Form 10-Q
period 1995-06-30
PSC INC
filed 1995-08-10
CIK 319379

SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20459

                                   FORM 10-Q


           X Quarterly Report Pursuant to Section 13 or 15 (d) of the
                        Securities Exchange Act of 1934

                  For the quarterly period ended June 30, 1995

      Transition report pursuant to Section 13 or 15(d) of the Securities
                              Exchange Act of 1934

              For the transition period from _________ to ________

                           Commission File No. 0-9919

                                    PSC INC.
             (Exact name of registrant as specified in its charter)

                  New York                           16-0969362
       (State or other jurisdiction of          (I. R. S. Employer ID #)
        incorporation or organization)

      675 Basket Road, Webster, New York                14580
      ----------------------------------                ------
    (Address of principal executive offices)           (Zip Code)

Registrant's telephone number, including area code   (716)  265-1600

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the 12 months preceding (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                  Yes  X                     No ___

As  of  August 4, 1995 there were 9,950,685 shares of common stock outstanding.

                           PSC Inc. AND SUBSIDIARIES

                                     INDEX

                                                                  PAGE NUMBER
PART I  FINANCIAL INFORMATION

Item 1 -Financial Statements

Consolidated Balance Sheets as of
June 30, 1995 (Unaudited) and
December 31, 1994......................................................3-4

Consolidated Statements of Operations and
Retained Earnings for the three
and six months ended:
June 30, 1995 (Unaudited) and
June 30, 1994 (Unaudited) .............................................5-6

Consolidated Statements of Cash Flows
for the six months ended:
June 30, 1995 (Unaudited) and
June 30, 1994 (Unaudited) ...............................................7

Notes to Consolidated Financial
Statements (Unaudited) ...............................................8-10

Item 2 -Management's Discussion and Analysis of
        Financial Condition and Results of
        Operations ..................................................11-13

PART II  OTHER INFORMATION

Item 1    -Legal Proceedings ...........................................14

Item 2    -Changes in Securities .......................................14

Item 3    -Defaults upon Senior Securities .............................14

Item 4    -Submission of Matters to a Vote of Security Holders ......14-15

Item 5    -Other Information............................................15

Item 6    -Exhibits and Reports on Form 8-K ............................15

                         PART I - FINANCIAL INFORMATION

Item 1:  Financial Statements

                           PSC Inc. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                           (All amounts in thousands)

                                                           June 30,     Dec. 31,
                                                            1995          1994
                                                           --------      -------
                                                         (Unaudited)
ASSETS

CURRENT ASSETS
        Cash and short-term investments ................     $10,302     $ 2,720
        Accounts receivable, net of allowance
            for doubtful accounts of $622
           and $576, respectively ......................      15,272      13,139
        Inventories .... ...............................      10,175       6,446
        Prepaid expenses and other .....................         890       1,148
                                                             -------     -------

       TOTAL CURRENT ASSETS ............................      36,639      23,453

INVESTMENTS ............................................       4,218       4,234

PROPERTY, PLANT AND EQUIPMENT, net
        of accumulated depreciation of $3,246
        and $3,327, respectively .......................      20,153      16,459

DEFERRED TAX ASSETS ....................................       1,806       1,950

INTANGIBLE ASSETS, net of accumulated
  amortization of $1,735 and $1,265, respectively ......       6,705       6,667
                                                             -------     -------


TOTAL ASSETS ...........................................     $69,521     $52,763
                                                             =======     =======

SEE ACCOMPANYING NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS.

                           PSC Inc. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                           (All amounts in thousands)
                                  (Continued)

                                                              June 30,  Dec. 31,
                                                                1995     1994
                                                              -------  ---------
                                                            (Unaudited)
LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
       Current portion of long-term debt .........     $     105      $     300
       Accounts payable ..........................        10,067          7,698
       Accrued expenses ..........................         4,834          4,738
       Accrued payroll and commissions ...........         1,170          1,570
       Accrued acquisition related
         restructuring costs ....................            422          1,133
                                                       ---------      ---------

         TOTAL CURRENT LIABILITIES ...............        16,598         15,439


LONG-TERM DEBT, less current maturities ..........           413         13,309

OTHER LONG-TERM LIABILITIES ......................         1,940          1,782



SHAREHOLDERS' EQUITY
       Common stock, par value $.01;
          25,000 authorized, 9,933 and
          7,472 shares issued and outstanding ....            99             75
       Additional paid-in capital ................        44,994         20,288
       Retained earnings .........................         5,714          2,099
       Cumulative translation adjustment .........          --                8

       Less treasury stock, 39 shares
        repurchased, at cost .....................          (237)          (237)
                                                       ---------      ---------

         TOTAL SHAREHOLDERS' EQUITY ..............        50,570         22,233
                                                       ---------      ---------

TOTAL LIABILITIES AND SHAREHOLDERS'
     EQUITY ......................................     $  69,521      $  52,763
                                                       =========      =========

SEE ACCOMPANYING NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS.

                           PSC Inc. AND SUBSIDIARIES
          CONSOLIDATED STATEMENTS OF OPERATIONS AND RETAINED EARNINGS
               (All amounts in thousands, except per share data)
                                  (Unaudited)
                                                                Three Months
                                                                Ended June 30
                                                               1995      1994
                                                            --------   --------

NET SALES ...............................................   $ 21,315   $ 13,119

COST OF SALES ...........................................     12,007      6,997
                                                            --------   --------
         Gross profit ...................................      9,308      6,122

OPERATING EXPENSES
         Engineering, research and development ..........      1,131        942
         Selling, general and administrative ............      5,689      3,656
                                                            --------   --------

              Income from operations ....................      2,488      1,524

INTEREST AND OTHER (EXPENSE) INCOME .....................        286        (18)
                                                            --------   --------

              Income before provision for income taxes ..      2,774      1,506

INCOME TAX PROVISION ....................................      1,040        565
                                                            --------   --------

NET INCOME ..............................................   $  1,734   $    941
                                                            ========   ========

NET INCOME PER COMMON AND COMMON
        EQUIVALENT SHARE ...........................         $ .16         $ .12
                                                              ====          ====

WEIGHTED AVERAGE NUMBER OF
    COMMON AND COMMON EQUIVALENT
    SHARES OUTSTANDING:
         Common shares .................................       9,786       7,272
         Common equivalent shares ......................         895         439
                                                             -------     -------
                                                              10,681       7,711
                                                             =======     =======
RETAINED EARNINGS:
         Retained earnings, beginning of period ........     $ 3,980     $ 3,503
         Net income ....................................       1,734         941
                                                             -------     -------
         Retained earnings, end of period ..............     $ 5,714     $ 4,444
                                                             =======     =======

SEE ACCOMPANYING NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS.

                           PSC Inc. AND SUBSIDIARIES
          CONSOLIDATED STATEMENTS OF OPERATIONS AND RETAINED EARNINGS
               (All amounts in thousands, except per share data)
                                  (Unaudited)

                                                               Six Months Ended
                                                                   June 30
                                                                 1995      1994

NET SALES ................................................    $43,577    $29,858

COST OF SALES ............................................     23,767     15,535
                                                              -------    -------
         Gross profit ....................................     19,810     14,323

OPERATING EXPENSES
         Engineering, research and development ...........      2,217      1,807
         Selling, general and administrative .............     11,912      7,855
                                                              -------    -------

              Income from operations .....................      5,681      4,661

INTEREST AND OTHER (EXPENSE) INCOME ......................        127         11
                                                              -------    -------

              Income before provision for income taxes ...      5,808      4,672

INCOME TAX PROVISION .....................................      2,193      1,715
                                                              -------    -------

NET INCOME ...............................................    $ 3,615    $ 2,957
                                                              =======    =======

NET INCOME PER COMMON AND COMMON
        EQUIVALENT SHARE
         Primary ...................................         $ .38         $ .39
                                                              ====          ====
         Fully diluted .............................         $ .38         $ .38
                                                              ====          ====

WEIGHTED AVERAGE NUMBER OF
    COMMON AND COMMON EQUIVALENT
    SHARES OUTSTANDING:
         Primary:
         Common Shares.................................       8,720        7,264
         Common equivalent shares.....................          743          346
                                                              -----        -----
                                                              9,463        7,610
                                                              =====        =====
         Fully Diluted:
         Common shares .................................       8,720       7,264
         Common equivalent shares ......................         895         439
                                                              ------      ------
                                                               9,615       7,703
                                                              ======      ======

RETAINED EARNINGS:
         Retained earnings, beginning of period ........      $2,099      $1,487
         Net income ....................................       3,615       2,957
                                                              ------      ------
         Retained earnings, end of period ..............      $5,714      $4,444
                                                              ======      ======

SEE ACCOMPANYING NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                           PSC INC. and SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (All amounts in thousands)
                                  (Unaudited)
                                                               Six Months Ended
                                                                   June 30
                                                             1995           1994
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net Income .....................................     $  3,615      $  2,957
       Adjustments to reconcile net income
       to net cash provided by operating activities:
         Depreciation and amortization .............        1,261           980
         Gain on disposition of assets...... .......         (161)          --
             Decrease (increase) in assets:
             Accounts receivable ...................       (1,764)         (868)
             Inventories ...........................       (3,766)          676
             Prepaid expenses and other ............          258          (109)
             Deferred tax assets ...................          144           --
         Increase (decrease) in liabilities:
             Accounts payable ......................        2,369        (1,818)
             Accrued expenses ......................           96           863
             Accrued payroll and commissions .......         (400)          183
             Accrued acquisition related
             restructuring costs ...................         (536)         --
                                                         --------      --------

                Net cash provided by
                   operating activities ............        1,116         2,869
                                                         --------      --------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Capital expenditures...........................        (4,641)       (5,037)
    Additions to intangible assets ................          (507)          (14)
    Purchase of investments, net ..................            --        (3,464)
                                                           ------         ------
               Net cash (used in) investing activities..   (5,148)       (8,515)
                                                           ------         ------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Additions to long-term debt ......................       1,199        3,205
    Principal repayments of long-term debt ...........     (14,307)         (71)
    Purchase of treasury shares ......................        --            (46)
    Exercise of stock options and
    sale of stock ....................................      24,534          125
    Tax benefit from exercise or
    early disposition
    of certain stock options .........................         196         --
                                                           -------      -------
     Net cash provided by financing activities .......      11,622        3,213
                                                           -------      -------

FOREIGN CURRENCY TRANSLATION .....................            (8)          --

NET INCREASE/(DECREASE) IN CASH
         AND SHORT-TERM INVESTMENTS ..............         7,582         (2,433)

CASH AND SHORT-TERM INVESTMENTS:
         Beginning of period .....................         2,720          6,221
                                                        --------       --------

         End of period ...........................      $ 10,302       $  3,788


                                                        ========       ========


SEE ACCOMPANYING NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS.

                           PSC Inc. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               FOR THE THREE MONTHS ENDED June 30, 1995 and 1994
               (All amounts in thousands, except per share data)
                                  (Unaudited)

(1)   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      The accompanying consolidated financial statements have been prepared by the Company without audit. In the opinion of management, these financial statements include all adjustments necessary to present fairly the Company's financial position as of June 30, 1995, and the results of operations and its cash flows for the six months ended June 30, 1995 and 1994. The results of operations for the three months and six months ended June 30, 1995 are not necessarily indicative of the results to be expected for the full year.

      Certain information and disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The accompanying financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 1994 annual report on Form 10-K.

      NET INCOME PER COMMON AND COMMON EQUIVALENT SHARE

      Net income per common and common equivalent share is based on the weighted average number of common and common equivalent shares (stock options determined under the treasury stock method) outstanding during the period.

(2)   INVENTORIES

      Inventories are stated at the lower of cost (first-in, first-out method) or market. Elements of cost include materials, labor, and overhead and consist of the following:

                                                            June 30,    Dec. 31,
                                                              1995        1994
                                                             -------     -------
Raw materials ..........................................     $ 7,413     $ 4,337
Work-in-process ........................................       1,717       1,605
Finished goods .........................................       1,045         504
                                                             -------     -------
                                                             $10,175     $ 6,446

                           PSC Inc. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               FOR THE THREE MONTHS ENDED June 30, 1995 and 1994
               (All amounts in thousands, except per share data)
                                  (Unaudited)
(3) INVESTMENTS

      The Company has classified its investment securities as held to maturity in accordance with Statement of Financial Accounting Standards No. 115 (SFAS 115) "Accounting for Certain Investments in Debt and Equity Securities." SFAS 115 requires debt and equity securities to be classified into one of three categories: held to maturity, available for sale or available for trading. Securities held to maturity are limited to debt securities that the holder has the positive intent and the ability to hold to maturity; these securities are reported at amortized cost.

      At June 30, 1995, the investment portfolio was classified as follows:

                                                           Unrealized
                                                Fair        Holding    Amortized
                                                Value        Losses     Cost

Municipal Obligations:
   After 1 year through 5 years .........      $ 2,025     ($   35)     $ 2,060
   After 5 years through 10 years .......        2,100     (    58)       2,158
                                               -------      -------      ------
                                               $ 4,125     ($   93)     $ 4,218
                                               =======      =======      =======


(4)   ACCRUED EXPENSES

      Accrued expenses consist of the following:

                                                                June 30, Dec.31,
                                                                  1995     1994
                                                                 ------   ------
Accrued warranty cost ........................................   $1,250   $1,250
Accrued royalty ..............................................    1,493    1,332
Accrued income taxes .........................................      713      765
Other miscellaneous accrued expenses .........................    1,378    1,391
                                                                 ------   ------

Total accrued expenses .......................................   $4,834   $4,738
                                                                 ======   ======

                           PSC Inc. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               FOR THE THREE MONTHS ENDED June 30, 1995 and 1994
               (All amounts in thousands, except per share data)
                                  (Unaudited)

(5)  LONG-TERM DEBT

Long-term debt consists of the following:
                                                         June 30,       Dec. 31,
                                                           1995           1994
                                                         ---------     ---------
Term loan ..........................................            --     $   6,800
Construction loan ..................................            --         6,219
Capital lease obligations ..........................           518           590
                                                         ---------     ---------
                                                               518        13,609
Less:  current maturities ..........................           105           300
                                                         ---------     ---------
                                                         $     413     $  13,309
                                                         =========     =========


(6)   SHAREHOLDERS' EQUITY

     Changes in the status of options under the Company's stock option plans are summarized as follows:
                                                     Jan. 1, 1995   Jan. 1, 1994
                                                            to           to
                                                     June 30, 1995 Dec. 31, 1994
                                                     ------------- -------------
Options outstanding at
  beginning of period ............................         2,299          1,320
Options granted ..................................            86          1,354
Options exercised ................................          (151)          (226)
Options forfeited/canceled .......................           (24)          (149)
                                                         -------        -------
Options outstanding at
  end of period ..................................         2,210          2,299
                                                         =======        =======
Number of options at end of period:
   Exercisable ...................................         1,319          1,133
   Available for grant ...........................         1,614          1,676

Average price of options
  outstanding at end of period ...................       $  8.23        $  8.02

     During the six month period ended June 30, 1995, employees purchased approximately 5 shares at $7.23 per share under the provisions of the Company's 1990 Employee Stock Purchase Plan.

Item 2:  Management's Discussion and Analysis of Financial Condition
                  and Results of Operations

The following discussion and analysis should be read in conjunction with the Consolidated Financial Statements and Notes to Consolidated Financial Statements of the Company's December 31, 1994 annual report on Form 10-K.

Results of Operation:  Three Months Ended June 30, 1995 and 1994

Net Sales. Net sales during the three months ended June 30, 1995 increased $8.2 million or 63% compared with the same period in 1994. The increase is primarily due to increased sales volume of the Company's handheld products and the inclusion of the recently acquired LazerData product group's line of fixed position scanners. Geographically, domestic net sales increased by 60% and international net sales increased by 73%. International net sales represented approximately 22% of net sales in the second quarter of 1995 versus 21% of net sales in the second quarter of 1994.

Gross Profit. Gross profit during the three months ended June 30, 1995 increased $3.2 million or 52% compared with the same period in 1994. As a percentage of sales, gross profit decreased from 46.7% to 43.7%. The decrease in gross profit percentage is due to a change in the sales mix of the Company's handheld products and the inclusion of the recently acquired LazerData product group. LazerData's operating results reflect lower gross profit margins than historical gross profit margins of the Company. The Company expects to achieve future operating synergies, particularly in the areas of purchasing and manufacturing automation of components, to lower LazerData's manufacturing costs. However, there can be no assurance that the Company will be able to achieve future operating synergies at LazerData.

Engineering, Research and Development. Engineering, Research and Development (ER&D) expenses increased $189 or 20%, as compared to the same period in 1994. As a percentage of sales, ER&D was 5.3% in the second quarter of 1995 versus 7.2% in the second quarter of 1994. The dollar increases were primarily related to the Company's new product development for its handheld laser scanner products and its newly acquired LazerData product group's fixed position scanners.

Selling, General and Administrative. Selling, General and Administrative (SG&A) expenses increased $2.0 million or 56%, as compared to the same period in 1994. However, as a percentage of sales, SG&A was 26.7% in 1995 and 27.9% in 1994. The increased dollar amount is primarily due to higher patent related expenses, higher royalty expenses related to sales volume, and increased promotion and advertising expenses to support a higher revenue base. The increase in patent related expenses was due to the increased number of patent applications being filed and an increase in litigation expenses related to patent infringement lawsuits.

Acquisition Related Restructuring and Other Costs. During the 1994 fourth quarter, the Company recognized a pre-tax restructuring charge of $3.0 million. The charge related to the integration of the Company's existing fixed position scanner product lines with those of LazerData, which was acquired in December 1994. The restructuring program in part, provided for employee severance and benefit costs for the elimination of approximately 12 manufacturing and engineering support positions. As of June 30, 1995, all positions targeted in the restructuring program have been eliminated. The amount of the restructuring accrual at June 30, 1995 was approximately $1.4 million. Restructuring actions are expected to be substantially completed by the end of 1995. There have been no re-allocations and/or re-estimates to date.

Provision for Income Taxes. Provision for income taxes increased substantially due to the increase in pre-tax net income. The Company's effective tax rate was 37.5% in 1995 and 1994. The Company expects to record income tax expense at or about the combined federal and state statutory tax rate in 1995.

Results of Operation:  Six Months Ended June 30, 1995 and 1994

Net Sales. Net sales during the six months ended June 30, 1995 increased $13.7 million or 46% compared with the same period in 1994. The increase is primarily due to increased sales volume of the Company's handheld products and the inclusion of the recently acquired LazerData product group. Geographically, domestic net sales increased by 39% and international net sales increased by 79%. International net sales represented approximately 21% of net sales in the first six months of 1995 versus 17% of net sales in the first six months of 1994.

Gross Profit. Gross profit during the six months ended June 30, 1995 increased $5.5 million or 38% compared with the same period in 1994. As a percentage of sales, gross profit decreased from 48.0% to 45.5%. The decrease in gross profit percentage is due to a change in the sales mix of the Company's handheld products and the inclusion of the recently acquired LazerData product group. LazerData's operating results reflect lower gross profit margins than historical gross profit margins of the Company. The Company expects to achieve future operating synergies, particularly in the areas of purchasing and manufacturing automation of components, to lower LazerData's manufacturing costs. However, there can be no assurance that the Company will be able to achieve future operating synergies at LazerData.

Engineering, Research and Development. Engineering, Research and Development (ER&D) expenses increased $409 or 23%, as compared to the same period in 1994. As a percentage of sales, ER&D was 5.1% in the first six months of 1995 versus 6.1% in the first six months of 1994.The dollar increases were primarily related to the Company's new product development for its handheld laser scanner products and its newly acquired LazerData product group's fixed position scanners.

Selling, General and Administrative. Selling, General and Administrative (SG&A) expenses increased $4.1 million or 52%, as compared to the same period in
1994.    As  a  percentage  of  sales,  SG&A  was 27.3% in  1995 and  26.3%  in
1994. The increased dollar amount is primarily due to higher patent related expenses, higher royalty expenses related to sales volume, and increased promotion and advertising expenses to support a higher revenue base. The increase in patent related expenses was due to the increased number of patent applications being filed and an increase in litigation expenses related to patent infringement lawsuits.

Provision for Income Taxes. Provision for income taxes increased substantially due to the increase in pre-tax net income. The Company's effective tax rate was 37.8% in 1995 and 36.7 in 1994. The Company expects to record income tax expense at or about the combined federal and state statutory tax rate in 1995.

Liquidity and Capital Resources

The Company utilizes a number of measures of liquidity, including the following:

                                         June 30, 1995     June 30, 1994
Cash provided by operations                  $1,116            $2,869
Working capital                              $20,041           $7,571
Long-term debt to capital
(Long-term debt to long-term
    debt plus equity)                          0.8%              6.6%

Cash provided by operations  decreased  $1.7 million versus the first six months
of 1994 primarily due to  increased   accounts  receivables  and   inventories.
Working capital increased $12.0 million from December 31, 1994 primarily due to an increase of cash and short-term investments ($7.6 million), accounts receivable ($1.8 million), and inventories ($3.8 million), offset, in part, by increases to accounts payable ($2.4 million). The increase in cash and short-term  investments  is  principally  the result of the Company's  secondary stock offering completed during the period. The increases in accounts receivable, inventories, and accounts payable are due to the higher sales and operating levels.

Property, plant and equipment expenditures totaled $4.6 million for the six months ended June 30, 1995 compared with $5.0 million for the six months ended June 30, 1994. The 1995 and 1994 expenditures primarily related to the construction costs of the recently completed headquarters, manufacturing and engineering facility.The 1995 expenditures also include additional manufacturing equipment to increase capacity and automation.

During the six months ended June 30, 1995, the Company completed its secondary stock offering. In March, the Company sold 2.0 million common shares at a price of $11.00 per share. The net proceeds to the Company from the offering were approximately $20.4 million. The Company used approximately $7.1 million of the net proceeds from the offering to repay in full the outstanding indebtedness under the Company's construction loan used to finance its new headquarters, manufacturing and engineering facility. The Company also used approximately $6.8 million of the net proceeds from the offering to repay in full the outstanding indebtedness under the Company's term loan that was used to finance the acquisition of LazerData in December 1994. In April, the Underwriters exercised their option to sell another 0.3 million shares to cover over-allotments. The net proceeds from the exercise of the over-allotment were approximately $3.2 million.

The long-term debt to capital percentage decreased from 37.4% at December 31, 1994 to 0.8% at June 30, 1995. The decrease is due to the repayment in full of the Company's construction loan and term loan, as discussed above.

At June 30, 1995, liquidity immediately available to the Company consisted of cash and short-term investments of approximately $10.3 million. In addition, the Company has a revolving loan agreement with Manufacturers and Traders Trust Company pursuant to which the bank has agreed to provide a line of credit totaling $5.0 million. The agreement expires January 1, 1998. As of June 30, 1995, the Company had no outstanding borrowings under this agreement. The Company believes that it has adequate liquidity for the next twelve months to meet its current and anticipated operating needs from the results of its operations, existing credit facilities and working capital. As part of its overall business strategy, the Company may from time to time evaluate other acquisition opportunities. The funding for these future transactions, if any, may require the Company to obtain additional sources of financing.

Part II:  OTHER INFORMATION

Item 1: Legal Proceedings: Incorporated by reference to Item 2 of the Annual Report on Form 10K for the fiscal period ended December 31, 1994.

Item 2:   Changes in Securities:  None

Item 3:   Defaults upon Senior Securities:  None

Item 4:   Submission of Matters to a Vote of Security Holders:

         (a)  The Annual Meeting of Shareholders was held on May 3, 1995.

         (b) The names of the directors elected at the Annual Meeting for a three-year term are as follows:

                  Robert S. Ehrlich
                  L. Michael Hone
                  Jack Rosenfeld

         The name of each other director whose term of office as a director continued after the meeting is as follows:

                  Milton P. Axelrod
                  James W. Henry
                  Donald K. Hess
                  James O'Shea
                  Abby R. Solomon
                  Justin L. Vigdor

         (c) (i) At the Annual Meeting, the tabulation of votes with respect to each nominee for director was as follows:

         Nominee                    Votes FOR           Authority Withheld
         Robert S. Ehrlich          6,717,110                226,663
         L. Michael Hone            6,748,310                195,463
         Jack Rosenfeld             6,748,310                195,463

         (ii) At the Annual Meeting, the shareholders voted upon three other matters. The description of each other matter voted upon and the tabulation of votes with respect to each such matter are as follows:

                                    Votes     Votes       Votes          Broker
                                    FOR      AGAINST    ABSTAINING     NON-VOTES
(a) Proposal to amend the
Certificate of
Incorporation to increase
the number of authorized
Common Shares .................... 6,591,299     313,752      38,722      -0-

(b) Proposal to approve
the 1994 Stock Option Plan.......  3,899,105   1,348,606      49,900   1,646,162

(c) Proposal to approve
the 1995 Employee Stock
Purchase Plan ..................   5,127,944     367,375      35,117   1,413,337

Item 5:   Other Information:  None

Item 6:   Exhibits and Reports on Form 8-K

     (a) Exhibits:

     3.1 Restated Certificate of Incorporation of the Company and amendments thereto.

     10.1 Consulting Agreement between the Company and Robert S. Ehrlich as of January 2, 1995.

     (b) Reports on Form 8-K: None

SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   PSC Inc.



DATE: August 9, 1995               By: /s/ L. Michael Hone
                                   L. Michael Hone, Chairman,
                                    Chief Executive Officer, and President



DATE: August 9, 1995               By: /s/ William J. Woodard
                                   William J. Woodard
                                   Vice President, Finance and Treasurer
                                   (Principal Financial Officer)



DATE: August 9, 1995               By: /s/ Scott D. Deverell
                                   Scott D. Deverell
                                   (Principal Accounting Officer)

                                 Exhibit Index
                                 -------------

 3.1 Restated Certificate of Incorporation of the Company and amendments thereto.

10.1 Consulting Agreement between the Company and Robert S. Ehrlich as of January 2, 1995.