Form 10-Q
period 1995-09-30
PSC INC
filed 1995-11-07
CIK 319379

SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20459

                                   FORM 10-Q


X        Quarterly Report Pursuant to Section 13 or 15 (d) of the
         Securities Exchange Act of 1934

For the quarterly period ended September 30, 1995

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

                  Yes  X                     No ___

As of November 3, 1995 there were 9,984,073 shares of common stock outstanding.

                           PSC Inc. AND SUBSIDIARIES

                                     INDEX

                                                                     PAGE NUMBER
PART I  FINANCIAL INFORMATION

Item 1 -Financial Statements

                  Consolidated Balance Sheets as of
                  September 30, 1995 (Unaudited) and
                  December 31, 1994......................................3 - 4

                  Consolidated Statements of Operations and
                  Retained Earnings for the three
                  and nine months ended:
                  September 30, 1995 (Unaudited) and
                  September 30, 1994 (Unaudited) ........................5 - 6

                  Consolidated Statements of Cash Flows
                  for the nine months ended:
                  September 30, 1995 (Unaudited) and
                  September 30, 1994 (Unaudited) ............................7

                  Notes to Consolidated Financial
                  Statements (Unaudited) ...............................8 - 10

Item 2 -Management's Discussion and Analysis of
                  Financial Condition and Results of
                  Operations ..........................................11 - 13

PART II  OTHER INFORMATION

Item 1    -Legal Proceedings ...............................................14

Item 2    -Changes in Securities ...........................................14

Item 3    -Defaults upon Senior Securities .................................14

Item 4    -Submission of Matters to a Vote of Security Holders ..........   14

Item 5    -Other Information ...............................................14

Item 6    -Exhibits and Reports on Form 8-K ...........................16 - 73

                         PART I - FINANCIAL INFORMATION

Item 1:  Financial Statements

                           PSC Inc. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                           (All amounts in thousands)

                                                     Sept.30, 1995  Dec.31, 1994
                                                     -------------  ------------
                                                      (Unaudited)
ASSETS

CURRENT ASSETS
Cash and short-term investments ........................    $  6,439    $  2,720
Accounts receivable, net of allowance
    for doubtful accounts of $439
   and $576, respectively ..............................      16,434      13,139
Inventories ............................................      10,794       6,446
Prepaid expenses and other .............................       1,022       1,148
                                                            --------    --------

TOTAL CURRENT ASSETS ...................................      34,689      23,453

INVESTMENTS ............................................       4,215       4,234

PROPERTY, PLANT AND EQUIPMENT, net
        of accumulated depreciation of $3,664
        and $3,327, respectively .......................      21,271      16,459

DEFERRED TAX ASSETS ....................................       1,649       1,950

INTANGIBLE AND OTHER ASSETS, net of accumulated
  amortization of $2,035 and $1,265, respectively ......       9,246       6,667
                                                            --------    --------


TOTAL ASSETS ...........................................    $ 71,070    $ 52,763
                                                            ========    ========












SEE ACCOMPANYING NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS.

                           PSC Inc. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                           (All amounts in thousands)
                                  (Continued)

                                                     Sept.30, 1995 Dec. 31, 1994
                                                       (Unaudited)

LIABILITIES AND SHAREHOLDERS' EQUITY


CURRENT LIABILITIES
Current portion of long-term debt ................      $    129       $    300
Accounts payable .................................         8,876          7,698
Accrued expenses .................................         5,601          4,738
Accrued payroll and commissions ..................         1,549          1,570
Accrued acquisition related
  restructuring costs ............................           369          1,133
                                                        --------       --------

  TOTAL CURRENT LIABILITIES ......................        16,524         15,439


LONG-TERM DEBT, less current maturities ..........           525         13,309

OTHER LONG-TERM LIABILITIES ......................         1,174          1,782



SHAREHOLDERS' EQUITY
Common stock, par value $.01;
   25,000 authorized, 9,958 and
   7,472 shares issued and outstanding ...........           100             75
Additional paid-in capital .......................        45,647         20,288
Retained earnings ................................         7,280          2,099
Cumulative translation adjustment ................            57              8

Less treasury stock, 39 shares
 repurchased, at cost ............................          (237)          (237)
                                                        --------       --------

  TOTAL SHAREHOLDERS' EQUITY .....................        52,847         22,233
                                                        --------       --------

TOTAL LIABILITIES AND SHAREHOLDERS'
     EQUITY ......................................      $ 71,070       $ 52,763
                                                        ========       ========







SEE ACCOMPANYING NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS.

                           PSC Inc. AND SUBSIDIARIES
          CONSOLIDATED STATEMENTS OF OPERATIONS AND RETAINED EARNINGS
               (All amounts in thousands, except per share data)
                                  (Unaudited)

                                                             Three Months Ended
                                                                September 30
                                                               1995         1994
NET SALES ................................................    $22,483    $13,220

COST OF SALES ............................................     13,588      7,240
                                                              -------    -------
         Gross profit ....................................      8,895      5,980

OPERATING EXPENSES
         Engineering, research and development ...........      1,238        983
         Selling, general and administrative .............      5,620      3,713
                                                              -------    -------

              Income from operations .....................      2,037      1,284

INTEREST AND OTHER INCOME ................................        429        118
                                                              -------    -------

              Income before provision for income taxes ...      2,466      1,402

INCOME TAX PROVISION .....................................        900        492
                                                              -------    -------

NET INCOME ...............................................    $ 1,566    $   910
                                                              =======    =======

NET INCOME PER COMMON AND COMMON
        EQUIVALENT SHARE .................................    $   .15    $   .12
                                                              =======    =======

WEIGHTED AVERAGE NUMBER OF
    COMMON AND COMMON EQUIVALENT
    SHARES OUTSTANDING:

Common shares ............................................      9,912      7,351
Common equivalent shares .................................        831        434
                                                              -------    -------
                                                               10,743      7,785
                                                              =======    =======


RETAINED EARNINGS:
         Retained earnings, beginning of period ..........    $ 5,714    $ 4,444
         Net income ......................................      1,566        910
                                                              -------    -------
         Retained earnings, end of period ................    $ 7,280    $ 5,354
                                                              =======    =======




SEE ACCOMPANYING NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS.

                           PSC Inc. AND SUBSIDIARIES
          CONSOLIDATED STATEMENTS OF OPERATIONS AND RETAINED EARNINGS
               (All amounts in thousands, except per share data)
                                  (Unaudited)

                                                      Nine Months Ended Sept. 30
                                                               1995         1994
NET SALES ..................................................   $66,060   $43,078

COST OF SALES ..............................................    37,355    22,775
                                                               -------   -------
         Gross profit ......................................    28,705    20,303

OPERATING EXPENSES
         Engineering, research and development .............     3,455     2,790
         Selling, general and administrative ...............    17,532    11,568
                                                               -------   -------

              Income from operations .......................     7,718     5,945

INTEREST AND OTHER  INCOME .................................       556       129
                                                               -------   -------

              Income before provision for income taxes .....     8,274     6,074

INCOME TAX PROVISION .......................................     3,093     2,207
                                                               -------   -------

NET INCOME .................................................   $ 5,181   $ 3,867
                                                               =======   =======

NET INCOME PER COMMON AND COMMON
        EQUIVALENT SHARE
         Primary ...........................................   $   .52   $   .51
                                                               =======   =======
         Fully diluted .....................................   $   .53   $   .50
                                                               =======   =======

WEIGHTED AVERAGE NUMBER OF
    COMMON AND COMMON EQUIVALENT
    SHARES OUTSTANDING:
Primary:
Common shares ..............................................     9,122     7,293
Common equivalent shares ...................................       779       307
                                                               -------   -------
                                                                 9,901     7,600
                                                               =======   =======
Fully Diluted:
Common shares ..............................................     9,122     7,293
Common equivalent shares ...................................       678       434
                                                               -------   -------
                                                                 9,800     7,727
                                                               =======   =======

RETAINED EARNINGS:
Retained earnings, beginning of period .....................   $ 2,099   $ 1,487
Net income .................................................     5,181     3,867
                                                               -------   -------
Retained earnings, end of period ...........................   $ 7,280   $ 5,354
                                                               =======   =======



SEE ACCOMPANYING NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS.

                           PSC INC. and SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (All amounts in thousands)
                                  (Unaudited)
                                                                 Nine Months
                                                                Ended Sept. 30
                                                               1995        1994
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income ...........................................     $ 5,181      $ 3,867
   Adjustments to reconcile net income
   to net cash provided by operating activities:
     Depreciation and amortization ...................       1,983        1,496
     Gain on disposition of assets ...................        (161)        --
     Decrease (increase) in assets:
         Accounts receivable .........................      (3,780)      (1,707)
         Inventories .................................      (4,385)         520
         Prepaid expenses and other ..................         126         (115)
         Deferred tax assets .........................         301         --
Increase (decrease) in liabilities:
    Accounts payable .....................................     1,178       (781)
    Accrued expenses .....................................       863      1,475
    Accrued payroll and commissions ......................       (21)      --
    Accrued acquisition related restructuring costs ......      (891)      --
                                                              ------     ------
           Net cash provided by operating activities .....       394      4,755
                                                               ------    ------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Capital expenditures ...................................   (6,083)   (8,028)
    Additions to intangible assets .........................   (2,495)      (28)
    Purchase of investments, net ...........................     --      (1,345)
                                                               ------    ------
                Net cash (used in) investing activities ....   (8,578)   (9,401)
                                                               ------    ------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Additions to long-term debt ..........................     1,270      5,134
    Principal repayments of long-term debt ...............   (14,240)      (118)
    Payment of other long term liabilities ...............      (559)      --
    Purchase of treasury shares ..........................      --          (46)
    Exercise of stock options and sale of stock ..........    24,709        217
    Tax benefit from exercise or early disposition
        of certain stock options .........................       674       --
                                                             -------    -------
                Net cash provided by financing activities     11,854      5,187
                                                             -------    -------

FOREIGN CURRENCY TRANSLATION .....................             49              2
NET INCREASE IN CASH
         AND SHORT-TERM INVESTMENTS ..............          3,719            543
CASH AND SHORT-TERM INVESTMENTS:
         Beginning of period .....................          2,720          6,221
                                                          -------        -------
         End of period ...........................        $ 6,439        $ 6,764
                                                          =======        =======
SEE ACCOMPANYING NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS.

                           PSC Inc. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             FOR THE NINE MONTHS ENDED September 30, 1995 and 1994
               (All amounts in thousands, except per share data)
                                  (Unaudited)

(1)   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      The accompanying consolidated financial statements have been prepared by the Company without audit. In the opinion of management, these financial statements include all adjustments necessary to present fairly the Company's financial position as of September 30, 1995, and the results of operations and its cash flows for the nine months ended September 30, 1995 and 1994. The results of operations for the three months and nine months ended September 30, 1995 are not necessarily indicative of the results to be expected for the full year.

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

(2)   INVENTORIES

      Inventories are stated at the lower of cost (first-in, first-out method) or market. Elements of cost include materials, labor, and overhead and consist of the following:

                                     September 30, 1995        December 31, 1994
                                     ------------------        -----------------
         Raw materials                     $  8,355                  $4,337
         Work-in-process                      1,568                   1,605
         Finished goods                         871                     504
                                           --------                --------
                                            $10,794                  $6,446
                                            =======                  ======

                           PSC Inc. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             FOR THE NINE MONTHS ENDED September 30, 1995 and 1994
               (All amounts in thousands, except per share data)
                                  (Unaudited)

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

      At September 30, 1995, the investment portfolio was classified as follows:

                                                        Unrealized
                                              Fair       Holding       Amortized
                                             Value       (Losses)        Cost

       Municipal Obligations:
           After 1 year through 5 years      $2,031       ($26)         $2,057
           After 5 years through 10 years     2,118        (40)          2,158
                                              -----        ----          -----
                                             $4,149       ($66)         $4,215
                                             ======       =====         ======


(4)   ACCRUED EXPENSES

      Accrued expenses consist of the following:

                                                 Sept. 30, 1995    Dec. 31, 1994
                                                 --------------    -------------
      Accrued warranty cost                             $1,340        $  1,250
      Accrued royalty                                    1,712           1,332
      Accrued income taxes                                 748             765
      Other miscellaneous accrued expenses               1,801           1,391
                                                       -------        --------

      Total accrued expenses                            $5,601         $ 4,738
                                                        ======         =======


(5)   LONG-TERM DEBT

      Long-term debt consists of the following:

                                       Sept. 30, 1995             Dec. 31, 1994
                                      ---------------             --------------
         Term loan                         $     --                  $  6,800
         Construction loan                       --                     6,219
         Capital lease obligations              654                       590
                                            -------                  --------
                                                654                    13,609
         Less:  current maturities              129                       300
                                            -------                   -------
                                             $  525                   $13,309
                                             ======                   =======

                           PSC Inc. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             FOR THE NINE MONTHS ENDED September 30, 1995 and 1994
               (All amounts in thousands, except per share data)
                                  (Unaudited)
(6)   SHAREHOLDERS' EQUITY

      Changes in the status of options under the Company's stock option plans are summarized as follows:

                                                   Jan. 1, 1995     Jan. 1, 1994
                                                          to           to
                                                  Sept. 30, 1995   Dec. 31, 1994
                                               -----------------  --------------
Options outstanding at
  beginning of period ............................         2,299          1,320
Options granted ..................................           105          1,354
Options exercised ................................          (173)          (226)
Options forfeited/canceled .......................           (25)          (149)
                                                          ------         ------
Options outstanding at
  end of period ..................................         2,206          2,299
                                                          ======         ======
Number of options at end of period:
   Exercisable ...................................         1,518          1,133
   Available for grant ...........................         1,596          1,676

Average price of options
  outstanding at end of period ...................        $ 8.36         $ 8.02

      During the nine month period ended September 30, 1995, employees purchased approximately 10 shares at an average price of $9.16 per share under the provisions of the Company's 1990 Employee Stock Purchase Plan.

Item 2:  Management's Discussion and Analysis of Financial Condition
                  and Results of Operations


The following discussion and analysis should be read in conjunction with the Consolidated Financial Statements and Notes to Consolidated Financial Statements of the Company's December 31, 1994 annual report on Form 10-K.

Results of Operation:  Three Months Ended September 30, 1995 and 1994
---------------------

Net Sales. Net sales during the three months ended September 30, 1995 increased $9.3 million or 70% compared with the same period in 1994. The increase is primarily due to increased sales volume of the Company's handheld products and the inclusion of the LazerData product group's line of fixed position scanners acquired in December 1994. Geographically, domestic net sales increased by 66% and international net sales increased by 88%. International net sales represented approximately 20% of net sales in the third quarter of 1995 versus 18% of net sales in the third quarter of 1994.

Gross Profit. Gross profit during the three months ended September 30, 1995 increased $2.9 million or 49% compared with the same period in 1994. As a percentage of sales, gross profit decreased from 45.2% to 39.6%. The decrease in gross profit percentage is due to a change in the sales mix of the Company's handheld products, lower scan engine average selling prices associated with higher OEM volume purchases, and the inclusion of the LazerData product group. LazerData's operating results reflect lower gross profit margins than historical gross profit margins of the Company. The Company expects to achieve future operating synergies, particularly in the areas of purchasing and manufacturing automation of components, to lower LazerData's manufacturing costs. However, there can be no assurance that the Company will be able to achieve future operating synergies at LazerData.

Engineering, Research and Development. Engineering, Research and Development (ER&D) expenses increased $0.3 million or 26%, as compared to the same period in 1994. As a percentage of sales, ER&D was 5.5% in the third quarter of 1995 versus 7.4% in the third quarter of 1994. The dollar increases were primarily related to the Company's new product development for its handheld laser scanner products and its LazerData product group's fixed position scanners.

Selling, General and Administrative. Selling, General and Administrative (SG&A) expenses increased $1.9 million or 51%, as compared to the same period in 1994. However, as a percentage of sales, SG&A was 25% in 1995 and 28% in 1994. The increased dollar amount is primarily due to increased promotion and advertising expenses to support a higher revenue base and higher royalty expenses related to sales volume.

Acquisition Related Restructuring and Other Costs. During the 1994 fourth quarter, the Company recognized a pre-tax restructuring charge of $3.0 million. The charge related to the integration of the Company's existing fixed position scanner product lines with those of LazerData, which was acquired in December 1994. The restructuring program in part, provided for employee severance and benefit costs for the elimination of approximately 12 manufacturing and engineering support positions. As of September 30, 1995, all positions targeted in the restructuring program have been eliminated. The amount of the restructuring accrual at September 30, 1995 was approximately $0.9 million. Restructuring actions are expected to be substantially completed by the end of 1995. There have been no re-allocations and/or re-estimates to date.

Provision for Income Taxes. Provision for income taxes increased substantially due to the increase in pre-tax net income. The Company's effective tax rate was 36.5% in 1995 versus 35.1% in 1994. The 1994 effective tax rate reflects the utilization of net operating losses which are not available in 1995.

Results of Operation:  Nine Months Ended September 30, 1995 and 1994
--------------------

Net Sales. Net sales during the nine months ended September 30, 1995 increased $23.0 million or 53% compared with the same period in 1994. The increase is primarily due to increased sales volume of the Company's handheld products and the inclusion of the recently acquired LazerData product group's line of fixed position scanners. Geographically, domestic net sales increased by 47% and international net sales increased by 82%. International net sales represented approximately 21% of net sales in the first nine months of 1995 versus 18% of net sales in the first nine months of 1994.

Gross Profit. Gross profit during the nine months ended September 30, 1995 increased $8.4 million or 41% compared with the same period in 1994. As a percentage of sales, gross profit decreased from 47.1% to 43.5%. The decrease in gross profit percentage is due to a change in the sales mix of the Company's handheld products, lower scan engine average selling prices associated with higher OEM volume purchases, and the inclusion of the LazerData product group.

Engineering, Research and Development. Engineering, Research and Development (ER&D) expenses increased $0.7 million or 24%, as compared to the same period in 1994. As a percentage of sales, ER&D was 5.2% in the first nine months of 1995 versus 6.5% in the first nine months of 1994. The dollar increases were primarily related to the Company's new product development for its handheld laser scanner products and its LazerData product group's fixed position scanners.

Selling, General and Administrative. Selling, General and Administrative (SG&A) expenses increased $6.0 million or 52%, as compared to the same period in 1994. However, as a percentage of sales, SG&A was 26.5% in 1995 and 26.9% in 1994. The increased dollar amount is primarily due to higher patent related expenses, higher royalty expenses related to sales volume, and increased promotion and advertising expenses to support a higher revenue base. The increase in patent related expenses was due to the increased number of patent applications being filed and an increase in litigation expenses related to patent infringement lawsuits.

Provision for Income Taxes. Provision for income taxes increased substantially due to the increase in pre-tax net income. The Company's effective tax rate was 37.4% in 1995 and 36.3% in 1994. The 1994 effective tax rate reflects the utilization of net operating losses which are not available in 1995.

Liquidity and Capital Resources

The Company utilizes a number of measures of liquidity, including the following:

                                               Sept. 30, 1995     Sept. 30, 1994
Cash provided by operations                        $ 394                 $ 4,755
Working capital                                  $18,165                 $10,131
Long-term debt to capital                           1.0%                   20.8%
  (Long-term debt to long-term debt plus equity)

Cash provided by operations decreased $4.4 million during the first nine months of 1995 versus the first nine months of 1994 primarily due to increased accounts receivables and inventories. Working capital increased $10.2 million from
December 31, 1994 primarily due to an increase of cash and short-term investments ($3.7 million), accounts receivable ($3.3 million), and inventories ($4.3 million), offset, in part, by increases to accounts payable ($1.2 million). The increase in cash and short-term investments is principally the result of the Company's secondary stock offering completed during the period. The increases in accounts receivable, inventories, and accounts payable are due to the higher sales and operating levels.

Property, plant and equipment expenditures totaled $6.1 million for the nine months ended September 30, 1995 compared with $8.0 million for the nine months ended September 30, 1994. The 1995 and 1994 expenditures primarily related to the construction costs of the recently completed headquarters, manufacturing and engineering facility. The 1995 expenditures also include additional manufacturing equipment to increase capacity and upgrades to its data processing systems.

During the nine months ended September 30, 1995, the Company completed its secondary stock offering. The Company sold 2.3 million common shares at a price of $11.00 per share. The net proceeds to the Company from the offering were approximately $23.7 million. The Company used approximately $7.1 million of the net proceeds from the offering to repay in full the outstanding indebtedness under the Company's construction loan used to finance its new headquarters, manufacturing and engineering facility. The Company also used approximately $6.8 million of the net proceeds from the offering to repay in full the outstanding indebtedness under the Company's term loan that was used to finance the acquisition of LazerData in December 1994.

The long-term debt to capital percentage decreased from 37.4% at December 31, 1994 to 1.0% at September 30, 1995. The decrease is due to the repayment in full of the Company's construction loan and term loan, as discussed above.

At September 30, 1995, liquidity immediately available to the Company consisted of cash and short-term investments of approximately $6.4 million. In addition, in September 1995 the Company secured a new revolving loan agreement with Manufacturers and Traders Trust Company pursuant to which the bank has agreed to provide a line of credit totaling $20.0 million. It replaced the Company's previous line of credit facility that totaled $5.0 million. The agreement expires in September 2000. As of September 30, 1995, the Company had no outstanding borrowings under this agreement. The Company believes that it has adequate liquidity for the next twelve months to meet its current and anticipated operating needs from the results of its operations, existing credit facilities and working capital. As part of its overall business strategy, the Company may from time to time evaluate other acquisition opportunities. The funding for these future transactions, if any, may require the Company to obtain additional sources of financing.

Part II:  OTHER INFORMATION

Item 1:   Legal Proceedings:

         On September 21, 1994, the Company filed a patent infringement lawsuit in the United States District Court for the Western District of New York, located in Rochester, New York, alleging that certain products of Accu-Sort infringed the Company's patent for an optical scanning device for detecting bar-codes, United States Letters Patent 4,652,750 (the "750 Patent"). The suit sought an injunction to prevent further infringement and also sought damages to compensate for past infringement. Accu-Sort answered the complaint, asserting defenses of non-infringement and invalidity, filed a counterclaim seeking a declaratory judgment that the 750 Patent was invalid and not infringed, and moved for summary judgment of non-infringement. At the same time, the Company moved for summary judgment of infringement. On October 13, 1995, the Court granted Accu-Sort's motion for summary judgment of non-infringement and denied the Company's motion for summary judgment of infringement. The Company is appealing that decision.

         On July 1, 1992, the Company filed two patent infringement lawsuits: one against Spectra-Physics Scanning Systems, Inc. ("Spectra-Physics") relating to the manufacture and sale of its SP300 and SP400 models and one against Metrologic Instruments, Inc. ("Metrologic") relating to the manufacture and sale of its 900 Series, in each case in the United States District Court for the Western District of New York. The Company alleges that each of Spectra-Physics and Metrologic has infringed the Company's 750 Patent and seeks injunction enjoining Spectra-Physics and Metrologic from further infringement and damages to compensate it for such acts of infringement. Spectra-Physics and Metrologic have each filed answers alleging invalidity, non-infringement and unenforceability of the 750 Patent. Cross-motions for summary judgment have been filed in the Spectra-Physics action and are pending. In an order filed on October 31, 1995, the Court stayed all proceedings in the Metrologic action pending final resolution of the Accu-Sort action referred to in paragraph one of this section.

         The matter set forth in paragraph 3 of Item 3 ("Legal Proceedings") of the Company's Annual Report on Form 10-K for the fiscal period ended December 31, 1994 is incorporated by reference.

Item 2:   Changes in Securities:  None

Item 3:   Defaults upon Senior Securities:  None

Item 4:   Submission of Matters to a Vote of Security Holders:

Item 5:   Other Information:  None

Item 6:   Exhibits and Reports on Form 8-K

         (a)  Exhibits:

              10.1 Credit Facility Agreement dated September 28, 1995 between Manufacturers and Traders Trust Company and the Company.

              10.2 Amended and Restated Employment Agreement between the Company and L. Michael Hone, as of September 14, 1995.


         (b)  Reports on Form 8-K:  None

SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            PSC Inc.



DATE:    November 7, 1995           By:   /s/ L. Michael Hone
         ----------------                 -------------------
                                          L. Michael Hone, Chairman,
                                          Chief Executive Officer, and President





DATE:    November 7, 1995           By:   /s/ William J. Woodard
         ----------------                 ---------------------
                                          William J. Woodard
                                          Vice President, Finance and Treasurer
                                          (Principal Financial Officer)





DATE:   November 7, 1995            By:  /s/ Scott D. Deverell
       -----------------                 ---------------------
                                         Scott D. Deverell
                                         (Principal Accounting Officer)