Form 10-K
period 1995-12-31
PSC INC
filed 1996-03-28
CIK 319379

FORM 10-K

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549
(Mark One)

[X] Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

     For the fiscal year ended December 31, 1995 or

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934

     For the transition period from_________ to________

Commission file number  0-9919

PSC Inc.
Exact name of registrant as specified in its charter

New York                                             16-0969362
State or other jurisdiction of                       IRS Employer ID No.
incorporation or organization

675 Basket Road, Webster, New York                   14580
Address of principal executive offices               zip code

Registrant's telephone number, including area code:  716-265-1600

           Securities registered pursuant to Section 12(b) of the Act:

                                      None

           Securities registered pursuant to Section 12(g) of the Act:

                          Common Stock, $.01 par value
                                (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                           Yes     X          No ____

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [ ].

As of March 18, 1996 the aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $75,435,000 (Assumes officers, directors, and any shareholder holding 5% of the outstanding shares are affiliates.)

As of March 18 1996, there were outstanding 10,001,124 shares of Common Stock.

Documents incorporated by reference:
         Portions of PSC Inc.'s Proxy Statement for the Annual Meeting of Shareholders to be held on April 30, 1996 are incorporated into Part III of this Form 10-K.

                                TABLE OF CONTENTS

                                     PART I
                                                                    PAGE
Item   1:  Business................................................    4
Item   2:  Properties..............................................   16
Item   3:  Legal Proceedings.......................................   17
Item   4:  Submission of Matters to a Vote of Security Holders.....   17
              Executive Officers of Registrant.....................   18

                                     PART II

Item   5:  Market for Registrant's Common Equity and Related
              Security Holder Matters..............................   21
Item   6:  Selected Financial Data.................................   22
Item   7:  Management's Discussion and Analysis of Financial
              Condition and Results of Operations..................   23
Item   8:  Financial Statements and Supplementary Data.............   27
Item   9:  Changes in and Disagreements with Accountants
              on Accounting and Financial Disclosure...............   27

                                    PART III

Item  10:  Directors and Executive Officers of the Registrant......   27
Item  11:  Executive Compensation..................................   27
Item  12:  Security Ownership of Certain Beneficial Owners and
              Management...........................................   27
Item  13:  Certain Relationships and Related Transactions..........   27

                                     PART IV

Item  14:  Exhibits, Financial Statement Schedules, and Reports
              on Form 8-K..........................................   28

                                     PART I

                                ITEM 1: BUSINESS

COMPANY OVERVIEW

         PSC Inc., (together with its subsidiaries, the "Company") was incorporated in the State of New York in 1969. The Company designs, manufactures and markets handheld and fixed position laser-based bar code scanners, scan engines and other scanning products for the worldwide automatic identification and data collection market ("Auto ID"). By identifying, collecting, processing and transmitting data, the Company's scanning products serve as the "front end" of terminals or host computers used by industry, business and government to manage and control production, warehousing, distribution, sales and service. Headquartered in upstate New York, with additional operations in Florida and the United Kingdom, the Company serves original equipment manufacturers ("OEMs"), value-added resellers ("VARs"), distributors and system integrators throughout the world.

         The Company has positioned itself within the Auto ID industry by selling both domestically and internationally, principally through indirect distribution channels. The Company distributes its scanning products through OEMs, VARs, distributors and systems integrators rather than directly to end users, thus enabling the Company to avoid significant channel conflicts. The Company's distribution relationships have enabled it to introduce its products (generally under non-PSC labels) to new vertical markets, and have fostered the development of strategic relationships with leading Auto ID participants with whom PSC conducts joint product development. The Company operates within one industry segment: automatic data collection. The following is a brief synopsis of the Company's operations for the last five years, which should be read in conjunction with the balance of this report, including the Consolidated Financial Statements.

         In November 1991, the Company completed a private placement of 955,000 shares of its Common Stock for aggregate consideration of approximately $5.0 million.

         In December 1991, the Company merged Optel Systems Inc. into Optel Bar Code Systems Inc., renaming the surviving company OBCS, Inc. and merged A.D. Data Systems Corporation into Techtran Inc., renaming the surviving company A.D. Data Systems Corp.

         In May 1992, the shareholders approved a change in the name of the Company from Photographic Sciences Corporation to PSC Inc.

         In September 1992, the Company opened a sales office in the United Kingdom that serves as its European headquarters.

         In January 1993, the Company purchased selected assets and assumed selected liabilities of BRT Corporation, a manufacturer of fixed position, high speed industrial scanners.

         In July 1993, the Company merged its OBCS, Inc. subsidiary into A.D. Data Systems Corp. and renamed the surviving entity PSC Scanning Systems Inc.

         In December 1993, the Company completed the sale of certain assets and certain liabilities of its Switching Systems product line.

         In December 1994, the Company completed the acquisition of certain assets and certain liabilities of LazerData Corporation ("LazerData"), a subsidiary of BTR Corporation, located in Sanford, Florida.

         In March 1995, the Company completed a secondary stock offering of 2.3 million shares of its Common Stock. The net proceeds to the Company from the offering were approximately $23.6 million.

         In April 1995, the Company completed the sale of its Image Products product group.

     In November, 1995, the Company formed a wholly owned subsidiary, PSC S.A., Inc. to serve as its South and Central American sales headquarters.

RISK FACTORS

         The Company wishes to caution readers that the following risk factors, among others, could affect PSC's actual consolidated results for the first quarter of 1996 and beyond to differ materially from those expressed in any forward-looking statements made by, or on behalf of, PSC.

         Technological Change. The market for the Company's products is characterized by rapidly changing technology, evolving industry standards and changing customer needs. The Company's future success will depend on its ability to enhance its current products, to develop new products on a timely and cost-effective basis and to respond to changing customer needs and technological developments. Certain of the Company's competitors spend larger amounts on research and development efforts than the Company. Any failure by the Company to anticipate or respond adequately to changes in technology and customer preferences, or any significant delay in product development or introduction, could have a material adverse effect on the Company's financial condition and results of operations. There can be no assurance that the Company will be successful in developing new products or enhancing its existing products on a timely or cost-effective basis, or that such new products or product enhancements will achieve market acceptance.

         Management of Growth. The Company is experiencing a period of rapid growth that could place a significant strain on its resources. A component of the Company's business strategy is to complement internal growth with strategic acquisitions. There can be no assurance that the Company will be able to operate acquired businesses profitably or otherwise implement its growth strategy successfully. The Company's ability to manage its growth and integrate any newly-acquired entities will require it to continue to improve its operations and its financial and management information systems, and to motivate and effectively manage its employees. If the Company's management is unable to manage such growth effectively, the quality of the Company's products, its ability to identify, hire and retain key personnel and its results of operations could be materially adversely affected.

         Intellectual Property. The Company's success is dependent in part on its ability to obtain patent protection for its products, maintain trade secret protection and operate without infringing the proprietary rights of others. The Company currently owns 45 U.S. patents having expirations from the year 2002 to the year 2013 and also has certain foreign patents. The Company has filed, and intends to file, applications for additional patents covering its products. There can be no assurance that any of these patent applications will be granted, or that the Company will develop additional products that are patentable and do not infringe upon the patents of others, or that the patents issued to or licensed by the Company will provide the Company with a competitive advantage or adequate protection for its products. In addition, there can be no assurance that patents issued to or licensed by the Company will not be challenged, invalidated or circumvented by others. See "Business--Intellectual Property."

         The Auto ID industry is characterized by substantial litigation regarding patent and other intellectual property rights. The Company aggressively defends its patents and other proprietary rights, and is currently a plaintiff in three lawsuits alleging patent infringements on the part of others, and these proceedings involve counterclaims against the Company. There can be no assurance that others will not assert claims against the Company that result in litigation. Any such litigation could result in significant expense and divert the Company's attention from other matters. If any of the Company's products were found to infringe a third-party patent, the third party could be entitled to injunctive relief, which would prevent the Company from selling any such infringing products. In addition, the Company could be required to pay monetary damages. Although the Company could seek a license to sell products determined to infringe a third-party patent, there can be no assurance that a license would be available on terms acceptable to the Company. The Company could also attempt to redesign any infringing products so as to avoid infringement, although any effort to do so could be expensive and time-consuming, and there can be no assurance the effort would be successful. See "Business--Legal Matters".

         Competition. The Auto ID industry is highly competitive with rapid technological change and intellectual property developments representing key competitive factors. The Company also competes on the basis of innovative design, high quality manufacturing, technical expertise in scanning, level of sales and support services, price, and overall product functionality and fitness for use. Failure to keep pace with product and technological advances could negatively affect the Company's competitive position and prospects for growth. Several of the Company's competitors have substantially greater financial and other resources than the Company. In addition, other larger corporations could enter the Auto ID industry. No assurance can be given that the Company will be able to compete successfully against current and future competitors or that the competitive factors faced by the Company will not adversely affect its business, financial condition or results of operations. See "Business--Competition".

         Dependence on Sales by Third Parties: Significant Customers. The Company's net sales are dependent upon the ability of its OEM, VAR, distributor and systems integrator customers to develop and sell products that incorporate the Company's scanning products. Factors, including economic conditions, patent positions, inventory positions, the abilty to sell the Company's products to end users, regulatory requirements and other marketing restrictions, that adversely affect the operations of the Company's OEM, VAR, distributor and systems integrator customers can have a substantial impact upon the Company's financial results. No assurances can be given that the Company's OEM, VAR, distributor and systems integrator customers will not experience financial or other difficulties that could adversely affect their operations and, in turn, the results of operations of the Company. During 1995, 1994 and 1993, Telxon Corporation accounted for 17%, 22% and 16%, respectively of the Company's net sales. In 1994, net sales to Intermec, a division of Western Atlas, accounted for 10% of net sales. A significant diminution in the sales to or loss of either of these customers could have a material adverse effect on the Company's results of operations. See "Business--Sales and Marketing" and "--Customer Support and Services."

         Risks Associated with International Operations. The Company's sales to international customers increased from $6.8 million or 18% of total net sales in 1993 to $19.3 million or 22% of net sales in 1995. The Company intends to continue to expand its operations outside of the United States and to enter additional international markets, which will require significant management attention and financial resources and which will result in a significant portion of the Company's net sales being subject to the risks associated with international sales. Such risks include changes in regulatory requirements, compliance costs associated with quality control standards, special standards requirements, exposure to currency fluctuations, exchange rates, tariffs and other barriers, difficulties in staffing and managing international subsidiary operations, potentially adverse tax consequences, country-specific product requirements, and political and regulatory uncertainties. There can be no assurance that these factors will not have an adverse impact on the Company's ability to increase or maintain its international sales or results of operations. See "Business--Sales and Marketing."

         Dependence on Key Vendors. The Company's ability to produce and ship its products on schedule is highly dependent on timely receipt of an adequate supply of components and materials from its key vendors. The Company currently relies on single suppliers, some of whom manufacture at a number of locations, for some of the key components of its products. The Company could incur significant set-up costs and experience delays in manufacturing should it be necessary to replace key vendors due to work stoppages, shipping delays, quality problems, financial difficulties or other factors. There can be no assurance that these potential costs and delays would not have a material adverse effect on the Company's business or results of operations. See "Business--Manufacturing and Suppliers."

         Product Transitions. The introduction of new and enhanced products requires the Company to manage the transition from older products in order to minimize disruption in customer ordering patterns, avoid excess levels of older material inventories and ensure that adequate supplies of new product can be delivered to meet customer demand. There can be no assurance that the Company will successfully manage the transition to selling new products. The failure to do so could have a material adverse effect on the Company's business and results of operations.

         Fluctuations in Operating Results. Historically, the Company has experienced variability in its quarterly results. Large orders can cause favorable or unfavorable variations in quarterly comparisons. In addition, PSC's results may vary significantly from quarter to quarter depending on other factors such as the timing of orders and shipments, the level of development, sales and marketing expense incurred in anticipation of future revenues, and the timing of new product and application announcements and releases by PSC and its competitors. Many of these factors are beyond the Company's control. PSC believes that quarterly period-to-period comparisons of its financial results are not necessarily meaningful and should not be relied upon as an indication of future performance. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

         Volatility of Stock Price. The Company's Common Shares have experienced substantial price volatility and such volatility may occur in the future, particularly as a result of quarter-to-quarter variations in the actual or anticipated financial results of the Company, its competitors and other companies in the Auto ID industry. In addition, the stock market has experienced significant price and volume fluctuations that have affected the market price of many technology companies and have often been unrelated to the operating performance of these companies. Broad market fluctuations, as well as general economic and political conditions, may adversely affect the market price of the Common Shares.

         Significant Agreement. The Company has entered into cross-license agreements with its principal competitor in the handheld laser scanning market, Symbol Technologies, Inc. ("Symbol"). The agreements limit the Company's annual sales of licensed products in "Asia," as defined, to no more than 20% of its annual revenues. In 1995, the Company's sales of licensed products in Asia represented 5% of its total sales. In the event of a "change in control" of PSC, the agreement could be terminated or the royalty payable to Symbol could be increased and the sale of licensed products limited. "Change in control" as used in the agreement includes the acquisition by another party of 30% or more of the voting power of the equity securities of the Company, the replacement of over 50% of the current Board of Directors of the Company (other than with the approval of two-thirds of the current Board), the sale of all or substantially all of the assets of the Company or the sale of the Company's handheld laser scanner business. An early termination of the cross-license agreement could have a material adverse effect on the financial condition and results of operations of the Company. See "Business -- Intellectual Property."

         Government Regulation. The Company's products and operations are subject to regulation by federal, state and local agencies in the United States and its products are subject to regulation in certain foreign countries where the Company's products are sold. While the Company believes that its products and operations comply with all applicable regulations, there can be no assurance of continued compliance if these regulations were to change. Noncompliance with respect to these regulations could have a material adverse effect on the Company's results of operations. See "Business--Government Regulation."

         Dependence on Key Personnel. The Company's future success depends in large part on the continued service of L. Michael Hone, Chairman of the Board, President and Chief Executive Officer, as well as on its other key technical and management personnel. Mr. Hone's current employment agreement expires on December 31, 1999. The Company is also dependent on its ability to continue to attract additional qualified employees, particularly design, process and test engineers involved in the manufacture of existing products and the development of new products and processes. The competition for such skilled personnel is intense and the loss of key employees could have a material adverse effect on the Company's results of operations. See "Business--Employees" and "Management."

         Anti-Takeover Effects of Certain Charter and Bylaw Provisions. The Company's Certificate of Incorporation (the "Certificate") and Bylaws (the "Bylaws") contain certain provisions relating to corporate governance and to the rights of shareholders. These provisions may be deemed to have a potential "anti-takeover" effect in that such provisions may delay, defer or prevent a change in control of the Company. The Certificate provides for the Board of Directors to be divided into three classes of directors serving staggered three-year terms. As a result, approximately one-third of the Board of Directors will be elected each year. In addition, the Certificate provides that shareholders may remove a director only for cause and only by the vote of the holders of two-thirds of the Common Shares of the Company. This provision, when coupled with the provision of the Certificate authorizing only the Board of Directors to fill vacant directorships, will preclude shareholders from removing incumbent directors without cause and simultaneously gaining control of the Board of Directors by filling the vacancies created by such removal with their own nominees, and will make more difficult, and therefore may discourage, a proxy contest to change control of the Company. The Certificate also provides that special meetings of the shareholders of the Company may be called only by the Board of Directors. These provisions of the Certificate may be changed only by the affirmative vote of the holders of two-thirds of the Common Shares of the Company entitled to vote on such matters at a meeting duly called for such purpose. The Bylaws provide that shareholders seeking to bring business before an annual meeting of shareholders, or to nominate candidates for election as directors at an annual or special meeting of shareholders, must provide prior written notice thereof, as set forth in the Bylaws.

BAR CODE EQUIPMENT

         The Company offers a wide range of laser based bar code scanning products such as scan engines and handheld and fixed position scanners for use by business, industry and government in multiple application areas. In addition, the Company markets a full line of accessories, software and supplies to support its products. This line includes such items as cables, stands, printers, carrying cases, batteries and battery chargers. An early entrant in the Auto ID industry, PSC is committed to ongoing innovation in product design, manufacturing, product performance and customer satisfaction. The Bar Code Equipment group accounted for 100%, 98%, and 94% of the Company's sales revenues in 1995, 1994 and 1993, respectively.

         Scan Engines

         PSC's scan engines are self-contained bar code reading components which manufacturers build into a variety of products. PSC scan engines incorporate all of the electronic, optical and mechanical components required for laser scanning in a single package which can be easily integrated. The various models manufactured by PSC are based on either its 5301 "large" platform, its reduced 5303 version, or the newly introduced Minuet (TRADEMARK) DI-1000 (TRADEMARK) family. Introduced in 1991, the 5301 platform is about the size of a deck of playing cards and occupies a volume of 10 cubic inches. In response to industry demands for a smaller scanning platform, in 1993 PSC introduced the 5303 scan engine which is about half the footprint of the 5301 and occupies 3.5 cubic inches. In 1995, PSC introduced an even smaller scan engine, the Minuet (TRADEMARK) DI-1000(TRADEMARK) DIRECT ILLUMINATION(TRADEMARK) Bar Code Engine. This miniature engine, which has a volume of only 1.2 cubic inches is a revolutionary alternative to conventional reflective scanning mechanisms. In a Direct Illumination (TRADEMARK) bar code engine system, there are no reflective optics; the laser is mechanically swept to directly illuminate the bar code. The Minuet (TRADEMARK) DI-1000 (TRADEMARK) can significantly enhance bar code reading performance in a variety of OEM products such as portable data collection devices; laptop, handheld and palmtop computers; diagnostic and test equipment; and ticket issuing machines.

         Handheld Scanners

         The Company has developed a series of handheld scanning products to meet varying customer needs for performance, size and value.

         5300 HP Light Industrial/Commercial Scanners: PSC's high performance 5300 HP handheld scanners are based on its 5301 scan engine platform first introduced in 1991. The 5300 HP Series was designed for the Light Industrial, Commercial and Special Retail environments where performance is critical.
  These high performance scanners provide snappy scanning of "real world" bar code labels. Depending on the size and quality of bar codes, one model in the Series can read bar codes having bars or spaces with a dimension as narrow as 2 mil. (.002 inches). A 2 mil. dimension bar code is common on small jewelry items or on the side of a printed circuit board which can then be tracked through a manufacturing process. A higher powered laser in the 5300 HP Series, permits bar code reading in bright sunlight, thereby allowing the operator to read through a windshield for vehicle identification or through a glass showcase to read price tags.


      5300 IP Ruggedized Industrial Scanners: Like the 5300 HP, PSC's high performance 5300 IP handheld scanners are based on its 5301 scan engine platform. The 5300 IP Series scanners were designed for extreme durability and performance for tough jobs in demanding environments. They are ideal for use in warehouses, distribution centers, automotive plants, utilities, in cold storage warehouses and at chemical plants. They can withstand rugged conditions such as multiple six foot drops to concrete and temperatures as low as -22oF (-30oC) as are encountered in walk-in freezers. The IP products
  can  be  manufactured  and  certified  intrinsically  safe  for   use   under
  hazardous conditions such as explosive environments found in coal mines or in volatile chemical environments.

5300 HP/IP scanners are designed with an open slot in the scanner handle that accommodates circuit boards with additional capabilities such as decode, interface and optional memory, thus enabling the Company to offer custom-manufactured scanners that OEMs then sell under their private labels.

  The Company's lifetime warranty on the scanning mechanism in each model of the 5300 Series, its 24-month warranty on its HP scanners and its 30-month warranty on its IP scanners (which the Company believe to be the among the most favorable in the industry) reflect the Company's confidence in the quality of its products.

         QUICK SCAN (TRADEMARK) Retail, POS Service and Commercial Scanners: The Company introduced the QUICK SCAN (TRADEMARK) in November 1994 as a full feature, full function, full performance, scanner incorporating the Company's small 5303 scan engine platform and certain performance features of the 5300 Series. The QUICK SCAN GP (TRADEMARK) provides general performance scanning in lower volume point-of-sale, point-of-service and commercial application with consistent bar code placement and location. In 1995, the Company added the QUICK SCAN HP (TRADEMARK), for higher volume retail and commercial applications where handling mixed and inconsistently marked items requires greater depth of field and enhanced scanning performance. The QUICK SCAN EP (TRADEMARK) was also added in 1995 for extended performance and longer range scanning applications up to 5 feet. The QUICK SCAN (TRADEMARK) family is positioned as an affordable scanning alternative for the retail point of sale market and other price sensitive markets such as those in Europe and Latin America. Smaller than either the 5300 HP or 5300 IP, Quick Scan was ergonomically designed to be used in-doors in "gloveless" environments. The size and shape of Quick Scan make it comfortable to hold independent of handedness and hand size.

         Specialty Handheld Scanners    538X Scanners:

     These specialty scanners offer custom form factors and optics for unique applications. These scanners share certain performance capabilities of the 5300 HP/IP scanners, but incorporate the Company's 5303 scan engine platform. The reduced size and weight of this engine permits its use in a varied line of 538X scanner housings, which are ergonomically adapted to customer needs and applications. Included in this line are the 5380 Back-of-the-Hand Scanner, the 5381 Palm Top Scanner, and the 5387 SCANDLE (TRADEMARK).

     The 5380 Back-of-the-Hand Scanner has a small profile and weighs only three ounces, making it particularly suitable for "picking" applications in distribution centers and other hands-free operations. This scanner, which allows for hands free scanning, attaches to a comfortable glove that can be worn on either hand and can be actuated manually with a trigger or automatically by PSC's Autosense (REGISTERED) feature. Hands free scanning allows an operator to use both hands to select items from shelves or racks and transmit data regarding those items to a data terminal. Depending on its configuration, the 5380 Back-of-the-Hand Scanner can scan over a range of 1 inch to 60 inches.

     The 5381 Palm Top Scanner, compactly designed and weighing 4.8 ounces, is about the size of a TV remote control. It can be used in either hand and can be slipped into a shirt pocket or attached to clothing with a Velcro (REGISTERED) patch when not in use. The 5381 is the appropriate choice for point of sale and industrial applications where size, weight and accessibility are key factors. Top and side triggers have been provided to allow for ease of scanning either vertical or horizontal bar codes by left or right handed operators over a range of 1 inch to 60 inches.

     The 5387 SCANDLE (TRADEMARK) has the approximate size, weight and shape of a telephone handset. When snapped into place on a small portable computer, such as those carried by telephone linemen, it functions as the computer's carrying handle.

     Other Handheld Scanners: The Company also manufactures and supports its 2200 Series and 4100 Series handheld scanners, both of which were introduced prior to 1989.

         Fixed Position Scanners

         With the acquisition of LazerData, the Company now offers a complete line of unattended fixed position laser scanners, including embedded miniature scanners, compact line scanners and high-speed omnidirectional scanners. Included within this range are scanners capable of providing adjustable rastering (simultaneous up-and-down and side-to-side scanning), high-speed, long-range scanning and specialty scanning.

         Miniature Scanners: The PSC 9000E Scanner is a compact, versatile, industrial line scanner intended primarily for high speed automated sorting or identification in the demanding environments of the manufacturing and material handling markets. Through the use of advanced digital signal processors this scanner can provide scan rates of between 200 and 1500 scans per second. Both the scan engine and the decoder may be contained in a single unit. Because the scanner can be programmed either locally or from the host computer they provide the user with maximum flexibility.

         High-End Line Scanners: The Series 6000 Ranger and the recently introduced Series 8000 provide a line of high powered, high speed, adjustable rastering line scanners for demanding applications, such as airline baggage handling, overnight package delivery sortation and other high speed sortation. It can read bar code labels moving at speeds of up to 400 feet per minute. Features include auto-focusing and TIME SLICE DECODING (TRADEMARK) (T.S.D.) which allows the scanner to read only a small portion of a code on each of several successive scans and reconstruct the entire bar code. By multiplexing (interconnecting two or more of these scanners having varying scanning ranges), a system can be configured to simultaneously read and track bar codes as they move past the scanners at different distances.

         Omnidirectional Scanners: The Model 990 SURESCAN (REGISTERED) is a high speed modular, omnidirectional scanner for use in large volume distribution centers. It may be equipped with TIME SLICE DECODING (TRADEMARK) software to read randomly oriented bar codes as, for example, labels on packages tumbling down a chute at speeds up to 540 feet per minute at a distance of 30 inches. The Model 990 can also be configured with up to four multiplexed scanners.

         Specialty Scanners: The Model 3800 Tube Scanner, designed primarily for industries such as the textile and fiber industries, employs a unique scan pattern that permits the scanning of a bar code on the inside circumference of a cylinder without having to stop or spin the cylinder. The Series 7000 AVI is designed for automatic vehicle identification. It reads special reflective labels on vehicles passing within 6 feet of the scanner. With a weatherproof housing it is designed for such uses as toll booths, garages, freightyards and railyards.

         Carton Dimensioning System: The SureCube(TRADEMARK) is an automated carton dimensioning system which measures the volume of cartons over conveyors or in-motion scales for material handling systems. The system can be supplied with a bar code scanner for identifying and dimensioning or integrated with an in-motion scale to provide a completely automated system for identifying, sizing, weighing, and sorting of cartons. It captures the carton data regardless of the location, orientation or angle of the carton. This is especially useful in large warehouses, package delivery services and other shipping companies.

         PSC Quick Check (TM) Verifiers

         PSC's line of QUICKCHECK(TM) verifiers is designed to ensure that the customer is producing, using and receiving quality bar code symbols. QUICKCHECK(TM) verifiers can display a report of a simple pass/fail or provide a detailed quality analysis. These verifiers are sold as handheld, desk top, PC based or printer / labeler mounted on-line models. They analyze bar codes for traditional print quality such as wide to narrow ratio, print contrast, bar growth or loss, dimensions and formats, or analyze based upon quality parameters found in the American National Standards Institute ("ANSI") guidelines such as edge determination, reflectance minimum, symbol contrast, modulation, decodability and edge contrast minimum. When mounted on-line, the QUICKCHECK(TM) verifier results can automatically control the user's system and cause it to pause, reprint, shutdown or activate an alarm. The newest releases in PSC's QUICKCHECKTM verifier line include models that use PSC's 4100 handheld laser as an optical input device and a model based on PC software. All QUICKCHECKTM verifiers are designed and manufactured to meet national, international and industry specified standards (such as those created by the Uniform Code Council and the Automatic Identification Manufacturers, Inc.) and provide traceability to the National Institute of Standards and Technology ("NIST") for compliance to ISO 9000 and QS 9000 requirements.



Sales and Marketing

         The Company sells its products domestically and internationally principally through OEMs, VARs, distributors and systems integrators.
International sales increased from approximately $6.8 million, or 18% of net sales, in 1993 to approximately $19.3 million or 22% of net sales, in 1995. Management believes that the international markets for bar code products are less developed and intends to broaden its international sales and provide additional sales and marketing support to its international operations. The Company sells principally through indirect channels to penetrate a range of vertical markets and submarkets, thus providing broad market exposure for its scanning products. These products are frequently integrated by an OEM with its own product or by a reseller with product from other manufacturers to form a complete automatic identification system. Management believes that this policy of marketing its products through multiple indirect channels differentiates PSC from its principal competitors who sell not only through indirect channels but also to end users. In most cases the Company's products are resold by its customers under their own names.

         The Company's customers serve various vertical markets and submarkets and a wide variety of end users. They introduce PSC's products to their end users through their established sales and distribution networks, thus sparing the Company the expense of supporting a large in-house sales force. By forming strategic relationships with major OEM customers, PSC has been able to conduct joint development and design customer-specific products and applications and thereby further expand its market presence and broaden its distribution network.

         In addition to its sales and marketing staff in Webster, New York, the Company has ten regional sales representatives in the United States and a sales office near Manchester, England that provide sales, service and support to the Company's `domestic and international customers.

         In November 1995, the Company formed a wholly owned subsidiary, PSC S.A., Inc. which is responsible for selling to and supporting the Company's distribution network throughout Central and South America. The sales office for the new subsidiary is located in Miami, Florida.

         Foreign sales of the Company's products are subject to the normal risks of foreign operations, such as protective tariffs, export/import controls and transportation delays and interruptions. The Company's international sales are invoiced in U.S. dollars except for sales in the United Kingdom where invoices are stated in pound sterling and are thus subject to currency exchange fluctuations. Because the Company's products are manufactured in the United States, the Company's sales and results of operations could be affected by fluctuations in the value of the U.S. dollar.

         The Company's marketing operations include product management, marketing services, technical services and market development functions.
Marketing personnel specify new products and product enhancements that meet customer needs and manage product positioning and introductions. They interact regularly with OEMs, VARs, distributors, systems integrators and end users. The marketing personnel, in conjunction with outside vendors, conduct customer surveys and coordinate advertising and public relations. This group creates advertising, brochures and documentation, manages trade show exhibits and places articles highlighting applications of PSC products in trade and industry publications. The marketing personnel are also responsible for the development of new market opportunities and liaisons with key customers, vendors, government regulatory and industry standards committees.

Customer Support and Service

         The Company maintains a highly responsive customer support and service organization that bridges the Company's marketing, engineering and manufacturing functions. The Company employs service representatives who are generally responsible for specific territorial areas and work with the Company's sales and marketing personnel. The customer service representatives receive training in virtually all the Company's products and assist customers in tracking orders, expediting the manufacturing and shipment of products and technical support of products. The customer service representatives also issue return material authorizations for products under warranty or that need to be returned to the Company for servicing and identify and refer the customers to independent providers of spare parts and services. The customer representatives are, in turn, supported by technical support and engineering personnel who assist in providing consumer-based support and will, if necessary, do so at the customer's location. In 1995, PSC was recognized for customer commitment by the New York State Governor's Excelsior Awards Program. The Company received an Excelsior Exemplary Practices Citation for Customer Satisfaction.

         Utilizing a similar support and service strategy, LazerData employs field service personnel, located in various territories throughout the United States, reporting to a customer service manager.

Customers

         During 1995, 1994, and 1993, Telxon Corporation accounted for 17%, 22%, and 16%, respectively, of the Company's net sales. The 1994 net sales to Intermec, a division of Western Atlas, accounted for 10% of net sales. No other customer accounted for more than 10% of net sales during 1995, 1994 or 1993.

Engineering, Research and Product Development

         The Company conducts engineering programs for the purposes of developing new products, improving its existing products' reliability, ergonomics and performance, and reducing manufacturing and support costs. The Company extensively utilizes computer-aided design manufacturing ("CAD-CAM") tools in the simulation of scanners and in the design of mechanical applications, including optics, digital electronic circuits and printed circuit boards. The Company is engaged in development programs in the areas of optics, electronics, automated manufacturing methods and mechanics. Substantially all of the Company's research and development is performed by its own staff.

         The Company spent approximately $4,962,000, $3,810,000, and $3,754,000, in 1995, 1994 and 1993, respectively, on engineering, research and development. Such amounts do not include expenditures by the Company on manufacturing engineering personnel. PSC's engineers are experienced in the specialty disciplines of mechanical, electronic, software, optical, digital and materials engineering.

Manufacturing and Suppliers

     The Company designs, engineers and manufactures substantially all of its handheld scanning products at its Webster, New York headquarters. PSC's manufacturing space tripled during 1995 after it occupied its new custom-designed plant. Employees build in groups within modular workstations, and each employee is trained in the work of the preceding and subsequent workstations as well as the employee's own workstation The Company utilizes material resource planning and schedules its production to manage inventory levels and meet customer delivery demands.

     The Company seeks to design and manufacture products that optimize performance, quality, reliability, durability and versatility. These designs facilitate cost-efficient materials sourcing and assembly methods with high standards of workmanship. The Company has invested and will continue to invest in capital equipment such as printed circuit board surface mount machines that automate production, increase capacity and reduce direct labor costs. Computer operated equipment is used for testing at all levels of production to assure repeatable, reliable performance and accurate data collection. The Company has designed many of its own tools, fixtures and test equipment. The QuickCheck(TM) product is manufactured by an independent third party. The Company believes its relationship with this manufacturer to be good, and the loss of this manufacturer would not have a material effect on the Company.

     The Company designs, engineers and manufactures substantially all of its fixed position scanning products in Sanford, Florida. LazerData also utilizes contract manufacturing for the production of circuit boards and subassemblies. Contract manufacturing activities are coordinated by LazerData's manufacturing personnel.

     The Company does not have long term supply contracts with its vendors. The Company currently relies on single suppliers, some of whom manufacture at a number of locations, for some key components of its products. The Company believes that maintaining ongoing relationships with single suppliers who have proven that they are capable of meeting the Company's standards of quality, on-time delivery and cost containment has enabled it to increase the value of its product to its customers. Although the Company maintains 30 to 60 day inventories of key components and alternative sources of key materials are available, the Company could incur set-up costs and delays in manufacturing should it become necessary to replace key vendors due to work stoppages, shipping delays, financial difficulty or other factors, and under certain circumstances, these costs and delays could have a material adverse effect on the Company's operations.

Competition

         The Auto ID industry is highly competitive. The Company faces competitive pressures from various companies in each of its product categories. Many of the Company's competitors have substantially greater financial, manufacturing, research and development, and marketing resources than the Company. The Company believes its principal competitors for its handheld bar code scanner products are Symbol Technologies, Inc. ("Symbol"), Metrologic Instruments Inc. ("Metrologic") and Spectra-Physics Scanning Systems Inc. ("Spectra-Physics"). The Company's principal competitors in the fixed position scanner market are Accu-Sort Systems, Inc. ("Accu-Sort") and Computer Identics

Corporation. The ability to compete in the Auto ID marketplace is based upon price, product functionality, performance, support and overall quality. It is also strongly influenced by accessibility to certain patented technology.

Intellectual Property

         The Company believes that certain of its products are proprietary and consequently relies on a combination of patent, trade secret, copyright and trademark law to establish and protect its proprietary rights. The Company currently holds 45 United States patents and also has certain foreign patents pertaining to various technologies associated with its products. These patents expire on various dates between 2002 and 2013. The Company currently has a number of patent applications pending in the United States and in a number of foreign countries. In addition, the Company expects that its continuing research and development efforts will result in the creation of new proprietary rights for which it will seek patent protection.

         The Company maintains an active program to obtain patents and otherwise protect its intellectual property. Nevertheless, its competitors could develop technology or know-how or obtain patents that could limit the Company's ability to compete in the future. Similarly, others could challenge the validity of the Company's patents or assert that the Company is infringing on their proprietary rights. The Company believes that its patents are valid and enforceable and does not believe that it is infringing on the proprietary rights of others. While the Company believes that its patents provide it with competitive advantages with respect to the products they cover, the Company relies primarily upon the technical know-how, competence, innovative skills and marketing abilities of its engineers and other employees.

         The Company has obtained rights under various licenses, including certain rights obtained by LazerData from Accu-Sort pertaining to data reconstruction technologies. In addition, the Company has obtained rights from Symbol, its largest competitor in the handheld scanning market. In general, under the agreement with Symbol, both PSC and Symbol have granted to the other a worldwide, non-exclusive license to manufacture and distribute products utilizing technologies covered by certain patents held by the other party, consistent in each case with the terms of the agreement. The agreement provides for the payment of certain royalties and extends through the life of the applicable patents, subject to earlier termination for a breach of the agreement. The agreement limits the Company's annual sales of licensed products in "Asia," as defined, to no more than 20% of its annual revenues. In 1995, the Company's sales in "Asia" represented 5% of its revenues. In the event of a "change in control" of PSC, the agreement could be terminated or the royalty payable to Symbol could be increased and the sale of licensed products limited. "Change in Control" is defined in the agreement as the acquisition by another party of 30% or more of the voting power of the equity securities of the Company, the replacement of over 50% of the current Board of Directors of the Company, other than with the approval of two-thirds of the current Board, the sale of all or substantially all of the assets of the Company or the sale of the Company's handheld scanner business. The early termination of the Symbol agreement could materially adversely affect the operations of the Company.

         The Company currently holds seven trademarks that are registered with the United States Patent and Trademark Office and a number of common law trademarks and valuable trade secrets. It also has two foreign trademarks and has numerous domestic and foreign trademark registrations pending.

Employees

         As of March 1, 1996, PSC had approximately 500 full-time employees. The Company believes that its future success will depend in part on its ability to recruit and maintain highly qualified management, marketing, technical and administrative personnel. None of PSC's employees is represented by a labor union. Management believes that its relationship with employees is good.

Government Regulation

         Certain products of the Company must comply with regulations promulgated by the United States Food and Drug Administration's Center for Devices and Radiological Health (CDRH), the Federal Communications Commission
(FCC), as well as the Canadian Standard Association, the European Community Standards (CE) and TUV Rheinland (Europe), which are corresponding agencies for certain foreign countries. The Company's operations are also subject to certain federal, state and local requirements relating to environmental, waste management, health and safety regulations. Management believes that the Company's business is operated in compliance with applicable government, environmental, waste management, health and safety regulations. There can be no assurance that future regulations will not require the Company to modify its products to meet revised energy output or other requirements. Failure to comply with future regulations could result in a material adverse effect on the Company's results of operations.

                               ITEM 2: PROPERTIES

         PSC's principal manufacturing, engineering, and administrative facility consists of an approximately 132,000 square foot Company-owned building in Webster, New York, a suburb of Rochester, New York. This facility has been custom designed to serve the Company's operations and was constructed to permit a relatively rapid 45,000 square foot manufacturing addition. An adjacent 20 acre parcel of land owned by the Company is also available for expansion.

         The Company leases a 35,000 square foot building in an industrial park in Sanford, Florida, a suburb of Orlando, Florida. This lease expires May 31, 1999. The Company also leases approximately 1,750 square feet in Denver, Colorado which serves as a technical support office. This lease expires in May 1998. The Company maintains a month-to-month lease on sales offices in San Jose, California and Skaneateles, New York.

         PSC established its European headquarters in September 1992, near Manchester, England where it leases 1,850 square feet which serves as a marketing and sales office and service center for sales to the United Kingdom, the European Continent and Asia. This lease expires September 1998.

         PSC established its Central and South American office in February 1996 in Miami, Florida. The Company now leases approximately 1,200 square feet which serves as a sales and technical support office for its customers in Central and South America. The lease expires in March 1999.

         All of the Company's locations are in good condition and management believes that the Company has sufficient manufacturing capacity for the foreseeable future.

                            ITEM 3: LEGAL PROCEEDINGS

         On July 1, 1992, the Company filed two patent infringement lawsuits: one against Spectra-Physics relating to the manufacture and sale of its SP300 and SP400 models and one against Metrologic relating to the manufacture and sale of its 900 Series, in each case in the United States District Court for the Western District of New York located in Rochester, New York. The Company alleges that each of Spectra-Physics and Metrologic has infringed the Company's patent for an optical scanning device for detecting bar codes, United States Letters Patent 4,652,750 (the "750 Patent"), and seeks injunctions enjoining Spectra-Physics and Metrologic from further infringement and damages to compensate it for such acts of infringement. Spectra-Physics and Metrologic have each filed answers alleging invalidity, non-infringement, and unenforceability of the 750 patent. These actions are stayed pending disposition of the appeal described below.

         On September 21, 1994, the Company filed a patent infringement lawsuit in the United States District Court for the Western District of New York, alleging that certain products of Accu-Sort infringe the 750 Patent. The suit seeks an injunction to prevent further infringement and also seeks damages to compensate for past infringement. Accu-Sort has answered the complaint, asserting defenses of non-infringement and invalidity and filed a counterclaim seeking a declaratory judgment that the 750 Patent is inter alia and not infringed. The Company moved for summary judgment of infringement. Accu-Sort has not alleged that the Company is infringing any Accu-Sort patent.

         On October 13, 1995 the Court granted Accu-Sort's motion for summary judgment of non-infringement, denied the Company's motion for summary judgment of infringement, and dismissed the action. The Company has appealed all rulings adverse to the Company in an appeal filed with the Court of Appeals for the Federal Circuit. The appeal is still pending.

           ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         There were no matters submitted to a vote of security holders during the fourth quarter of the period ended December 31, 1995.

                        EXECUTIVE OFFICERS OF REGISTRANT

The Company's executive officers as of December 31, 1995, were as follows.
                                                                         Initial
Name                       Age   Officer(s)                             Election
L. Michael Hone .........  46    Chairman of the Board,                     1984
                                 President and Chief Executive Officer

Dr. Jay M. Eastman ......  47    Executive Vice President                   1987

Stanley D. Seitz ........  46    Senior Vice President, Operations          1994

William J. Woodard ......  44    Vice President, Finance and Treasurer      1994

Dr. Dean Faklis .........  33    Vice President Engineering and
                                 Product Development                        1995

Stuart M. Itkin .........  45    Vice President, Worldwide Marketing        1995

Mary A. Gallahan ........  48    Vice President, Human Resources            1994

Richard N. Stathes.......  49    Vice President North American Sales        1994

Benny R. Tafoya..........  58    Vice President, Product Development        1994

Scott D. Deverell .......  30    Controller, Principal Accounting Officer   1994

Joseph F. Murphy ........  30    Corporate Counsel and Patent Attorney      1995

John D. Cochran..........  64    Vice President Sales FPP                   1995

Michael G. Reid..........  49    Vice President Hardware Engineering FPP    1995

James R. Waldron.........  37    Vice President Software Development        1995

         L. Michael Hone has served as Chairman of the Board of Directors since July 1992 and as President and as a director of the Company since December 1987 and as Chief Executive Officer since April 1989. His previous positions with the Company were President/General Manager Webster Operations (1986-1987), Vice President/General Manager Operations (1985-1986), Vice President Sales and Marketing (1984-1985), National Sales Manager (1984) and Regional Sales Manager (1981-1984). Prior to joining the Company, Mr. Hone was employed at the 3M Company and at Citicorp. Mr. Hone attended Ohio State University where he majored in Business Administration. Mr. Hone is also a director of Verax Systems, Inc., Rochester, New York and Rochester Healthcare Information Group, Inc., Rochester, New York.

         Dr. Jay M. Eastman has served as Executive Vice President since December 1987. He joined the Company in 1986 when the Company acquired Optel Systems, Inc., a corporation which he co-founded and for which he served as Chairman, President and Chief Executive Officer from its formation in 1981. Until January 1983, Dr. Eastman was Director of the University of Rochester's Laboratory for Laser Energetics. Dr. Eastman holds Ph.D. and Bachelor's degrees in Optics from the University of Rochester and is a named inventor in seventeen United States patents, fourteen of which relate to bar code scanning and have been assigned to the Company and one of which relates to nuclear fusion and is owned by the United States Department of Energy and two of which relate to laser interferometry and are owned by the University of Rochester. Dr. Eastman is also a director of Electric Fuel Corporation, an Insrael-based company.

         Stanley D. Seitz has served as Senior Vice President, Operations since January 1994. Prior to joining the Company, he was Senior Director of Operations, Compudyne, Division of CompUSA (1992 - 1993); President, PC Brand, Inc. (1989 - 1992); and Vice President of Manufacturing, Dell Computer Corporation (1986 - 1989). Mr. Seitz holds a BS degree with concentrations in physics and mathematics from the University of Arizona and a Master of Business Administration degree from the University of Chicago with concentrations in productions and operations management plus industrial relations and human resources management.

     William J. Woodard has served as Vice President, Finance and Treasurer since August 1994. Previously, he was Vice President and Chief Financial Officer, Champion Products (1987 - 1994), and Director of Accounting and Financial Reporting, Gleason Corporation (1985 - 1987). Mr. Woodard, a certified public accountant, attended St. Bonaventure University where he received a BBA degree in Accounting.

         Dr. Dean Faklis has served as Vice President, Engineering and Product Development since August 1995. Prior to joining the Company, he was Vice President and a founder of Rochester Photonics Corporation (August 1989-August
1995) and on the faculty of The Institute of Optics, University of Rochester (June 1990-May 1995). Dr. Faklis holds a BS degree in physics from Loyola University of Chicago and Ph.D. and MS degrees in Optics from The Institute of Optics, University of Rochester.

         Stuart M. Itkin has served as Vice President, Worldwide Marketing since March 1995. Prior to joining the Company, he was Vice President Marketing, Stores Automated Systems (1994-1995), Senior Director of Marketing, Symbol Technologies, Inc. (1989-1994), Vice President, International and Major Accounting Marketing, Computer Entry Systems ("CES") (October 1986-April 1989). Mr. Itkin holds BA and MA degrees from the University of Illinois at Urbana-Champaign.

         Mary A. Gallahan has served as Vice President, Human Resources since May 1993. She joined the Company in July 1992 as Director of Human Resources. Prior to joining the Company, she was Manager of Employment and Benefits, Nalge (Sybron) Company (1990 - 1992) and Director of Human Resources, Ultra Technologies (Eastman Kodak Company) (1984 - 1990). Mrs. Gallahan holds an Associates degree in Business Administration from SUNY at Cobbleskill.

     Richard N. Stathes has served as Vice President, Sales since January 1994. He joined the Company in January 1992 as Vice President of Sales for Bar Code Equipment. Prior to joining the Company, he was Director of Sales for Computer Products Inc. of Pompano Beach, Florida from April 1991 to December 1991 and North East Area Marketing Manager for the Hewlett Packard Company of Palo Alto, California where he also held several sales management positions from 1981 to April 1991. Mr. Stathes holds a BSBA degree from Syracuse University.

          Benny R. Tafoya has served as Vice President,Product Development since January 1993 when the Company acquired BRT Corporation, a company in which Mr. Tafoya had been the major shareholder and Chief Executive Officer from 1983 to 1993. Prior thereto, he was Executive Vice President and General Manager of Accu-Sort Systems Inc. Mr. Tafoya holds a BS degrees in Mechanical Engineering from Penn State University and a BSAA degree from George Washington University.

         Scott D. Deverell has served as Controller since May 1990. He joined the Company in March 1989 as an accountant. Prior to joining the Company, he was an auditor with Arthur Andersen & Co. Mr. Deverell, a certified public accountant, attended SUNY at Geneseo where he received a BS in Accounting.

         Joseph   M.  Murphy  has   served  as  Corporate  Counsel  and  Patent
Attorney since December 1992 and as Assistant Secretary since May 1995. Prior to joining the Company, he was employed as a Technology Specialist at the intellectual property law firm Wolf, Greenfield and Sacks, P.D. (1988-1989), studied law at Franklin Pierce Law Center (1989-1992), and assisted in the practice of Civil law at LawServe(TM) (1991-1992). Mr. Murphy is admitted to practice as an attorney in New York, Massachusetts and before the United States Patent and Trademark Office. Mr. Murphy holds a B.S. degree in Electrical Engineering from Marquette University and a J.D. degree from Franklin Pierce Law Center.

         John E. Cochran has served as Vice President of Sales and Marketing of the PSC LazerData Products Group since its acquisition in December 1994. He has served in that capacity since 1986.

         Michael G. Reid has served as Vice President, Hardware Development, Fixed Position Product since August 1995. He joined the Company with the Company's 1994 acquisition of LazerData Corporation, which Mr. Reid co-founded in 1988. Prior to 1988, he was Vice President, Operations for InstaRead Corporation (1984-1988). Mr. Reid holds a BSEE from Rochester Institute of Technology.

         James R. Waldron has served as Vice President, Software Development since August of 1995. He was the Director of Software Engineering for Lazer Data Corporation for the four years preceding PSC's acquisition of LazerData in 1994, and worked for Intermec Corporation for the five years prior to that. Jim has a Bachelor of Science degree from Clarion University of Pennsylvania, and is an inventor on multiple patents related to barcode scanning.

                                     PART II

       ITEM 5: MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SECURITY
                                 HOLDER MATTERS

     The Company's Common Shares are traded on the Nasdaq National Market Tier of the NASDAQ Stock Market under the symbol PSCX. The following table sets forth, for the periods indicated, the high and low sale prices for the Common Shares.

                                            High           Low
                                          -------         ------
1995   4th Quarter ...................    $13.00          $ 8.63
       3rd Quarter ...................    $15.75          $11.50
       2nd Quarter ...................    $14.75          $11.00
       1st Quarter ...................    $15.50          $10.50

1994
       4th Quarter ...................    $13.75          $ 8.25
       3rd Quarter ...................    $10.00          $ 8.13
       2nd Quarter ...................    $10.00          $ 7.00
       1st Quarter ...................    $ 8.00          $ 5.50
1993
       4th Quarter ...................    $ 8.50          $ 5.25
       3rd Quarter ...................    $ 8.50          $ 5.13
       2nd Quarter ...................    $ 9.25          $ 6.00
       1st Quarter ...................    $12.50          $ 7.25


     As of December 31, 1995, there were approximately 1,200 holders of record of Common Shares.

     The Company has not paid any cash dividends since 1979 and does not anticipate paying cash dividends in the foreseeable future.

                         ITEM 6: SELECTED FINANCIAL DATA

                (All amounts in thousands, except per share data)

         The selected consolidated financial data presented below for each of the five years in the period ended December 31, 1995 have been derived from the Company's consolidated financial statements, which statements have been audited by Arthur Andersen LLP, independent public accountants, as indicated in their reports thereon. The selected consolidated financial data should be read in conjunction with the Consolidated Financial Statements and Notes thereto included elsewhere in this report.

                                                                Year Ended December 31,
                                             ----------------------------------------------------------------------------------
                                                 1995           1994                 1993            1992           1991
                                                 ----           ----                 ----            ----           ----
Statement of Operations Data:
     Net  sales ................................ $87,516        $60,447             $38,894        $35,912        $20,170
     Cost of sales .............................  50,634         32,198              20,256         17,734         11,271
                                                 -------------------------------------------------------------------------------
        Gross profit ...........................  36,882         28,249              18,638         18,178          8,899

     Operating expenses:
        Engineering, research and development ..   4,962          3,810               3,754          2,248          1,262
        Selling, general and administrative ....  23,901         16,516              12,046          8,637          5,444
        Write-off of intangible assets .........      --             --                 167            957             --
       Acquisition related restructuring &
          Other costs ..........................      --          6,894 (1)              --             --             --
                                                  -------------------------------------------------------------------------------

     Income from operations ....................   8,019          1,029               2,671          6,336          2,193
     Interest and other (expense) income .......     676            110                  45           (70)          (458)
                                                 -------------------------------------------------------------------------------
     Income before income tax ..................   8,695          1,139 (1)           2,716          6,266          1,735
     Income tax provision ......................   3,246            527                 865          1,920            104
                                                 ===============================================================================
     Net income ................................ $ 5,449           $612 (1)         $1,851         $4,346         $1,631
                                                 ===============================================================================

      Net income per common and
         common equivalent share ...............    $.54           $.08 (1)            $.25           $.59           $.26

      Weighted average number of common
         and common equivalent shares
         outstanding ...........................  10,013          7,617               7,476          7,350          6,232

(1)      The  acquisition  related  restructuring  and other costs  reduced 1994 income before income tax, net income and net income per share by $6.9 million, $4.5 million and $0.56 respectively.

         See Note 11 of Notes to Consolidated Financial Statements and
         "Management's Discussion and Analysis of Financial Condition and
         Results of Operations."

                                                                Year Ended December 31,
                                                 ------------------------------------------------------------------------------
                                                 1995           1994              1993             1992           1991
                                                 ----           ----              ----             ----           ----
Balance Sheet Data:
     Cash and short-term investments ........... $ 5,538         $2,720              $9,120        $11,535         $4,974
     Working capital ...........................  20,397          8,014              11,779         14,125          7,591
     Total assets ..............................  71,237         52,763              32,063         24,992         17,706
     Long-term debt, including
     current  maturities .......................     623         13,609               1,806          1,931          1,886
     Total shareholders' equity ................  53,327         22,233              21,265         18,532         12,317


            ITEM 7: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

         The following discussion should be read in conjunction with "Selected Consolidated Financial Data" and the Consolidated Financial Statements and the Notes thereto appearing elsewhere in this report.

Results of Operations

         The following table sets forth for the years indicated certain consolidated financial data expressed as a percentage of net sales.

                                                                       Year Ended December 31,
                                                -----------------------------------------------------------------------
                                                       1995                    1994                      1993
                                                -------------------    ----------------------   -----------------------
                                                                     (dollars in thousands)
Net sales ...................................    $87,516    100.0%       $60,447      100.0%      $38,894       100.0%
Cost of  sales ..............................     50,634     57.9%        32,198       53.3%       20,256        52.1%
                                                 --------   --------     ---------    ---------   ----------    ----------
  Gross profit ..............................     36,882     42.1%        28,249       46.7%       18,638        47.9%

Operating expenses:
  Engineering, research and development .....      4,962      5.7%         3,810        6.3%        3,754         9.7%
  Selling, general and administrative .......     23,901     27.3%        16,516       27.3%       12,046        31.0%
  Write-off of intangible assets ............         --        --            --          --          167         0.4%
  Acquisition related restructuring
    and other costs .........................         --        --         6,894 (1)   11.4%           --           --
                                                 --------   --------      ----------  ---------   ----------    ----------
Income from operations ......................      8,019      9.1%         1,029        1.7%        2,671         6.9%
Interest and other income, net ..............        676      0.8%           110        0.2%           45         0.1%
                                                 --------   --------      ----------  ---------   ----------    ----------
Income before income taxes ..................      8,695      9.9%         1,139 (1)    1.9%        2,716         7.0%
Income tax provision ........................      3,246      3.7%           527        0.9%          865         2.2%
                                                 --------   --------      ----------  ---------   ----------    ----------
Net income ..................................     $5,449      6.2%          $612 (1)    1.0%       $1,851         4.8%
                                                 =========  ========      ==========  =========   ==========    ==========

(1) The acquisition related restructuring and other costs reduced 1994 income before income taxes and net income by $6.9 million and $4.5 million. See Note 11 of Notes to Consolidated Financial Statements.

        Although the Company operates in one business segment, net sales for 1995, 1994 and 1993 are divided into the following three product groups:

                                                       Year Ended December 31,
                               ---------------------------------------------------------------
Product Group                          1995                    1994                  1993
-----------------------------  ----------------------  ----------------------   --------------
                                                        (dollars in millions)

Bar Code Equipment ..........  $87.1          100.0%    $59.1        97.8%      $36.5     93.8%
Image Products ..............    0.4             --       1.3         2.2%        1.6      4.1%
Switching Systems ...........     --             --        --          --         0.8      2.1%
                               ------         ------    -----       ------      -----    ------
                               $87.5          100.0%    $60.4       100.0%      $38.9    100.0%
                               ======         ======    =====       ======      =====    ======

                In December 1994, the Company acquired, for $9.25 million in cash, all of the outstanding stock of LazerData Corporation. The transaction was accounted for as a purchase and is included in the consolidated financial statements since the date of acquisition. Accordingly, financial data for all periods prior to the acquisition do not reflect the operations of LazerData. In connection with the acquisition, the Company recorded a pre-tax charge of $3.0 million for the costs of restructuring its existing fixed position scanner product lines with those of LazerData. In addition, in the fourth quarter of 1994, the Company allocated $3.9 million of the LazerData acquisition costs to acquired in-process research and development projects. Accordingly, these costs were expensed as of the acquisition date. The acquisition related restructuring and other costs reduced 1994 income before income taxes, net income and fully diluted net income per share by $6.9 million, $4.5 million and $0.56, respectively.

         In April 1995, the Company completed the sale of its Image Products product group. In December 1993, the Company completed the sale of substantially all the assets and liabilities related to its Switching Systems product group.

         Net Sales. Net sales increased $27.1 million, or 45% from 1994 to 1995 and $21.5 million or 55% from 1993 to 1994. The sales increase in 1995 was primarily due to increased sales volume of the Company's handheld products, scan engine assemblies and the inclusion of LazerData's product line of fixed position scanners acquired in December 1994. The sales increase in 1994 was primarily due to increased sales volume of the Company's handheld scanners and scan engine assemblies.

         International sales increased 72% in 1995 to $19.3 million and represented 22% of net sales versus 19% in 1994 and 18% in 1993. During 1995 and 1994, the Company experienced significant sales growth in Europe and in the Pacific Rim area as a result of increased sales and marketing efforts overseas.

         Gross Profit. Gross profit as a percent of net sales was 42.1% in 1995, 46.7% in 1994 and 47.9% in 1993. The decrease in the 1995 gross profit margin versus 1994 was due to a change in the sales mix of the Company's handheld products, lower scan engine average selling prices associated with competitive pricing pressure and the inclusion of the LazerData product line. LazerData's operating results reflect lower gross profit margins than historical gross profit margins of the Company. The decrease in the 1994 gross profit margin versus 1993 is primarily due to a change in the Company's product mix. In addition, decreased sales volume resulted in a lower gross profit margin for the Company's Image Products business.

         Engineering, research and development. Engineering, research and development expenses increased $1.2 million, or 30% from 1994 to 1995 and $0.1 million, or 1.5% from 1993 to 1994. Engineering, research and development expenses were 5.7%, 6.3% and 9.7% of net sales for 1995, 1994 and 1993, respectively. The 1995 dollar increase was primarily related to the Company's new product development for its handheld laser scanner products and its LazerData product line's fixed position scanners. The 1994 dollar increase was primarily related to the Company's new product development for its handheld laser scanner products.

         Selling, general and administrative. Selling, general and administrative expenses increased $7.4 million, or 45%, in 1995 and $4.5 million, or 37%, in 1994. Selling, general and administrative expenses were 27.3%, 27.3% and 31.0% of net sales in 1995, 1994 and 1993, respectively. The 1995 and 1994 increased dollar amount was primarily due to higher patent related expenses, higher royalty expenses related to sales volume, and increased promotion and advertising expenses. The increase in patent related expenses was due to the increased number of patent applications being filed and an increase in litigation expenses related to patent infringement lawsuits.

         Acquisition related restructuring and other costs. In the fourth quarter of 1994, the Company provided a pre-tax charge of approximately $3.0 million for the costs of restructuring its existing fixed position scanner product lines with those of LazerData Corporation which was acquired in December

1994. Of the total pre-tax charge, approximately $1.6 million was to recognize anticipated costs associated with the consolidation of manufacturing and office facilities, $0.7 million related to write-offs of previously existing intangible assets, and $0.7 million was provided for employee severance and benefit costs for the elimination of approximately 12 manufacturing and engineering support positions. As of December 31, 1995, all positions targeted in the restructuring program have been eliminated. Restructuring actions are substantially completed as of December 31, 1995. The restructuring accrual as of December 31, 1995 was approximately $0.8 million. There have been no re-allocations or re-estimates to date.

         In addition in the fourth quarter of 1994, the Company allocated $3.9 million of the LazerData acquisition costs to acquired in-process research and development projects, which represents the estimated fair values related to these projects determined by an independent appraisal. Proven valuation procedures and techniques were utilized in determining the fair market value of each intangible asset. The development technologies were evaluated to determine that there were no alternative future uses. As these projects have not reached technological feasibility and alternative future uses of these developmental technologies do not exist, these costs were expensed as of the acquisition date. The acquisition related restructuring and other costs reduced 1994 income before income taxes, net income and fully diluted net income per share by $6.9 million, $4.5 million, and $0.56, respectively. See Note 11 of Notes to Consolidated Financial Statements.

         Income tax provision. The provision for income taxes was $3.2 million in 1995, $0.5 million in 1994 and $0.9 million in 1993. The effective tax rate was 37.3% in 1995, 46.3% in 1994 and 31.8% in 1993. The tax provision for 1994 and 1993 reflects utilization of net operating loss carryforwards which were completely utilized by the end of 1994. The 1994 effective tax rate increased as a result of the non-tax deductible goodwill write-off included in the restructuring charge. The Company expects to record income tax expense at or about the combined federal and state statutory tax rate in 1996.

Liquidity and Capital Resources

The Company utilizes a number of measures of liquidity including the following:

                                 Year Ended December 31,
                                 -----------------------
                                1995      1994       1993
                                -------------------------
                                 (dollars in thousands)
Cash provided by operations ... $ 2,897    $ 4,811    $ 2,651
Working capital ............... $20,397    $ 8,014    $11,779
Long-term debt to capital
  (Long-term debt to long-term
  debt plus equity) ...........    0.9%      37.4%       6.6%

         Cash provided by operations decreased $1.9 million in 1995 versus 1994 primarily due to the increased receivables and inventory related to higher operating volume levels. The 1994 increase in cash provided by operations versus 1993 was a result of the Company's increased inventory turnover by maintaining handheld scanner inventory levels at approximately 1993 year-end levels, which was offset, in part, by sales related receivables growth. At December 31, 1995, the Company had cash and short-term investments of $5.5 million as compared to $2.7 million at December 31, 1994 and $9.1 million at December 31, 1993. In addition, the Company had $4.2 million of marketable securities at December 31, 1995. The increase in cash and short-term investments is primarily the result of the Company's secondary stock offering completed during 1995.

         Working capital increased $12.4 million at December 31, 1995 versus December 31, 1994. Current assets increased $13.2 million from December 31, 1994 principally from an increase in receivables ($2.7 million) as a result of higher sales volume, an increase in inventory ($4.0 million) as a result of higher operating levels, an increase in cash and short-term investments ($2.8 million) as discussed above, and marketable securities ($4.2 million) due to the change in classification of investments from held to maturity to available for sale. Current liabilities at December 31, 1995 increased $0.9 million from December 31, 1994 due to higher year-end payables and accruals for royalties and technology licenses offset by a reduction in accrued acquisition related restructuring and other costs.

         Property, plant and equipment expenditures totaled $7.4 million for the year ended December 31, 1995 compared with $10.9 million for the year ended December 31, 1994. The 1995 and 1994 expenditures primarily related to the construction costs of the Company's new headquarters, manufacturing and engineering facility. The 1995 expenditures also include additional manufacturing equipment to increase capacity and upgrades to the Company's data processing systems.

         During 1995, the Company also spent $4.2 million for intangible assets. The expenditures were primarily related to purchased technology licenses. The Company acquired a license to manufacture and sell two dimensional bar code products to expand its handheld and scan engine product category. The Company also acquired a license to manufacture and sell a high-speed carton dimensioning system. This dimensioning system will be integrated with the Company's line of high-speed, fixed position scanning products.

         During the year ended December 31, 1995, the Company completed its secondary stock offering. The Company sold 2.3 million common shares at a price of $11.00 per share. The net proceeds to the Company from the offering were approximately $23.6 million. The Company used approximately $7.2 million of the net proceeds from the offering to repay in full the outstanding indebtedness under the Company's construction loan used to finance its new headquarters, manufacturing and engineering facility. The Company also used approximately $6.8 million of the net proceeds from the offering to repay in full the outstanding indebtedness under the Company's term loan that was used to finance the acquisition of LazerData in December 1994.

         The long-term debt to capital percentage decreased from 37.4% at December 31, 1994 to 0.9% at December 31, 1995. The decrease is due to the repayment in full of the Company's construction loan and term loan, as discussed above.

         At December 31, 1995, liquidity immediately available to the Company consisted of cash and short-term investments of approximately $5.5 million. The Company also had $4.2 million in marketable securities. In addition, in September 1995 the Company secured a new revolving loan agreement with Manufacturers and Traders Trust Company pursuant to which the bank has agreed to provide a line of credit totaling $20.0 million. It replaced the Company's previous line of credit facility that totaled $5.0 million. The agreement expires in September 2000. As of December 31, 1995, the Company had no outstanding borrowings under this agreement. The Company believes that it has adequate liquidity for the next twelve months to meet its current and anticipated operating needs from the results of its operations, existing credit facilities and working capital. As part of its overall business strategy, the Company may from time to time evaluate other acquisition opportunities. The funding for these future transactions, if any, may require the Company to obtain additional sources of financing.

         In the opinion of management, inflation has not had a material effect on the operations of the Company.

               ITEM 8: FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         This item is submitted as a separate section of this report. See Exhibits in Part IV.

              ITEM 9: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
                     ON ACCOUNTING AND FINANCIAL DISCLOSURE

         There have been no disagreements on accounting and financial disclosure matters.


                                    PART III

           ITEM 10: DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The information required by this item is presented under the caption entitled "Election of Directors Information Concerning Nominees for Directors and Other Incumbent Members of the Board of Directors" contained in the definitive proxy statement issued in connection with the Annual Meeting of Shareholders to be held April 30, 1996 and is incorporated in this report by reference thereto. The information regarding Executive Officers of the Registrant is found in Part I of this report.

                         ITEM 11: EXECUTIVE COMPENSATION

         The information required by this item is presented under the caption entitled "Executive Officer Compensation" contained in the definitive proxy statement issued in connection with the Annual Meeting of Shareholders to be held April 30, 1996 and is incorporated in this report by reference thereto, except, however, the sections entitled "Performance Graph" and the "Report of the Compensation Committee of the Board of Directors" are not incorporated in this report by reference.

     ITEM 12: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The information required by this item is presented under the caption entitled "Security Ownership of Certain Beneficial Owners and Management" contained in the definitive proxy statement issued in connection with the Annual Meeting of Shareholders to be held April 30, 1996 and is incorporated in this report by reference thereto.

             ITEM 13: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information required by this item is presented under the caption "Executive Officer Compensation - Interest of Directors and Management in Certain Transactions" contained in the definitive proxy statement issued in connection with the Annual Meeting of Shareholders to be held April 30, 1996 and is incorporated in this report by reference thereto.

                                     PART IV

ITEM 14:   EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) 1    Financial Statements                                  PAGE

         Report of Independent Public Accountants............   33

         Consolidated Financial Statements...................   34

         Notes to Consolidated Financial Statements..........   38

(a) 2    Financial Statement Schedules:

         Included in Part IV of this report:

         Schedule II       Valuation and Qualifying Accounts..  50

         Other schedules are omitted because of the absence of conditions under which they are required or because the required information is given in the consolidated financial statements or notes thereto.

(a) 3    Exhibits:

2.1 Asset Purchase Agreement among BRT Corporation, Benny R. Tafoya, Susann C. Tafoya, A. D. Data Systems Corp. and PSC Inc., dated January 21, 1993 (incorporated by reference to Exhibit 2.1 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1992 (the "December 31, 1992 Form 10-K")).

2.2 Stock Purchase Agreement among BTR Dunlop Inc., Electro Corporation and LazerData Holdings, Inc. dated December 21, 1994 (incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K dated December 21, 1994 ("the 1994 8-K")

3.1 Restated Certificate of Incorporation of the Company and amendments thereto (incorporated by reference to Exhibit 3.1 of the Company's Quarterly Report on Form 10-Q for the Quarter ended
         June 30, 1995 (the "June 30, 1995 Form 10-Q")).

3.2 Bylaws of the Company as currently in effect, (incorporated by reference to Exhibit 3.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1994 (the "September 30, 1994 Form 10-Q")).

4.1 Form of Certificate for Common Shares of the Company (incorporated by reference to Exhibit 4.3 to the Company's Registration Statement on
         Form S-3,  effective  March  24,  1995 (No.  33-89178)  (the  "1995 S-3
         Registration Statement")).

10.1* Amended and Restated Employment Agreement between the Company and L. Michael Hone, as of August 1, 1991 (incorporated by reference to
         Exhibit 10.6 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1991 (the "December 31, 1991 Form 10-K")).

10.2* Amendment No. 1 to the Amended and Restated Employment Agreement between the Company and L. Michael Hone, as of December 20, 1993 (incorporated by reference to Exhibit 10.2 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1993 (the "December 31, 1993 Form 10-K")).

10.3* Amended and Restated Employment Agreement between the Company and L. Michael Hone, as of September 14, 1995 (incorporated by reference to
         Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1995 (the "September 30, 1995 Form 10-Q")).

10.4* Amended and Restated Employment Agreement between the Company and Jay M. Eastman, as of August 1, 1991 (incorporated by reference to Exhibit 10.7 to the December 31, 1991 Form 10-K).

10.5* Amendment No. 1 to the Employment Agreement between the Company and Jay M. Eastman, as of January 1, 1994 (incorporated by reference to Exhibit 10.4 to the Company's Annual Report on Form 10-K for the year ended December 31, 1994 (the "December 31, 1994 Form 10-K")).

10.6* Extension of the Employment Agreement between the Company and Jay M. Eastman, dated January 3, 1995 (incorporated by reference to Exhibit 10.4 to the December 31, 1994 Form 10-K).

10.7* Employment Agreement between the Company and Robert S. Ehrlich, as of August 1, 1991 (incorporated by reference to Exhibit 10.5 to the December 31, 1991 Form 10-K).

10.8* Amendment No. 1 to the Employment Agreement between the Company and Robert S. Ehrlich, as of June 12, 1992 (incorporated by reference to Exhibit 10.7 to the December 31, 1992 Form 10-K).

10.9* Consulting Agreement between the Company and Robert S. Ehrlich as of January 2, 1995 (incorporated by reference to Exhibit 10.1 to the June 30, 1995 Form 10-Q).

10.10* Employment Agreement between the Company and Benny R. Tafoya, as of January 21, 1993 (incorporated by reference to Exhibit 10.9 to the December 31,1992 Form 10-K).

10.11* Non-competition Agreement among the Company, A.D. Data Systems Corp. and Benny R. Tafoya dated January 21, 1993 (incorporated by reference to Exhibit 10.19 to the December 31, 1992 Form 10-K).

10.12* Form of Indemnification Agreement between the Company and its Directors and Officers (incorporated by reference to Exhibit 10.10 to the December 31, 1991 Form 10-K).

10.13* Plan for Deferral of Directors' Fees dated as of March 4, 1992 (incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1992 (the "June 30, 1992 Form 10-Q")).

10.14* Amended and Restated 1987 Stock Option Plan (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1994 (the "June 30, 1994 Form 10-Q")).

10.15* 1994 Stock Option Plan (incorporated by reference to Exhibit 4.1 of the Company's Registration Statement on Form S-8 dated June 20, 1995 No. 33-60389).

10.16*   1990 Employee Stock Purchase Plan (incorporated by reference to Exhibit
         10.14 to the December 31, 1992 Form 10-K).

10.17*   1995 Employee Stock Purchase Plan (incorporated by reference to Exhibit
         4.1 of the Company's Registration Statement on Form S-8 dated June 19, 1995 No. 33-60343).

10.18* Management Incentive Plan (incorporated by reference to exhibit 10.15 to the December 31, 1992 Form 10-K).

10.19*   Employee Profit Sharing Plan (incorporated by reference to Exhibit
         10.16 to the December 31, 1992 Form 10-K).

10.20* Restated PSC Inc. 401(K) Profit Sharing Plan and Trust, as of April 1, 1993 (incorporated by reference to Exhibit 10.18 to the December 31, 1993 Form 10-K).

10.21 Agreement between Symbol Technologies, Inc. and Photographic Sciences Corporation dated March 6, 1991 (incorporated by reference to Exhibit
         10.5 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1990.

10.22 Under Lease and License dated September 1992 between Scomagg Limited the English Industrial Estates Corporation, and PSC Bar Code Limited (incorporated by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1992.

10.23 Agreement for Land Purchase dated July 6, 1993 between William G. Boulter and the Company (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1993 (the "September 30, 1993 Form 10-Q")).

10.24 Agreement for land purchase dated November 11, 1994 between William G. Boulter and the Company (incorporated by reference to Exhibit 10.28 to the December 31, 1994 Form 10-K).

10.25 Lease Agreement between the Company and Hewlett Packard for Computer hardware and software dated August 4, 1994 (incorporated by reference to Exhibit 10.2 to September 30, 1994 Form 10-Q).

10.26 Standard Warehouse Lease between Owens and Minor Inc. (Landlord) and LazerData Corporation (tenant) dated May 6, 1991 (incorporated by reference to Exhibit 10.30 to the December 31, 1994 Form 10-K).

10.27 Credit Facility Agreement dated September 28, 1995 between Manufacturers and Traders Trust Company and the Company (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1995.

10.28    Standard Warehouse Lease between Owens & Minor, Inc. (Landlord) and
         LazerData Corporation (Tenant) dated January 22, 1996.............  51

10.29    Lease Agreement between Omaha Woodmen Life Insurance Society (Landlord)
         and LazerData Corporation (Tenant) dated April 11, 1995...........  71

22.1     Subsidiaries of Registrant........................................  84

24.1     Consent of Independent Public Accountant, dated
         March 22, 1996, 1996..............................................  85

(b):     Reports on Form 8-K:

         None.

*        Management contract or compensatory plan or arrangement

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:   March 22, 1996                        PSC Inc.

                                               /s/ L. Michael Hone
                                               --------------------
                                               Chairman,
                                               Chief Executive Officer,
                                               President, and Director

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: March 22, 1996                           Principal Executive Officer

                                               /s/ L. Michael Hone
                                               ----------------------
                                               L. Michael Hone
                                               Chairman,
                                               Chief Executive Officer,
                                               President, and Director


Date: March 22, 1996                           Chief Financial Officer

                                               /s/ William J. Woodard
                                               -----------------------
                                               William J. Woodard
                                               Vice President, Finance
                                               and Treasurer


Date: March 22, 1996                           Principal Accounting Officer

                                               /s/ Scott D. Deverell
                                               -----------------------
                                               Scott D. Deverell
                                               Controller

Date:  March 22, 1996                          /s/ Milton P. Axelrod
                                               -----------------------
                                               Milton P. Axelrod
                                               Director

Date: March 22, 1996                           /s/ Robert S. Ehrlich
                                               ------------------------
                                               Robert S. Ehrlich
                                               Director

Date: March 22, 1996                           /s/ James Henry
                                               -----------------------
                                               James Henry
                                               Director

Date: March 22, 1996                           /s/ Donald K. Hess
                                               ----------------------
                                               Donald K. Hess
                                               Director

Date: March 22, 1996                           /s/ James O'Shea
                                               ----------------------
                                               James O'Shea
                                               Director

Date: March 22, 1996                           /s/ Jack Rosenfeld
                                               -----------------------
                                               Jack Rosenfeld
                                               Director

Date: March 22, 1996                           /s/ Abby R. Solomon
                                               -----------------------
                                               Abby R. Solomon
                                               Director

Date: March 22, 1996                           /s/ Justin L. Vigdor
                                               -----------------------
                                               Justin L. Vigdor
                                               Director

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Shareholders of PSC Inc.:

We have audited the accompanying consolidated balance sheets of PSC Inc. (a New York corporation) and subsidiaries as of December 31, 1995 and 1994, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three years in the period ended December 31, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of PSC Inc. and subsidiaries as of December 31, 1995 and 1994, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1995, in conformity with generally accepted accounting principles.


/s/ Arthur Andersen

ARTHUR ANDERSEN LLP
Rochester, New York
January 30, 1996


                            PSC INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                           (All amounts in thousands)

                                     ASSETS

                                                                              December 31,
                                                                       ---------------------------------
                                                                            1995               1994
                                                                       ---------------     -------------
Current Assets:
  Cash and short-term investments ...................................         $ 5,538          $  2,720
  Marketable securities .............................................           4,204                --
  Accounts receivable, net of allowance for doubtful accounts
    of $387 in 1995 and $576 in 1994 ................................          15,897            13,139
  Inventories .......................................................          10,440             6,446
  Prepaid expenses and other ........................................             623             1,148
                                                                       ---------------     -------------
     Total current assets ...........................................          36,702            23,453
Investments .........................................................              --             4,234
Property, Plant and Equipment, net ..................................          22,157            16,459
Deferred Tax Assets .................................................           1,506             1,950
Intangible and Other Assets, net ....................................          10,872             6,667
                                                                       ===============     =============
     Total assets ...................................................         $71,237           $52,763
                                                                       ===============     =============

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
  Current portion of long-term debt .................................        $    131          $    300
  Accounts payable ..................................................           8,397             7,698
  Accrued expenses ..................................................           6,202             4,738
  Accrued payroll and commissions ...................................           1,237             1,570
  Accrued acquisition related restructuring costs ...................             338             1,133
                                                                       ---------------     -------------
     Total current liabilities ......................................          16,305            15,439
Long-Term Debt, less current maturities .............................             492            13,309
Other Long-Term Liabilities .........................................           1,113             1,782
Shareholders' Equity:
  Common  shares,  par value $.01; 25,000 shares authorized,
    9,985 and 7,472 shares issued at December 31, 1995
    and 1994, respectively ..........................................             100                75
  Additional paid-in capital ........................................          45,881            20,288
  Retained earnings .................................................           7,548             2,099
  Cumulative translation adjustment .................................              35                 8
  Less -- 39 treasury shares, repurchased at cost ...................           (237)             (237)
                                                                       ---------------     -------------
     Total shareholders' equity .....................................          53,327            22,233
                                                                       ===============     =============
     Total liabilities and shareholders' equity .....................         $71,237           $52,763
                                                                       ===============     =============

See accompanying notes to the consolidated financial statements.

                                        PSC INC. AND SUBSIDIARIES
                                  CONSOLIDATED STATEMENTS OF OPERATIONS
                           (All amounts in thousands, except per share data)
                                                                         Year Ended December 31,
                                                                -------------------------------------------
                                                                   1995           1994           1993
                                                                ------------   ------------  --------------

Net Sales .................................................         $87,516        $60,447         $38,894
Cost of Sales .............................................          50,634         32,198          20,256
                                                                ------------   ------------  --------------
     Gross profit .........................................          36,882         28,249          18,638

Operating Expenses:
     Engineering, research and development ................           4,962          3,810           3,754
     Selling, general and administrative ..................          23,901         16,516          12,046
     Write-off of intangible assets .......................              --             --             167
     Acquisition related restructuring and other costs ....              --          6,894              --
                                                                ------------   ------------  --------------
           Income from operations .........................           8,019          1,029           2,671

Interest and other income, net ............................             676            110              45
                                                                ------------   ------------  --------------
           Income before provision for income taxes .......           8,695          1,139           2,716

Income Tax Provision ......................................           3,246            527             865
                                                                ------------   ------------  --------------

Net Income ................................................         $ 5,449        $   612         $ 1,851
                                                                ============   ============  ==============

Net Income Per Common and Common Equivalent Share .........        $    .54        $   .08        $    .25

Weighted Average Number of Common and Common Equivalent
     Shares Outstanding ...................................          10,013          7,617           7,476

See accompanying notes to the consolidated financial statements.



                            PSC INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                           (All amounts in thousands)
                                                                     Additional   Cumulative                    Retained
                                              Common Stock            Paid-In     Translation      Treasury     (Deficit)
                                            Shares       Amount       Capital      Adjustment       Stock       Earnings
                                          ---------    ----------  ------------- --------------- ------------ ------------

Balance, December 31, 1992 .............     7,086         $71        $18,825             $--          $--       ($364)

Issuance of shares according to
    Employee Stock Purchase Plan .......         8          --             66              --           --           --
Exercise of options ....................       115           1            278              --           --           --
Acquisition of BRT Corporation .........        61           1            627              --           --           --
Tax benefit from exercise or early
    disposition of certain stock options        --          --             94              --           --           --
Purchase of treasury shares ............      (31)          --             --              --        (191)           --
Foreign currency translation ...........        --          --             --               6           --           --
Net income .............................        --          --             --              --           --        1,851
                                          ---------    ----------  ------------- --------------- ------------ ------------
Balance, December 31, 1993 .............     7,239          73         19,890               6        (191)        1,487

Issuance of shares according to
    Employee Stock Purchase Plan .......        13          --             66              --           --           --
Exercise of options ....................       189           2            332              --           --           --
Purchase of treasury shares ............        (8)         --             --              --         (46)           --
Foreign currency translation ...........        --          --             --               2           --           --
Net income .............................        --          --             --              --           --          612
                                          ---------    ----------  ------------- --------------- ------------ ------------
Balance, December 31, 1994 .............     7,433          75         20,288               8        (237)        2,099

Issuance of shares according to
    Employee Stock Purchase Plan .......         9          --             87              --           --           --
Exercise of options ....................       194           2          1,269              --           --           --
Tax benefit from exercise or early
    disposition of certain stock options        --          --            685              --           --           --
Issuance of stock, net .................     2,310          23         23,552              --           --           --
Foreign currency translation ...........        --          --             --              27           --           --
Net income .............................        --          --             --              --           --        5,449
                                          ---------    ----------  ------------- --------------- ------------ ------------
Balance, December 31, 1995 .............     9,946        $100        $45,881             $35       ($237)       $7,548
                                          =========    ==========  ============= =============== ============ ============

See accompanying notes to the consolidated financial statements.

                            PSC INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (All amounts in thousands)
                                                                         Year Ended December 31,
                                                                -------------------------------------------
                                                                    1995            1994           1993
                                                                --------------   -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income ....................................................        $5,449          $612         $1,851
Adjustments to reconcile net income to
    net cash provided by operating activities:
        Depreciation and amortization .........................         2,784         2,018          1,344
        Write-off of intangible assets ........................            --            --            167
        (Gain)/loss on disposition of assets ..................         (161)         1,169            101
        Acquired research and development write-off ...........            --         3,930             --
        (Increase) decrease in assets:
          Accounts receivable .................................       (2,669)       (5,051)        (1,551)
          Inventories .........................................       (4,031)           151        (3,032)
          Prepaid expenses and other ..........................           301         (793)             12
          Deferred tax assets .................................           668       (1,950)             --
        Increase (decrease) in liabilities:
          Accounts payable ....................................           699         1,213          3,965
          Accrued expenses ....................................         1,297         1,028           (94)
          Accrued payroll and commissions .....................         (333)           592          (112)
          Accrued acquisition related restructuring costs .....       (1,107)         1,892             --
                                                                --------------   -----------    -----------
            Net cash provided by operating activities .........         2,897         4,811          2,651
                                                                --------------   -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures ..........................................       (7,418)      (10,905)        (5,036)
Cash paid for acquisition of business .........................            --       (2,450)             --
Additions to intangible and other assets ......................       (4,443)          (40)          (328)
Issuance of notes for stock option activity ...................         (593)            --             --
Purchase of investments, net ..................................            --       (1,335)             --
                                                                --------------   -----------    -----------
            Net cash used in investing activities .............      (12,454)      (14,730)        (5,364)
                                                                --------------   -----------    -----------

 CASH FLOWS FROM FINANCING ACTIVITIES:
Additions to long-term debt ...................................         1,046         6,219             --
Additions to other long-term liabilities ......................           230            17             --
Principal repayments of long-term debt ........................      (14,126)         (174)          (170)
Payment of other long-term liabilities ........................         (420)            --             --
Exercise of stock options and the issuance of stock ...........        24,933           400            344
Purchase of treasury shares ...................................            --          (46)          (191)
Tax benefit from exercise or early disposition
    of certain stock options ..................................           685            --             94
                                                                --------------   -----------    -----------
            Net cash provided by financing activities .........        12,348         6,416             77
                                                                --------------   -----------    -----------
Foreign currency translation ..................................            27             2              6

Net Increase (Decrease) in Cash and Short-Term Investments ....         2,818       (3,501)        (2,630)

CASH AND SHORT-TERM INVESTMENTS:
                Beginning of year .............................         2,720         6,221         11,750
                                                                --------------   -----------    -----------
                End of year ...................................        $5,538        $2,720         $9,120
                                                                ==============   ===========    ===========
Supplemental disclosures of cash flow information:
  Interest paid ...............................................       $   306       $   550         $  298
  Income taxes paid ...........................................       $ 3,009       $ 2,450         $  486
  Capital leases ..............................................       $   131       $   586         $   45

See accompanying notes to the consolidated financial statements.

                            PSC INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1995
                (All amounts in thousands, except per share data)

1.  DESCRIPTION OF BUSINESS

         PSC Inc. (the Company) designs, manufactures and markets handheld and fixed position laser-based bar code scanners, scan engines and other scanning products for the worldwide automatic identification and data collection market. By identifying, collecting, processing and transmitting data, the Company's scanning products serve as the "front end" of terminals or host computers used by industry, business and government to manage and control production, warehousing, distribution, sales and service. Headquartered in upstate New York, with additional operations in Florida and the United Kingdom, the Company serves original equipment manufacturers ("OEMs"), value-added resellers ("VARs"), distributors and system integrators throughout the world.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

         The consolidated financial statements include the accounts of PSC Inc. and its wholly-owned subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation.

Cash and Short-term Investments

         Cash and short-term investments are highly liquid investments with remaining maturities of three months or less. Short-term investments are recorded at cost, which approximates market value.

Marketable Securities

         Marketable securities are stated at current market value.

Inventories

         Inventories are stated at the lower of cost (first-in, first-out method) or market. Elements of cost include materials, labor and overhead and consist of the following at December 31:

                                                 1995             1994
                                          --------------     ------------
Raw materials .........................         $6,914           $4,337
Work-in-process .......................          2,090            1,605
Finished goods ........................          1,436              504
                                          --------------     ------------
                                               $10,440           $6,446
                                          ==============     ============

                            PSC INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1995
                (All amounts in thousands, except per share data)

Property, Plant and Equipment

         Property, plant and equipment is carried at cost and includes certain capitalized leases. For financial reporting purposes, depreciation and amortization are computed using the straight-line method over the following estimated useful lives:

       Building and improvements .................... 30 - 39 years
       Office furniture and equipment ...............     3-7 years
       Production equipment .........................     5-7 years
       Leasehold improvements .......................    3-15 years

         Equipment under capital leases and leasehold improvements are amortized using the straight-line method over the shorter of the estimated useful lives of the assets or the lease term. Renewals and betterments are capitalized, and repairs and maintenance are expensed as incurred.


Intangibles Resulting from Business Acquisitions

         Intangibles resulting from business acquisitions represent the excess cost of acquired subsidiaries over the fair value of net assets acquired and are amortized using the straight-line method over five to ten years, their current estimated useful lives.

         In March 1995, Statement of Financial Accounting Standards No. 121 (SFAS No. 121), "Accounting for the Impairment of Long-lived Assets and
Long-lived Assets to be Disposed of", was issued. This statement requires companies to review long-lived assets, including certain intangibles and goodwill, for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company will be required to adopt SFAS No. 121 in 1996. The Company believes that the effect of adoption will not be material.

Other Intangibles

         Other intangibles, which consists primarily of technology and license agreements, are stated at cost less accumulated amortization. Amortization is calculated on a straight-line basis over periods ranging from two to ten years, their current estimated useful lives.

Income Taxes

     Effective January 1, 1993, the Company adopted Statement of Financial Accounting Standards No. 109 (SFAS No. 109). The adoption of SFAS No. 109 did not have a material effect upon the Company's financial position or net income for the year ended December 31, 1993.

         In accordance with SFAS No. 109, deferred income taxes are recorded to reflect the tax consequences on future years of differences between the basis of assets and liabilities for income tax and for financial reporting purposes. In addition, the amount of any future tax benefits are reduced by a valuation allowance until it is more likely than not that such benefits will be realized.

                            PSC INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1995
                (All amounts in thousands, except per share data)

Net Income per Common and Common Equivalent Share

         Primary and fully-diluted net income per common and common equivalent share are based on the weighted average number of shares of common stock and common stock equivalents (options) outstanding during the period, computed in accordance with the treasury stock method. The effect of considering common stock equivalents for fully-diluted net income per share was not significant in 1995, 1994 and 1993.

Foreign Currency Translation

         The financial statements of foreign operations are translated into U.S. dollars in accordance with Financial Accounting Standards Board Statement No.
52. Accordingly, all assets and liabilities are translated at year-end exchange rates. The gains and losses that result from this process are shown in the cumulative translation adjustment account in the shareholders' equity section of the balance sheet. Operating transactions are translated at weighted average rates during the year. Transaction gains and losses are reflected in net income and were not material.

Product Warranty

         The Company's products have a warranty period of 12 to 30 months. Estimated warranty costs are provided at the time of sale. The Company maintains an accrual for warranty claims and adjusts this accrual periodically based on historical experience and known warranty claims.

Research and Development Costs

         All research and development costs are expensed as incurred.

Use of Estimates

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates that affect the reported amounts of assets and liabilities and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Reclassification

         Certain amounts in prior years have been reclassified to conform to the 1995 presentation.


3.   INVESTMENTS

         The Company adopted Statement of Financial Accounting Standards No. 115 (SFAS No. 115) "Accounting for Certain Investments in Debt and Equity Securities" in the first quarter of 1994, and the cumulative effect of adoption did not have a material effect on the financial statements. At December 31, 1994, the Company's investment securities were classified as held to maturity, which are recorded at amortized cost. During the fourth quarter of 1995, the Company transferred its investments from held to maturity to available for sale to improve its overall liquidity position. At the date of transfer, the fair market value of the investment securities approximated cost. At December 31, 1995, these investment securities are recorded at fair market value.

                            PSC INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1995
                (All amounts in thousands, except per share data)

4.  PROPERTY, PLANT AND EQUIPMENT

         Property, plant and equipment, at cost, consist of the following at December 31:

                                                           1995              1994
                                                        ------------      ------------
Land ...............................................       $    812          $    812
Building ...........................................         10,516                --
Office furniture and equipment .....................          4,333             2,328
Production equipment ...............................         10,109             4,376
Leasehold improvements .............................            499                24
Construction in progress ...........................             --            12,246
                                                        ------------      ------------
                                                             26,269            19,786
  Less:  accumulated depreciation and amortization .          4,112             3,327
                                                        ------------      ------------
                                                            $22,157           $16,459
                                                        ============      ============

         The Company capitalized interest costs of $453 in 1994 related to the construction of its new office and manufacturing facility. There was no capitalized interest in 1995 or 1993.

         Depreciation expense for 1995, 1994, and 1993 amounted to $1,673, $1,407, and $1,039, respectively. Amortization of capital lease assets is included in depreciation expense.

5.  INTANGIBLE AND OTHER ASSETS

         Intangible and other assets consist of the following at December 31:

                                                                        1995             1994
                                                                    -----------    -----------
        Intangibles resulting from business acquisitions .........      $8,016          $7,499
        Intangibles resulting from technology acquisitions .......       3,050              --
        Other assets .............................................       2,182             433
                                                                    ------------    -----------
                                                                        13,248           7,932
            Less:  accumulated amortization ......................       2,376           1,265
                                                                    ------------    -----------
                                                                       $10,872          $6,667
                                                                    ============    ===========

         During 1995, the Company acquired a license to manufacture and sell two dimensional bar code products and a license to manufacture and sell a high-speed, carton dimensioning system.

         Amortization expense for 1995, 1994, and 1993 amounted to $1,111, $611, and $305, respectively.

                            PSC INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1995
                (All amounts in thousands, except per share data)

6.  ACCRUED EXPENSES

         Accrued expenses consist of the following at December 31:

                                        1995             1994
                                     -----------     -------------
Accrued warranty cost ............     $1,550            $1,250
Accrued royalty ..................      1,715             1,332
Accrued income taxes .............        396               765
Accrued technology licenses ......      1,620                --
Other expenses ...................        921             1,391
                                     ===========     =============
                                       $6,202            $4,738
                                     ===========     =============


7.  LONG-TERM DEBT

         Long-term debt consists of the following at December 31:

                                      1995               1994
                                 ---------------      ------------
Term loan .....................            $ --            $6,800
Construction loan .............              --             6,219
Capital lease obligations .....             553               590
Other .........................              70                --
                                 ---------------      ------------
                                            623            13,609
  Less:  current maturities ...             131               300
                                 ---------------      ------------
                                           $492           $13,309
                                 ===============      ============

         During 1995, the Company repaid and terminated its term loan facility from which it partially financed its acquisition of LazerData Corporation in December 1994. During 1995, the Company also repaid and terminated its construction and permanent loan agreement which was used to partially fund the construction of the Company's new office and manufacturing facility. The Company has capitalized lease agreements for equipment which are payable through March 2001 at an interest rate of approximately 8%.

         Long-term debt maturities are as follows for years ending December 31:

                                   1996 ......   $131
                                   1997 ......    140
                                   1998 ......    150
                                   1999 ......    145
                                   2000 ......     21
                                   Thereafter      36
                                                ------
                                                 $623
                                                ======

         The Company is a guarantor under a mortgage agreement through February 2001 relating to its former principal manufacturing facility up to $500.

                            PSC INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1995
                (All amounts in thousands, except per share data)

8.  COMMITMENTS AND CONTINGENCIES

Operating Lease Agreements

         Certain equipment and properties are rented under noncancelable operating leases that expire at various dates through 2000. Total rental expense under operating leases was approximately $786, $379, and $305, for the years ended December 31, 1995, 1994, and 1993, respectively.

         Future minimum lease payments required under these agreements are as follows for the years ending December 31:

                                   1996 ....      $757
                                   1997 ....       747
                                   1998 ....       746
                                   1999 ....       513
                                   2000 ....        85
                                             ----------
                                                $2,848
                                             ==========
Employment Agreements

         The Company has executed employment contracts with certain senior executives that vary in length for which the Company has a minimum commitment aggregating approximately $1,625 at December 31, 1995.

Royalty Agreements

         The Company and its subsidiary, LazerData, currently have cross-license agreements with certain industry competitors. Under these agreements, royalties are paid by the Company on a sliding scale up to 15% of sales of certain licensed products. Under one of these agreements, no royalty is payable until sales volume reaches a specified level and no royalties are payable to the Company for the competitors' sales of licensed products. In addition, this agreement limits the type of customers to whom the Company can sell the licensed products as well as restricts the geographic areas in which these licensed products can be sold. Accordingly, royalty expense under these agreements was included in selling, general and administrative expense in 1995, 1994, and 1993.

Legal Matters

         The automatic identification and data collection industry is characterized by substantial litigation regarding patent and other intellectual property rights. The Company aggressively defends its patents and other proprietary rights and is currently a plaintiff in three lawsuits alleging patent infringements on the part of others, and these proceedings involve counterclaims against the Company. There can be no assurance that others will not assert claims against the Company that result in litigation. Any such litigation could result in significant expense and divert the Company's attention from other matters. If any of the Company's products were found to infringe a third-party patent, the third party could be entitled to injunctive relief, which would prevent the Company from selling any such infringing products. In addition, the Company could be required to pay monetary damages. Although the Company could seek a license to sell products determined to infringe a third-party patent, there can be no assurance that a license would be available on terms acceptable to the Company. The Company could also attempt to redesign any infringing products so as to avoid infringement, although any effort to do so could be expensive and time-consuming, and there can be no assurance the effort would be successful.

                            PSC INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1995
                (All amounts in thousands, except per share data)

Credit Facility

         The Company has a revolving loan agreement with a domestic bank pursuant to which the bank has agreed to provide a line of credit totaling $20.0 million. As of December 31, 1995, the Company had no outstanding borrowings under this agreement. Such borrowings would bear interest at the bank's prime rate or 0.95% above the defined LIBOR rate. The Company is required to pay a commitment fee of 0.125 percent of unused credit availability. The revolving loan agreement expires in September 2000.

9.  SHAREHOLDERS' EQUITY

         In March 1995, the Company completed a secondary stock offering. The Company sold approximately 2.3 million shares at a price of $11.00 per share. The net proceeds to the Company from the offering were approximately $23.6 million. The Company used approximately $7.2 million of the net proceeds from the offering to repay in full the outstanding indebtedness under the Company's construction loan used to finance its new office and manufacturing facility. The Company also used approximately $6.8 million of the net proceeds from the offering to repay in full the outstanding indebtedness under the Company's term loan that was used to finance a portion of its acquisition of LazerData Corporation in December 1994.

         In 1987, the Company adopted the 1987 Stock Option Plan (1987 SOP). Options under the 1987 SOP may be granted to employees, consultants, directors, and officers. 686 shares remain available for grant under the 1987 SOP. Under the 1987 SOP, all options vest over a period of years following the date of grant. In 1994, the Company adopted the 1994 Stock Option Plan (1994 SOP). Options outstanding under prior stock option plans continue in effect according to their original terms. Under the 1994 SOP, the Company may grant stock options to employees, consultants, directors, and officers. The 1994 SOP provides that options may vest over time or based upon the performance of the Company's stock, or both, at the discretion of the Board of Directors. The Company has reserved 1,750 shares for issuance under the 1994 SOP. Options under both plans must be issued at an exercise price not less than fair market value on date of grant. Options issued under both plans expire 5 to 10 years from date of grant unless employment is terminated or death occurs earlier.

         In accordance with the provisions of the Plans, the Company may make loans to a participant to finance the exercise price and related income taxes upon the exercise of an option. During 1995, the Company granted two loans to participants, both of which are members of the Board of Directors of the Company, totaling $593. Each loan is a five-year loan at an interest rate of 7.34% and is secured by the shares purchased with the proceeds of the loan.

         The Company accounts for its Stock Option Plans under APB Opinion No. 25, "Accounting for Stock Issued to Employees", under which no compensation cost has been recognized. In October 1995, Statement of Financial Accounting Standards No. 123 (SFAS No. 123), "Accounting for Stock-Based Compensation", was issued. This statement encourages, but does not require companies to use the fair value based method to measure compensation cost, which is then recognized over the service period (usually the vesting period). Companies which continue to measure compensation cost using the intrinsic value method as prescribed by APB Opinion No. 25 will be required to disclose pro forma net income and, if presented, earnings per share as if the fair value based method had been applied. The Company will be required to adopt SFAS No. 123 on a prospective basis beginning in 1996. The Company is unable to determine the impact of the pro forma disclosure requirement. Such impact will be dependent upon future stock option activity.

                            PSC INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1995
                (All amounts in thousands, except per share data)

         The following is a summary of the activity in the Company's stock option plans for the years ended December 31:

                                                              1995             1994             1993
                                                          --------------    ------------    -------------
Options outstanding at beginning of period ...........            2,299           1,320            1,100
Options granted ......................................              105           1,354              402
Options exercised ....................................            (200)           (226)            (117)
Options forfeited/canceled ...........................             (66)           (149)             (65)
                                                          --------------    ------------    -------------
Options outstanding at end of period .................            2,138           2,299            1,320
                                                          ==============    ============    =============
Number of options at end of period:
   Exercisable .......................................            1,575           1,133              810
   Available for grant ...............................            1,637           1,676              381

Average price of options :
   Outstanding at end of period ......................            $8.41           $8.02            $7.14
   Exercised .........................................            $6.52           $1.77            $2.43

         The Company was able to realize an income tax benefit in 1995 and 1993 from the exercise or early disposition of certain stock options. For financial reporting purposes, this benefit resulted in a decrease in current income taxes payable and an increase in additional paid-in capital.

Other Agreements

         During 1993, the Company's Board of Directors authorized a plan in which the Company's management could repurchase its common shares in the open market, which was terminated in 1995. The plan authorized the repurchase of up to 500 shares which will be held as treasury shares. No shares were repurchased in 1995. The Company repurchased 8 shares in 1994 at a cost of $46 and 31 shares in 1993 at a cost of $191.

Employee Stock Purchase Plan

         The Company has a Stock Purchase Plan under which 250 shares of its common stock can be issued. Under the terms of the plan, eligible employees may purchase shares of the Company's common stock semi-annually on approximately January 1 and July 1 through payroll deductions. The purchase price is the lower of 85% of the fair market value of the stock on the first or last day of each six month offering period. Employees purchased approximately 9 shares at an average price of $9.16, 13 shares at an average price of $5.16 per share, and 8 shares at an average price of $7.82 per share during 1995, 1994 and 1993, respectively. The current plan expires on December 31, 2000.

10.  INTERNATIONAL SALES

         International sales by geographic area are as follows for the years ended December 31:

                                                              1995             1994              1993
                                                           -------------    -------------   --------------
North America, excluding the United States .............         $2,003          $1,295             $1,102
Europe .................................................         11,004           5,588              3,665
Pacific Rim ............................................          4,193           2,824              1,057
Other ..................................................          2,138           1,531                992
                                                           -------------    ------------    --------------
                                                                $19,338         $11,238             $6,816
                                                           =============    ============    ===============

                            PSC INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1995
                (All amounts in thousands, except per share data)

11.  ACQUISITION RELATED RESTRUCTURING AND OTHER COSTS

         In the fourth quarter of 1994, the Company provided a pre-tax charge of approximately $3.0 million for the costs of restructuring its existing fixed position scanner product lines with those of LazerData Corporation which was acquired in December 1994. Of the total pre-tax charge, approximately $1.6 million was to recognize anticipated costs associated with the consolidation of manufacturing and office facilities, $0.7 million related to write-offs of previously existing intangible assets, and $0.7 million was provided for employee severance and benefit costs for the elimination of approximately 12 manufacturing and engineering support positions. As of December 31, 1995, all positions targeted in the restructuring program have been eliminated. Restructuring actions are substantially completed as of December 31, 1995. The restructuring accrual as of December 31, 1995 was approximately $0.8 million. There have been no re-allocations or re-estimates to date.

         In addition in the fourth quarter of 1994, the Company allocated $3.9 million of the LazerData acquisition costs to acquired in-process research and development projects, which represented the estimated fair values related to these projects determined by an independent appraisal. Proven valuation procedures and techniques were utilized in determining the fair market value of each intangible asset. The development technologies were evaluated to determine that there were no alternative future uses. As these projects have not reached technological feasibility and alternative future uses of these developmental technologies do not exist, these costs were expensed as of the acquisition date. The acquisition related restructuring and other costs reduced 1994 income before income taxes, net income and fully diluted net income per share by $6.9 million, $4.5 million, and $0.56, respectively.

12.  INCOME TAXES

         The provision for income taxes consisted of the following for the years ended December 31:

                                   1995              1994         1993
                               --------------     -----------   ----------
Current:
  Federal .................    $1,686             $2,230          $635
  State ...................       341                534           230
  Foreign .................       551                171            --
Deferred:
Federal ...................       585             (2,138)            --
State .....................        83               (270)            --
                               ==============     ===========   ==========
   Total ..................    $3,246               $527          $865
                               ==============     ===========   ==========

                            PSC INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1995
                (All amounts in thousands, except per share data)

         A reconciliation between the statutory U.S. Federal income tax rate and the Company's effective tax rate is as follows for the years ended December 31:

                                                      1995             1994              1993
                                                  -------------    --------------    --------------
Computed "expected" tax expense ...............      34.0%             34.0%             34.0%
Tax benefit - net operating loss
  carryforward ................................        --             (35.1%)           (18.8%)
Write-off of intangible assets ................        --              18.2%              2.1%
Change in valuation reserve ...................      (4.7%)           (10.2%)            11.5%
State income taxes, net of
  federal income tax benefit ..................       3.2%             31.0%              5.6%
Goodwill amortization .........................       1.4%             14.5%              2.7%
Tax exempt interest income ....................      (0.7%)            (7.0%)             --
Miscellaneous items, net ......................       4.1%              0.9%            (5.3%)
                                                  -------------    --------------    --------------
                                                     37.3%             46.3%             31.8%
                                                  =============    ==============    ==============

         The deferred tax assets/(liabilities) are comprised of the following at December 31:

                                                                1995             1994
                                                            -----------      -----------
 Receivables ............................................         $145           $  149
 Inventory ..............................................          386              412
 Warranty reserves ......................................          578              354
 Acquisition related restructuring and other costs ......          293              875
 Acquired in-process research and  development costs ....        1,360            1,533
 Property, plant & equipment ............................        (531)            (114)
 Other, net .............................................          130              226
                                                            -----------      -----------
                                                                 2,361            3,435
 Less:  Valuation allowance .............................        (621)          (1,027)
                                                            -----------      -----------
 Net deferred tax asset .................................       $1,740          $ 2,408
                                                            ===========      ===========

13.  401(K) PLAN

         The Company has a defined contribution plan available to all employees of the Company meeting certain eligibility requirements. The Plan was established in 1985. Each participant may elect to contribute a percentage of their compensation. A matching contribution equal to 50% of the amount of the employee contribution, limited to 5% of the employee's total compensation, is made by the Company. The Company contributed approximately $193, $143, and $216 in 1995, 1994 and 1993, respectively.

14.  SIGNIFICANT CUSTOMER INFORMATION

The Company sells its products principally to original equipment manufacturers, value-added resellers, distributors and systems integrators. Net sales to the Company's largest customer represented approximately 17%, 22%, and 16% of the Company's net sales for the fiscal years 1995, 1994 and 1993, respectively. During 1994, the Company's second largest customer accounted for approximately 10% of net sales. No other customers were responsible for greater than 10% of net sales in 1995, 1994 and 1993. Sales to the Company's largest customers are expected to continue to represent a significant portion of the Company's revenues. The Company's arrangements with major customers are generally nonexclusive.

                            PSC INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1995
                (All amounts in thousands, except per share data)

15.  ACQUISITIONS AND DISPOSITIONS

         In April 1995, the Company completed the sale of substantially all of the assets related to its Image Products business. This resulted in a gain of approximately $161 which was included in other income in 1995.

         On December 21, 1994, the Company acquired for $9.25 million in cash all of the outstanding stock of LazerData Corporation. LazerData is a leading manufacturer of fixed position, high speed line, rastering and omnidirectional bar code scanners. A portion of the purchase price ($3.9 million) was allocated to acquired in-process research and development and accordingly was written-off as of the purchase date. The remaining excess of the purchase price over the fair value of the net assets acquired of approximately $5.1 million is amortized on a straight-line basis over 10 years. The transaction was accounted for as a purchase and is included in the consolidated financial statements since the date of acquisition.

         The following unaudited pro forma condensed consolidated results of operations assume the operations of the Company were combined with those of LazerData Corporation at the beginning of 1994. The pro forma information is presented after giving effect to certain adjustments for depreciation, amortization, interest expense and related income tax effects. The unaudited pro forma results do not purport to be indicative of the results that actually would have been achieved during the period indicated and are not intended to be indicative of future results.

                                                         Pro forma
                                                      Twelve months ended
                                                      -------------------
                                                          12/31/94
                                                          --------
Net sales ............................................    $70,789
Acquisition related restructuring and other costs ....      6,894
Loss from operations .................................       (181)
Net Loss..............................................       (822)
Net Loss per common and common equivalent share.......      ($.11)

        In connection with the acquisition, liabilities assumed and cash paid were as follows:

                                                       1994
                                                     -------
                  Fair value assets acquired .....   $12,436
                  Liabilities assumed ............     3,186
                    Cash paid ....................     9,250
                  Less amounts borrowed ..........     6,800
                                                     --------
                    Net cash paid for acquisition      2,450
                                                     ========

                            PSC INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1995
                (All amounts in thousands, except per share data)


16.  SELECTED QUARTERLY FINANCIAL DATA:  (UNAUDITED)

                                                              First         Second          Third          Fourth
                                                             Quarter        Quarter        Quarter         Quarter
                                                            ----------     ----------     -----------    ------------
Year Ended December 31, 1995
-----------------------------------------
Net sales .............................................      $22,263       $21,315        $22,483        $21,456
Gross profit ..........................................       10,502         9,308          8,895          8,177
Net income ............................................        1,881         1,734          1,566            268

Net income per common
    and common equivalent share .......................         $.22          $.16           $.15           $.03

Year Ended December 31, 1994
-----------------------------------------

Net sales .............................................      $16,739       $13,119        $13,220        $17,369
Gross profit ..........................................        8,201         6,122          5,980          7,946
Net income (loss) .....................................        2,016           941            910        (3,255)

Net income (loss) per common
    and common equivalent share .......................         $.27          $.12           $.12         ($.42)


Year Ended December 31, 1993
-----------------------------------------

Net sales .............................................       $8,542        $8,991         $9,696        $11,665
Gross profit ..........................................        4,216         4,286          4,512          5,624
Net income ............................................          590           322            329            610

Net income per common
   and common equivalent share ........................         $.08          $.04           $.04           $.08


                                   SCHEDULE II

                            PSC INC. AND SUBSIDIARIES
                        VALUATION AND QUALIFYING ACCOUNTS
              FOR THE YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993

                           (All amounts in thousands)

                                                 1995       1994          1993
                                                -------    ------        ------
Accounts Receivable Reserve-
BALANCE, at beginning of year ...............    $576      $183          $219
  Provision for doubtful accounts ...........    (134)      230             9
  Write-offs of doubtful accounts,
     net of recoveries                            (55)      (12)          (45)
  Other (1) .................................      --       175            --
                                                ------     -------       ------
BALANCE, at end of year ....................    $387       $576          $183
                                                ======     =======       ======

(1) Amount represents the reserve recorded in connection with the acquisition of LazerData Corporation.