Form 10-Q
period 1996-03-31
PSC INC
filed 1996-05-10
CIK 319379

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20459

                                    FORM 10-Q


           X Quarterly Report Pursuant to Section 13 or 15 (d) of the
                         Securities Exchange Act of 1934

                  For the quarterly period ended March 31, 1996

            Transition report pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

                           Commission File No. 0-9919

                                    PSC INC.
              Incorporated pursuant to the Laws of New York State

       Internal Revenue Service -- Employer Identification No. 16-0969362

                    675 Basket Road, Webster, New York 14580
                                 (716) 265-1600





Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the 12 months preceding (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes  X     No ___

As of May 7, 1996  there were 10,006,999 shares of common stock outstanding.


================================================================================

                            PSC Inc. AND SUBSIDIARIES

                                      INDEX

                                                          PAGE NUMBER
PART I  FINANCIAL INFORMATION

Item 1 -Financial Statements

         Consolidated Balance Sheets as of
         March 31, 1996 (Unaudited) and
         December 31, 1995....................................3 - 4

         Consolidated Statements of Operations and
         Retained Earnings for the three
         months ended:
         March 31, 1996 (Unaudited) and
         March 31, 1995 (Unaudited) ..............................5

         Consolidated Statements of Cash Flows
         for the three months ended:
         March 31, 1996 (Unaudited) and
         March 31, 1995 (Unaudited) ..............................6

         Notes to Consolidated Financial
         Statements (Unaudited) ..............................7 - 8

Item 2 -Management's Discussion and Analysis of
         Financial Condition and Results of
         Operations .........................................9 - 10

PART II  OTHER INFORMATION

Item 1    -Legal Proceedings ....................................11

Item 2    -Changes in Securities ................................11

Item 3    -Defaults upon Senior Securities ......................11

Item 4    - Submission of Matters to a Vote of
            Security Holders.....................................11

Item 5    -Other Information.....................................11

Item 6    - Exhibits and Reports on Form 8-K.....................11

                         PART I - FINANCIAL INFORMATION

Item 1:  Financial Statements


                            PSC Inc. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                           (All amounts in thousands)

                                                            March 31, 1996      December 31, 1995
                                                            --------------      -----------------
                                                             (Unaudited)
ASSETS

CURRENT ASSETS
        Cash and short-term investments ...................... $  8,731         $  5,538
        Marketable securities                                         -            4,204
        Accounts receivable, net of allowance
            for doubtful accounts of $401
           and $387, respectively ............................   15,197           15,897
        Inventories ..........................................   11,377           10,440
        Prepaid expenses and other ...........................      711              623
                                                                -------         --------

       TOTAL CURRENT ASSETS ..................................   36,016           36,702

PROPERTY, PLANT AND EQUIPMENT, net
        of accumulated depreciation of $4,789
        and $4,112, respectively .............................   22,007           22,157

DEFERRED TAX ASSETS ..........................................    1,484            1,506

INTANGIBLE ASSETS, net of accumulated
  amortization of $2,838 and $2,376 respectively .............   10,870           10,872
                                                                -------         --------


TOTAL ASSETS ................................................. $ 70,377         $ 71,237

                                                               ========         ========

SEE ACCOMPANYING NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS.

                            PSC Inc. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                           (All amounts in thousands)
                                   (Continued)

                                                 March 31, 1996      December 31, 1995
                                                 --------------      -----------------
                                                  (Unaudited)

LIABILITIES AND SHAREHOLDERS' EQUITY


CURRENT LIABILITIES
       Current portion of long-term debt .....   $   134               $     131
       Accounts payable ......................     7,018                   8,397
       Accrued expenses ......................     7,103                   6,202
       Accrued payroll and commissions .......       793                   1,237
       Accrued acquisition related
          restructuring costs ................       259                     338
                                                 -------                --------

         TOTAL CURRENT LIABILITIES ...........    15,307                  16,305


LONG-TERM DEBT, less current maturities ......       467                     492

OTHER LONG-TERM LIABILITIES ..................       756                   1,113



SHAREHOLDERS' EQUITY
       Common stock, par value $.01;
         25,000 authorized,10,001 and 9,985
          shares issued and outstanding ......       100                     100
       Additional paid-in capital ............    45,999                  45,881
       Retained earnings .....................     7,983                   7,548
       Cumulative translation adjustment .....         2                      35

       Less treasury stock, 39 shares
        repurchased, at cost .................      (237)                   (237)
                                                 --------              ---------

         TOTAL SHAREHOLDERS' EQUITY ..........    53,847                  53,327
                                                 -------               ---------

TOTAL LIABILITIES AND SHAREHOLDERS'
     EQUITY ..................................   $70,377               $  71,237
                                                 =======               =========

SEE ACCOMPANYING NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS.

                            PSC Inc. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF OPERATIONS AND RETAINED EARNINGS
                (All amounts in thousands, except per share data)
                                   (Unaudited)

                                                             Three Months Ended March 31
                                                             ---------------------------
                                                                  1996            1995
                                                                  ----            ----

NET SALES ................................................     $21,499          $ 22,263

COST OF SALES ............................................      12,343            11,761
                                                               -------           -------
         Gross profit ....................................       9,156            10,502

OPERATING EXPENSES
         Engineering, research and development ...........       1,780             1,085
         Selling, general and administrative .............       6,746             6,224
                                                               -------          --------

              Income from operations .....................         630             3,193

INTEREST AND OTHER INCOME (EXPENSE) ......................          61              (159)
                                                               -------          --------

              Income before provision for income taxes ...         691             3,034

INCOME TAX PROVISION .....................................         256             1,153
                                                                ------           -------

NET INCOME ...............................................     $   435          $  1,881
                                                               =======          ========

NET INCOME PER COMMON AND COMMON
        EQUIVALENT SHARE .................................     $   .04          $    .22
                                                               =======          ========

WEIGHTED AVERAGE NUMBER OF
    COMMON AND COMMON EQUIVALENT
    SHARES OUTSTANDING:
         Common shares ...................................       9,961             7,643
         Common equivalent shares ........................         243               772
                                                               -------          --------
                                                                10,204             8,415
                                                               =======          ========

RETAINED EARNINGS:
         Retained earnings, beginning of period ..........     $ 7,548          $  2,099
         Net income ......................................         435             1,881
                                                               -------          --------
         Retained earnings, end of period ................     $ 7,983          $  3,980
                                                               =======          ========

SEE ACCOMPANYING NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS.

                             PSC INC. and SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (All amounts in thousands)
                                   (Unaudited)

                                                                   Three Months Ended March 31
                                                                   ---------------------------
                                                                       1996             1995
                                                                       ----             ----
CASH FLOWS FROM OPERATING ACTIVITIES:

    Net Income ..................................................     $  435           $ 1,881
       Adjustments to reconcile net income
       to net cash provided by (used in) operating activities:
         Depreciation and amortization ..........................      1,139               603
         Loss on disposition of assets ..........................         37                --
         Deferred tax assets ....................................         64               144
         Decrease (increase) in assets:
             Accounts receivable ................................        668            (1,405)
             Inventories ........................................       (937)             (717)
             Prepaid expenses and other .........................       (130)              259
         Increase (decrease) in liabilities:
             Accounts payable ...................................     (1,379)             (241)
             Accrued expenses ...................................        757             2,209
             Accrued payroll and commissions ....................       (444)               10
             Accrued acquisition related restructuring costs ....       (292)             (238)
                                                                      -------          -------

                Net cash (used in) provided by
                   operating activities .........................        (82)            2,505
                                                                      -------          -------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Capital expenditures, net ...................................       (519)           (3,208)
    Additions to intangible assets ..............................       (428)             (244)
    Proceeds from sale of investments                                  4,167                --
                                                                      ------            -------
                Net cash provided by
                  (used in) investing activities ................      3,220            (3,452)
                                                                      ------            -------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Additions to long-term debt .................................         --             1,199
    Principal repayments of long-term debt ......................        (30)          (14,216)
    Exercise of stock options and sale of common stock ..........        118            20,881
                                                                      ------           -------
                Net cash provided by financing activities .......         88             7,864
                                                                      ------           -------

FOREIGN CURRENCY TRANSLATION ....................................        (33)               (8)

NET INCREASE IN CASH
                                                                     -------           -------
         AND SHORT-TERM INVESTMENTS .............................      3,193             6,909

CASH AND SHORT-TERM INVESTMENTS:
         Beginning of period ....................................      5,538             2,720
                                                                      ------           -------

         End of period ..........................................     $8,731           $ 9,629
                                                                      ======           =======


SEE ACCOMPANYING NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS.

                            PSC Inc. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               FOR THE THREE MONTHS ENDED March 31, 1996 and 1995
                (All amounts in thousands, except per share data)
                                   (Unaudited)

(1)   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      The accompanying consolidated financial statements have been prepared by the Company without audit. In the opinion of management, these financial statements include all adjustments necessary to present fairly the Company's financial position as of March 31, 1996, and the results of operations and its cash flows for the three months ended March 31, 1996 and 1995. The results of operations for the three months ended March 31, 1996 are not necessarily indicative of the results to be expected for the full year.

      Certain information and disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The accompanying financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 1995 annual report on Form 10-K.

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

      INVENTORIES

      Inventories are stated at the lower of cost (first-in, first-out method) or market. Elements of cost include materials, labor, and overhead and consist of the following:

                                       March 31, 1996     Dec. 31, 1995
                                       --------------     -------------
         Raw materials ...............     $  7,365         $  6,914
         Work-in-process .............        2,288            2,090
         Finished goods ..............        1,724            1,436
                                           --------         --------
                                           $ 11,377         $ 10,440
                                           ========         ========

 (2)  LONG-TERM DEBT

      Long-term debt consists of the following:

                                             March 31, 1996       Dec. 31, 1995
                                             --------------       -------------
         Capital lease obligations .......      $  534                $  553
         Other ...........................          67                    70
                                                ------                ------
                                                   601                   623
         Less:  current maturities .......         134                   131
                                                ------                ------
                                                $  467                $  492
                                                ======                ======

                            PSC Inc. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               FOR THE THREE MONTHS ENDED March 31, 1996 and 1995
                (All amounts in thousands, except per share data)
                                   (Unaudited)
(3)   SHAREHOLDERS' EQUITY

      During the three month period ended March 31, 1996, employees purchased approximately 13 shares at $7.86 per share under the provisions of the Company's Employee Stock Purchase Plan.

      Changes in the status of options under the Company's stock option plans are summarized as follows:

                                            January 1, 1996   January 1, 1995
                                                   to              to
                                             March 31, 1996   December 31, 1995
                                             --------------   -----------------
      Options outstanding at
        beginning of period ...............     2,138                2,299
      Options granted .....................       282                  105
      Options exercised ...................        (3)                (200)
      Options forfeited/canceled ..........       (10)                 (66)
                                                -----                -----
      Options outstanding at
        end of period .....................     2,407                2,138
                                                =====                =====

      Number of options at end of period:
         Exercisable ......................     1,627                1,575
         Available for grant ..............     1,365                1,637

      Average price of options:
        Outstanding at end of period ......     $8.35                $8.41
        Exercised .........................     $6.53                $6.52

Item 2:  Management's Discussion and Analysis of Financial Condition
                  and Results of Operations
General

The following discussion and analysis should be read in conjunction with the Consolidated Financial Statements and Notes to Consolidated Financial Statements of the Company's December 31, 1995 annual report on Form 10-K.

Results of Operations:

Net Sales. Consolidated net sales during the three months ended March 31, 1996 decreased $0.8 million or 3% compared with the same period in 1995. The decrease is primarily due to decreased sales volume of the Company's scan engines associated with the production delays of the new DI-1000 products. Geographically, domestic net sales decreased by 6% and international net sales increased by approximately 6%. International net sales represented approximately 22% of net sales in the first quarter of 1996 versus 20% of net sales in the first quarter of 1995.

Gross Profit. Consolidated gross profit during the three months ended March 31, 1996 decreased $1.3 million or 13% compared with the same period in 1995. As a percentage of sales, gross profit decreased from 47.2% to 42.6%. The decrease in gross profit percentage is primarily due to the decreased sales volume discussed above, lower average selling prices for its handheld products and scan engines and production start-up delays associated with its new DI-1000 products.

Engineering, Research and Development. Engineering, Research and Development (ER&D) expenses increased $695 or 64%, as compared to the same period in 1995. As a percentage of sales, ER&D was 8.3% in the first quarter of 1996 versus 4.9% in the first quarter of 1995. The dollar increases were primarily related to the Company's new product development for its handheld laser scanner products and its LazerData product line's fixed position scanners.

Selling, General and Administrative. Selling, General and Administrative (SG&A) expenses increased $0.5 million or 8%, as compared to the same period in 1995. As a percentage of sales, SG&A was 31.4% in 1996 and 28.0% in 1995. The increased dollar amount is primarily due to start-up costs associated with the Company's new South American subsidiary and increased marketing related expenses.

Acquisition Related Restructuring and Other Costs . During the 1994 fourth quarter, the Company recognized a one-time pre-tax restructuring charge of $3.0 million. The charge related to the integration of the Company's existing fixed position scanner product lines with those of LazerData, which was acquired in December 1994. The restructuring program in part, provided for employee severance and benefit costs for the elimination of approximately 12 manufacturing and engineering support positions. As of March 31, 1996, all positions targeted in the restructuring program have been eliminated. The amount of the restructuring accrual at March 31, 1996 was approximately $0.5 million. Restructuring actions are substantially complete as of March 31, 1996. There have been no re-allocations and/or re-estimates to date.

Provision for Income Taxes. Provision for income tax dollar amounts was down $0.9 million due to the reduction in pre-tax net income. The Company's effective tax rate was 37.0% in 1996, compared with 38.0% in 1995. The Company expects to record income tax expense at or about the combined federal and state statutory tax rate in 1996.

Liquidity and Capital Resources:

The Company utilizes a number of measures of liquidity, including the following:

                                                March 31, 1996    Dec. 31, 1995
                                                --------------    -------------
Cash (used in) provided by operations                ($82)         $ 2,897
Working capital                                   $20,709          $20,397
Long-term debt to capital
 (Long-term debt to long-term debt plus equity)      0.9%             0.9%


Cash provided by operations decreased $2.6 million versus the first quarter of 1995 primarily due to the decreased net income. Working capital increased $0.3 million from December 31, 1995 primarily due to a reduction in current liabilities ($1.0 million) offset by a smaller reduction in current assets ($0.6 million).

Property, plant and equipment expenditures totaled $0.5 million for the three months ended March 31, 1996 compared with $3.2 million for the three months ended March 31, 1995. The 1995 expenditures primarily related to the construction costs of the Company's headquarters, manufacturing and engineering facility.

The long-term debt to capital percentage was 0.9% at both March 31, 1996 and December 31, 1995.

At March 31, 1996, liquidity immediately available to the Company consisted of cash and short-term investments of approximately $8.7 million. In addition, the Company has a revolving loan agreement with Manufacturers and Traders Trust Company pursuant to which the bank has agreed to provide a line of credit totaling $20.0 million. The agreement expires in September 2000. As of March 31, 1996, the Company had no outstanding borrowings under this agreement. The Company believes that it has adequate liquidity for the next twelve months to meet its current and anticipated operating needs from the results of its operations, existing credit facilities and working capital. As part of its overall business strategy, the Company may from time to time evaluate other acquisition opportunities. The funding for these future transactions, if any, may require the Company to obtain additional sources of financing.

Part II:  OTHER INFORMATION

Item 1:   Legal Proceedings:

          On or about April 1, 1996, PSC filed suit in the United States District Court for the Western District of New York located in Rochester, New York, against Symbol Technologies, Inc. ("Symbol") for violation of the antitrust laws, unfair trade practices and for declaration of noninfringement and/or invalidity of about 32 Symbol patents. On or about the same effective date Symbol sued PSC for patent infringement in the United States District Court for the Southern District of New York in Manhattan, alleging infringement of about 19 patents, as well as suing PSC's customer, Data General. Symbol has also alleged breaches of the Symbol-PSC License Agreements of 1991 and 1995 and violation of a 1991 Consent Judgment. Symbol has also moved for a preliminary injunction in that proceeding on four patents. Presently before the Southern District Court is a motion by PSC to transfer the Southern District action to Rochester. There is no date set for a pre-motion conference as required under the Court's rules, as to Symbol's request to perfect filing of its preliminary injunction motion.

          Other legal proceedings incorporated by reference to Item 3 of the Annual Report on Form 10K for the fiscal period ended December 31, 1995.

Item 2:   Changes in Securities:  None

Item 3:   Defaults upon Senior Securities:  None

Item 4:   Submission of Matters to a Vote of Security Holders:  None

Item 5:   Other Information:  None

Item 6:   Exhibits and Reports on Form 8-K

            (a)  Exhibits:                                               Page
                 --------                                                ----

 10.1 Lease Agreement between Klute Corporation and PSC S.A., Inc. dated
      February 5, 1996......................................................13

 10.2 Restated PSC Inc. 401(k) Profit Sharing Plan as of January 1, 1995 ...36

 10.3 Restated PSC Inc. 401(k) Profit Sharing Plan as of October 1, 1995....56

    (b)  Reports on Form 8-K:  None

SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 PSC Inc.



DATE:     May 8, 1996    By:     /s/ L. Michael Hone
                                 -------------------
                                 L. Michael Hone, Chairman,
                                 Chief Executive Officer, and President





DATE:    May 8, 1996     By:     /s/ William J. Woodard
                                 -------------------------------
                                 William J. Woodard
                                 Vice President, Finance and Treasurer
                                 (Principal Financial Officer)





DATE:   May 8, 1996      By:     /s/ Scott D. Deverell
                                ----------------------
                                Scott D. Deverell
                                (Principal Accounting Officer)