Form 10-Q
period 1996-06-30
PSC INC
filed 1996-08-14
CIK 319379

1 of 21
===================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                                    FORM 10-Q


(Mark One)

           |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1996

                                       OR

          |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


                           Commission File No. 0-9919

                                    PSC INC.
             (Exact name of Registrant as Specified in Its Charter)


              New York                                        16-0969362
(State or other jurisdiction of                           (I.R.S. Employer
 incorporation or organization)                           Identification No.)


  675 Basket Road, Webster, New York                            14580
(Address of principal executive offices)                      (Zip Code)

                                 (716) 265-1600
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the 12 months preceding (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

As of August 9 , 1996  there were 11,060,265 shares of common stock outstanding.
===============================================================================

                            PSC Inc. AND SUBSIDIARIES

                                      INDEX

                                                          PAGE NUMBER
PART I  FINANCIAL INFORMATION

      Item 1 -Financial Statements

           Consolidated Balance Sheets as of
           June 30, 1996 (Unaudited) and
           December 31, 1995..................................3 - 4

           Consolidated Statements of Operations and
           Retained Earnings for the three
           and six months ended:
           June 30, 1996 (Unaudited) and
           June 30, 1995 (Unaudited) .........................5 - 6

           Consolidated Statements of Cash Flows
           for the six months ended:
           June 30, 1996 (Unaudited) and
           June 30, 1995 (Unaudited) .............................7

           Notes to Consolidated Financial
           Statements (Unaudited) ............................8 - 9

      Item 2 -Management's Discussion and Analysis of
           Financial Condition and Results of
           Operations ......................................10 - 11

PART II  OTHER INFORMATION

Item 1    -Legal Proceedings.....................................12

Item 2    -Changes in Securities.................................12

Item 3    -Defaults upon Senior Securities.......................12

Item 4    - Submission of Matters to a Vote of
            Security Holders ...............................12 - 13

Item 5    -Other Information.....................................13

Item 6    - Exhibits and Reports on Form 8-K.....................13

                         PART I - FINANCIAL INFORMATION

Item 1:    Financial Statements

                            PSC Inc. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                           (All amounts in thousands)

                                                             June 30     Dec. 31
                                                              1996         1995
                                                           (Unaudited)
                                                           -----------   -------
ASSETS

CURRENT ASSETS
     Cash and short-term investments   .................       8,782     $ 5,538
     Marketable securities .............................        --         4,204
     Accounts receivable, net of allowance
         for doubtful accounts of $280
       and $387, respectively ..........................      15,213      15,897
     Inventories .......................................      12,320      10,440
     Prepaid expenses and other ........................       2,633         623
                                                               -----         ---

TOTAL CURRENT ASSETS ...................................      38,948      36,702

PROPERTY, PLANT AND EQUIPMENT, net
     of accumulated depreciation of $5,499
     and $4,112, respectively ..........................      21,772      22,157

DEFERRED TAX ASSETS ....................................       1,410       1,506

INTANGIBLE AND OTHER ASSETS, net of accumulated
  amortization of $3,159 and $2,376 respectively .......      10,888      10,872
                                                              ------      ------

TOTAL ASSETS ...........................................     $73,018     $71,237
                                                             =======     =======

SEE ACCOMPANYING NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS.

                            PSC Inc. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                           (All amounts in thousands)
                                   (Continued)

                                                             June 30    Dec. 31
                                                              1996         1995
                                                           (Unaudited)

LIABILITIES AND SHAREHOLDERS' EQUITY


CURRENT LIABILITIES
       Current portion of long-term debt ...............       $141        $131
       Accounts payable ................................     10,478       8,397
       Accrued expenses ................................      5,843       6,202
       Accrued payroll and commissions .................        589       1,237
       Accrued acquisition related restructuring costs .        257         338
                                                                ---         ---

      TOTAL CURRENT LIABILITIES ........................     17,308      16,305


LONG-TERM DEBT, less current maturities ...............         454         492

OTHER LONG-TERM LIABILITIES ............................        609       1,113



SHAREHOLDERS' EQUITY
       Preferred Shares, par value $.01;
          10,000 authorized, none issued .................       --          --
       Common shares, par value $.01;
          40,000 authorized, 10,028 and 9,985
          shares issued and outstanding ................        100         100
       Additional paid-in capital ......................     46,578      45,881
       Retained earnings ...............................      8,194       7,548
       Cumulative translation adjustment ...............         12          35

       Less treasury stock, 39 shares
        repurchased, at cost ...........................       (237)       (237)
                                                               ----        ----

      TOTAL SHAREHOLDERS' EQUITY .......................     54,647      53,327
                                                             ------      ------

TOTAL LIABILITIES AND SHAREHOLDERS'
   EQUITY ..............................................   $ 73,018    $ 71,237
                                                           ========    ========

SEE ACCOMPANYING NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS.

                           PSC Inc. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF OPERATIONS AND RETAINED EARNINGS (All amounts in thousands, except per share data)
                                   (Unaudited)

                                                      Three Months Ended June 30
                                                            1996            1995
                                                            ----            ----

NET SALES ..............................................     $22,052     $21,315

COST OF SALES ..........................................      13,488      12,007
                                                             -------     -------
      Gross profit .....................................       8,564       9,308

OPERATING EXPENSES
      Engineering, research and development ............       1,611       1,131
      Selling, general and administrative ..............       6,726       5,689

           Income from operations ......................         227       2,488

INTEREST AND OTHER INCOME ..............................         108         286
                                                             -------     -------

           Income before provision for income taxes ....         335       2,774

INCOME TAX PROVISION ...................................         124       1,040
                                                             -------     -------

NET INCOME .............................................     $   211     $ 1,734
                                                             =======     =======

NET INCOME PER COMMON AND COMMON
        EQUIVALENT SHARE                                     $   .02     $   .16
                                                             =======     =======

WEIGHTED AVERAGE NUMBER OF
    COMMON AND COMMON EQUIVALENT
    SHARES OUTSTANDING:
      Common shares ....................................    9,981          9,786
      Common equivalent shares .........................      441            895
                                                              ---            ---
                                                           10,422         10,681
                                                           ======         ======

RETAINED EARNINGS:
      Retained earnings, beginning of period ...........  $ 7,983        $ 3,980
      Net income .......................................      211          1,734
                                                              ---          -----
      Retained earnings, end of period .................  $ 8,194        $ 5,714

SEE ACCOMPANYING NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS.

                            PSC Inc. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF OPERATIONS AND RETAINED EARNINGS
                (All amounts in thousands, except per share data)
                                   (Unaudited)

                                                                   Six Months
                                                                  Ended June 30
                                                                 1996      1995
                                                                 ----      ----

NET SALES ..................................................   $43,551   $43,577

COST OF SALES ..............................................    25,831    23,767
                                                               -------   -------
      Gross profit .........................................    17,720    19,810

OPERATING EXPENSES
      Engineering, research and development ................     3,391     2,217
      Selling, general and administrative ..................    13,472    11,912
                                                                ------    ------

           Income from operations ..........................       857     5,681

INTEREST AND OTHER INCOME ..................................       169       127
                                                               -------   -------

           Income before provision for income taxes ........     1,026     5,808

INCOME TAX PROVISION .......................................       380     2,193
                                                               -------   -------

NET INCOME .................................................   $   646   $ 3,615
                                                               =======   =======

NET INCOME PER COMMON AND COMMON
        EQUIVALENT SHARE ...................................   $   .06   $   .38
                                                               =======   =======

WEIGHTED AVERAGE NUMBER OF
    COMMON AND COMMON EQUIVALENT
    SHARES OUTSTANDING:

      Common shares ........................................     9,971     8,720
      Common equivalent shares .............................       441       895
                                                               -------   -------
                                                                10,412     9,615
                                                                ======     =====

RETAINED EARNINGS:
      Retained earnings, beginning of period ...............   $ 7,548    $2,099
      Net income ...........................................       646     3,615
                                                                   ---     -----
      Retained earnings, end of period .....................   $ 8,194    $5,714
                                                               =======    ======

SEE ACCOMPANYING NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS.

                            PSC INC. and SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (All amounts in thousands)
                                   (Unaudited)

                                                              Six Months Ended
                                                                   June 30
                                                               1996      1995
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income ..........................................      $   646    $ 3,615
    Adjustments  to  reconcile  net  income
    to net cash  provided  by (used in)
    operating activities:
      Depreciation and amortization ...................        2,170      1,261
      Loss/(Gain) on disposition of assets                        37       (161)
      Deferred tax assets .............................          128        144
      Decrease (increase) in assets:
        Accounts receivable ...........................          665     (1,764)
        Inventories ...................................       (1,880)    (3,766)
        Prepaid expenses and other ....................       (2,132)       258
      Increase (decrease) in liabilities:
        Accounts payable ..............................        2,081      2,369
        Accrued expenses ..............................         (523)        96
        Accrued payroll and commissions ...............         (648)      (400)
        Accrued acquisition related restructuring costs         (331)      (536)
                                                                ----       ----

         Net cash provided by
            operating activities ......................          213      1,116
                                                              --------    ------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures, net ......... .................         (967)    (4,641)
  Additions to intangible assets .... .................         (780)      (507)
  Proceeds from sale of investments . .................        4,167         --
                                                               -----      -----
       Net cash provided by (used in) investing activities     2,420     (5,148)
                                                               =====     ======

CASH FLOWS FROM FINANCING ACTIVITIES:
  Additions to long-term debt .........................         --        1,199
  Principal repayments of long-term debt ..............        ( 63)    (14,307)
  Exercise of stock options and sale of common stock ..         627      24,534
  Tax benefit from exercise or early disposition
      of certain stock options ........................          70         196
                                                                 --         ---
         Net cash provided by financing activities ....         634      11,622
                                                                ---      ------

FOREIGN CURRENCY TRANSLATION .........................          (23)         (8)

NET INCREASE  IN CASH
      AND SHORT-TERM INVESTMENTS .....................         3,244      7,582

CASH AND SHORT-TERM INVESTMENTS:
      Beginning of period ...........................          5,538      2,720
                                                             -------    -------

      End of period .................................        $ 8,782    $10,302
                                                             =======    =======


SEE ACCOMPANYING NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS.

                            PSC Inc. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                FOR THE THREE MONTHS ENDED June 30, 1996 and 1995
               (All amounts in thousands, except per share data)
                                   (Unaudited)

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    The accompanying consolidated financial statements have been prepared by the Company without audit. In the opinion of management, these financial statements include all adjustments necessary to present fairly the Company's financial position as of June 30, 1996, and the results of operations and its cash flows for the six months ended June 30, 1996 and 1995. The results of operations for the three months and six months ended June 30, 1996 are not necessarily indicative of the results to be expected for the full year.

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

    INVENTORIES

    Inventories are stated at the lower of cost (first-in, first-out method) or market. Elements of cost include materials, labor, and overhead and consist of the following:

                                  June 30,  Dec. 31,
                                     1996      1995
Raw materials .................   $ 8,247   $ 6,914
Work-in-process ...............     2,592     2,090
Finished goods ................     1,481     1,436
                                  -------   -------
                                  $12,320   $10,440
                                  =======   =======

 (2)  LONG-TERM DEBT

    Long-term debt consists of the following:

                                 June 30,   Dec. 31,
                                    1996       1995
Capital lease obligations .....  $   529    $   553
Other .........................       66         70
                                    ----       ----
                                     595        623
Less:  current maturities .....      141        131
                                    ----       ----
                                    $454       $492
                                    ====       ====

                            PSC Inc. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                FOR THE THREE MONTHS ENDED June 30, 1996 and 1995
               (All amounts in thousands, except per share data)
                                   (Unaudited)

(3) SHAREHOLDERS' EQUITY

    During the six month period ended June 30, 1996, employees purchased approximately 13 common shares at $7.86 per share under the provisions of the Company's Employee Stock Purchase Plan.

    Changes in the status of options under the Company's stock option plans are summarized as follows:

                              January 1, 1996  January 1, 1995
                                   to               to
                               June 30, 1996  December 31, 1995
                               -------------  -----------------
Options outstanding at
 beginning of period ..............    2,138     2,299
Options granted ...................      282       105
Options exercised .................      (69)     (200)
Options forfeited/canceled ........      (16)      (66)
                                      ------    ------
Options outstanding at
  end of period ...................    2,335     2,138
                                      ======    ======

Number of options at end of period:
   Exercisable ....................    1,649     1,575
   Available for grant ............    1,371     1,637

Average price of options:
 Outstanding at end of period .....    $8.36    $ 8.41
 Exercised ........................   $ 7.68    $ 6.52


(4)  SUBSEQUENT EVENT

     On July 12, 1996, the Company completed its purchase agreement with Spectra-Physics AB of Sweden to acquire its Data Capture Group which includes Spectra-Physics Scanning Systems, Inc., TXCOM S.A. and related businesses ("Spectra"). Spectra, which is headquartered in Eugene, Oregon, is the world's leading manufacturer of countertop and in-counter fixed position bar code scanners for retail point-of-sale applications. The purchase price was approximately $140 million. The purchase was funded by $125 million in cash, $10 million in PSC Common Shares, and $5 million subordinated Installment Promissory Note. The $125 million cash portion was funded by a combination of the Company's cash and Senior Debt ($92.5 million) and Subordinated Debt ($30 million). The acquisition will be accounted for as a purchase. The Company currently estimates that it will allocate approximately $60 million of the purchase price to acquired in-process research and development as required by generally accepted accounting principles, resulting in a one-time charge to the Company's earnings in the third quarter.

Item 2:  Management's Discussion and Analysis of Financial
Condition
           and Results of Operations
General

The following discussion and analysis should be read in conjunction with the Consolidated Financial Statements and Notes to Consolidated Financial Statements of the Company's December 31, 1995 annual report on Form 10-K.

Results of Operation:  Three Months Ended June 30, 1996 and 1995
- - ----------------------------------------------------------------

Net Sales. Consolidated net sales during the three months ended June 30, 1996 increased $0.7 million or 3% compared with the same period in 1995. The increase is primarily due to increased sales volume of cased handheld scanners, particularly QuickScan products, offset by a decrease in sales volume of the Company's scan engines and decreased sales of the LazerData product line's fixed position scanners. Geographically, domestic net sales increased by 3% and international net sales increased by approximately 5%. International net sales represented approximately 22% of net sales in the second quarter of 1996 and 1995.

Gross Profit. Consolidated gross profit during the three months ended June 30, 1996 decreased $0.7 million or 8% compared with the same period in 1995. As a percentage of sales, gross profit decreased from 43.7% to 38.8%. The decrease in gross profit percentage is primarily due to lower average selling prices for certain of its products and production start-up costs associated with its new DI-1000 products.

Engineering, Research and Development. Engineering, Research and Development (ER&D) expenses increased $480 or 42%, as compared to the same period in 1995. As a percentage of sales, ER&D was 7.3% in the second quarter of 1996 versus 5.3% in the second quarter of 1995. The dollar increases were primarily related to the Company's new product development for its handheld laser scanner products and its LazerData product line's fixed position scanners.

Selling, General and Administrative. Selling, General and Administrative (SG&A) expenses increased $1.0 million or 18%, as compared to the same period in 1995. As a percentage of sales, SG&A was 30.5% in 1996 and 26.7% in 1995. The increased dollar amount is primarily due to start-up costs associated with the Company's new South American subsidiary and increased patent related expenses. The increase in patent related expenses is due to an increase in litigation expenses related to its patent infringement lawsuit with Symbol Technologies, Inc. See Legal Proceedings for further discussion of the lawsuit.

Acquisition Related Restructuring and Other Costs. During the 1994 fourth quarter, the Company recognized a one-time pre-tax restructuring charge of $3.0 million. The charge related to the integration of the Company's existing fixed position scanner product lines with those of LazerData, which was acquired in December 1994. The restructuring program in part, provided for employee severance and benefit costs for the elimination of approximately 12 manufacturing and engineering support positions. As of June 30, 1996, all positions targeted in the restructuring program have been eliminated. The amount of the restructuring accrual at June 30, 1996 was approximately $0.5 million. Restructuring actions are substantially complete as of June 30, 1996. There have been no re-allocations and/or re-estimates to date.

Provision for Income Taxes. Provision for income tax dollar amounts was down $0.9 million due to the reduction in pre-tax net income. The Company's effective tax rate was 37.0% in 1996, compared with 37.5% in 1995. The Company expects to record income tax expense at or about the combined federal and state statutory tax rate in 1996.

Results of Operation:  Six Months Ended June 30, 1996 and 1995
- - --------------------------------------------------------------

Net Sales. Consolidated net sales during the six months ended June 30, 1996 were flat compared with the same period in 1995. Geographically, domestic net sales decreased by 2% and international net sales increased by approximately 6%. International net sales represented approximately 22% of net sales in the first six months of 1996 versus 21% of net sales in the first six months of 1995.

Gross Profit. Consolidated gross profit during the six months ended June 30, 1996 decreased $2.1 million or 11% compared with the same period in 1995. As a percentage of sales, gross profit decreased from 45.5% to 40.7%. The decrease in gross profit percentage is primarily due to lower average selling prices for certain of its products and production start-up costs associated with its new DI-1000 products.

Engineering, Research and Development. Engineering, Research and Development (ER&D) expenses increased $1.2 million or 53%, as compared to the same period in 1995. As a percentage of sales, ER&D was 7.8% in the first six months of 1996 versus 5.1% in the first six months of 1995. The dollar increases were primarily related to the Company's new product development for its handheld laser scanner products and its LazerData product line's fixed position scanners.

Selling, General and Administrative. Selling, General and Administrative (SG&A) expenses increased $1.6 million or 13%, as compared to the same period in 1995. As a percentage of sales, SG&A was 30.9% in 1996 and 27.3% in 1995. The increased dollar amount is primarily due to start-up costs associated with the Company's new South American subsidiary and increased patent related expenses. The increase in patent related expenses is due to an increase in litigation expenses related to its patent infringement lawsuit with Symbol Technologies, Inc. See Legal Proceedings for further discussion of the lawsuit.

Provision for Income Taxes. Provision for income tax dollar amounts was down $1.8 million due to the reduction in pre-tax net income. The Company's effective tax rate was 37.0% in 1996, compared with 37.8% in 1995. The Company expects to record income tax expense at or about the combined federal and state statutory tax rate in 1996.

Liquidity and Capital Resources:

The Company utilizes a number of measures of liquidity, including the following:

                                                  June 30,          December 31,
                                                     1996                1995
                                                     ----                ----
Cash provided by operations ...................   $   213           $   2,897
Working capital ...............................   $21,640           $  20,397
Long-term debt to capital
 (Long-term debt to long-term debt plus equity)       0.8%                0.9%


Cash provided by operations decreased $2.7 million versus the second quarter of 1995 primarily due to the decreased net income. Working capital increased $1.2 million from December 31, 1995 primarily due to an increase in inventories, prepaids and other current assets offset by a smaller increase in current liabilities.

Property, plant and equipment expenditures totaled $1.0 million for the six months ended June 30, 1996 compared with $4.6 million for the six months ended June 30, 1995. The 1995 expenditures primarily related to the construction costs of the Company's headquarters, manufacturing and engineering facility.

The long-term debt to capital percentage was 0.8% at June 30, 1996 versus 0.9% at December 31, 1995.

At June 30, 1996, liquidity immediately available to the Company consisted of cash and short-term investments of approximately $8.8 million. In addition, the Company had a revolving loan agreement with Manufacturers and Traders Trust Company pursuant to which the bank had agreed to provide a line of credit totaling $20.0 million. As of June 30, 1996, the Company had no outstanding borrowings under this agreement.

On July 12, 1996, in connection with the acquisition of Spectra, the Company terminated its existing revolving credit facility and simultaneously replaced it with new credit facilities. The new facilities provide credit totaling $130 million. They consist of senior term loans of $80 million, a senior revolving credit facility of $20 million and a subordinated term loan of $30 million. The Company borrowed and has outstanding $122.5 million on these facilities.

Part II:  OTHER INFORMATION

Item 1:   Legal Proceedings:

          Legal proceedings incorporated by reference to Item 1 of Part II of the registrant's quarterly report on Form 10-Q for the quarter ended March 31, 1996.

          On May 31, 1996, PSC filed an amended complaint adding claims under the federal antitrust laws and seeking declaratory relief under additional Symbol patents. The amended complaint alleges five federal antitrust law claims and several claims for unfair trade practices under federal and state law. In addition, the amended pleading seeks declarations of non-infringement and/or invalidity with respect to 37 Symbol patents.

          Symbol has answered certain claims in the amended complaint, generally denying liability, and has moved to dismiss from the amended complaint claims for declaratory relief that relate to certain Symbol patents. Symbol also has moved to sever and stay proceedings with respect to all of PSC's antitrust and unfair competition claims. A hearing date for both the motion to dismiss claims relating to certain Symbol patents and to sever and stay is scheduled for September 4, 1996.

          On June 19, 1996, the United States District Court for the Southern District of New York granted PSC's motion and transferred Symbol's suit in that district to the Western District. Symbol's action, which alleges infringement of 19 Symbol patents by PSC and PSC's customer Data General Corporation, and alleges breach of contract against PSC, has since been consolidated with PSC's pending action against Symbol, with the effect that the cases will be conducted together through discovery and trial. PSC has moved to dismiss Symbol's claims for breach of contract. A hearing on PSC's motion is scheduled for September 4, 1996.

          Other legal proceedings incorporated by reference to Item 3 of the Annual Report on Form 10K for the fiscal period ended December 31, 1995.

Item 2:   Changes in Securities:  None

Item 3:   Defaults upon Senior Securities:  None

Item 4:   Submission of Matters to a Vote of Security Holders:

      (a)  The Annual Meeting of Shareholders was held on April 30, 1996.

      (b) The names of the directors elected at the Annual Meeting for a three year term are as follows:

           Jay M. Eastman
           James W. Henry
           Thomas J. Morgan

           The name of each other director whose term of office as a director continued after the Annual Meeting is as follows:

           Robert S. Ehrlich
           Donald K. Hess
           L. Michael Hone
           James O'Shea
           Jack E. Rosenfeld
           Justin L. Vigdor

      (c) (i)   At the Annual Meeting, the tabulation of votes with respect to each nominee for director was as follows:

      Nominee             Votes FOR      Authority Withheld
      -------             ----------     ------------------
      Jay M. Eastman      9,017,590              395,111
      James W. Henry      9,016,316              396,385
      Thomas J. Morgan    9,004,184              408,517

     (ii) At the Annual Meeting, the shareholders voted upon two other matters. The description of each other matter voted upon and the tabulation of votes with respect to each such matter are as follows:

                                           Votes         Votes         Votes
                                            FOR         AGAINST     ABSTAINING
                                           ------      ---------    -----------

      (a)  Proposal to amend the
      Certificate of Incorporation
      to increase the number of
      authorized Common Shares ..........  8,673,178     698,120       41,403

      (b)  Proposal to amend the
      Certificate of Incorporation
      to authorize a new class of
      Series B Preferred Shares .........  5,026,191   1,199,104       60,725

Item 5:   Other Information:  None

Item 6:   Exhibits and Reports on Form 8-K

             (a)  Exhibits:  Certificate of Amendment..................15-21

             (b)  Reports on Form 8-K:

             Report on Form 8-K, dated May 20, 1996.

SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                PSC Inc.



DATE:      August 9, 1996            By:  /s/ L. Michael Hone
                                     L. Michael Hone, Chairman,
                                     Chief Executive Officer, and
                                     President





DATE:      August 9, 1996           By: /s/ William J. Woodard
                                    William J. Woodard
                                    Vice President, Finance and
                                    Treasurer
                                    (Principal Financial Officer)





DATE:      August 9, 1996           By: /s/ Scott D. Deverell
                                    Scott D. Deverell
                                    (Principal Accounting Officer)