Form 10-K
period 1996-12-31
PSC INC
filed 1997-03-28
CIK 319379

FORM 10-K

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                                   (Mark One)

[X] Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

     For the fiscal year ended December 31, 1996 or

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

    For the transition period from       to____

Commission file number  0-9919

PSC Inc.
----------------------------------------------------
Exact name of registrant as specified in its charter

New York                                                              16-0969362
--------------------------------------------------------------------------------
State or other jurisdiction of                               IRS Employer ID No.
incorporation or organization

675 Basket Road, Webster, New York                                         14580
--------------------------------------------------------------------------------
Address of principal executive offices                                  zip code

Registrant's telephone number, including area code:  716-265-1600

           Securities registered pursuant to Section 12(b)of the Act:
           ----------------------------------------------------------
                                      None

           Securities registered pursuant to Section 12(g)of the Act:
           ----------------------------------------------------------
                          Common Stock, $.01 par value
                          ----------------------------
                                (Title of Class)

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

As of March 24, 1997 the aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $66,828,938 (Assumes officers, directors and any shareholder holding 5% of the outstanding shares are affiliates.)

As of March 24, 1997, there were outstanding 11,178,725 shares of Common Stock.

Documents incorporated by reference:
         Portions of PSC Inc.'s Proxy Statement for the Annual Meeting of Shareholders to be held on May 6, 1997 are incorporated into Part III of this Form 10-K.

                                TABLE OF CONTENTS

                                     PART I                           PAGE
Item   1:  Business.................................................    4
Item   2:  Properties...............................................   17
Item   3:  Legal Proceedings........................................   18
Item   4:  Submission of Matters to a Vote of Security Holders......   18
              Executive Officers of Registrant......................   19

                                     PART II

Item   5:  Market for Registrant's Common Equity and Related
              Security Holder Matters...............................   22
Item   6:  Selected Financial Data..................................   23
Item   7:  Management's Discussion and Analysis of Financial
              Condition and Results of Operations...................   24
Item   8:  Financial Statements and Supplementary Data..............   28
Item   9:  Changes in and Disagreements with Accountants
              on Accounting and Financial Disclosure................   28

                                    PART III

Item  10:  Directors and Executive Officers of the Registrant.......   28
Item  11:  Executive Compensation...................................   28
Item  12:  Security Ownership of Certain Beneficial Owners and
              Management............................................   28
Item  13:  Certain Relationships and Related Transactions...........   28

                                     PART IV

Item  14:  Exhibits, Financial Statement Schedules and Reports
              on Form 8-K...........................................   29

                                     PART I

                                ITEM 1: BUSINESS

COMPANY OVERVIEW

         PSC  Inc.,   together   with  its   subsidiaries,   (the  Company)  was
incorporated in the State of New York in 1969. The Company manufactures the world's broadest line of laser based handheld and fixed position bar code readers, verifiers and integrated sortation and point-of-sale (POS) scanning systems for the worldwide Automatic Identification and Data Capture (AIDC) market. The Company's products serve as the "front end" of terminals or host computers and are used to identify, capture, process and transmit data. The Company has developed products for AIDC at every stage of the product supply chain from raw material, manufacturing and warehousing, to logistics, transportation, inventory management and POS. The Company's products are used throughout the world in food and general retail, healthcare, government and other industries.

         The Company has positioned itself within the AIDC industry by selling both domestically and internationally. International sales accounted for approximately 38% of the Company's 1996 total sales. The Company has a diversified customer base composed of original equipment manufacturers (OEMs), third-party resellers and end users. The Company's distribution relationships have enabled it to introduce its products (generally under non-PSC labels) to new vertical markets, and have fostered the development of strategic relationships with leading AIDC participants and end users. The Company operates within one industry segment:
automatic identification and data capture.

         The Company's corporate headquarters are located in the Rochester, New York suburb of Webster. The Company designs, manufactures, sells, distributes and services its products from world-class manufacturing facilities in Webster, New York and Eugene, Oregon. The Company has sales and service operations in the Americas, Europe, Asia and Australia.

RECENT DEVELOPMENT

         On July 12, 1996, the Company completed its purchase agreement with Spectra-Physics AB of Sweden to acquire Spectra-Physics Scanning Systems Inc., TxCOM S.A. and related businesses (Spectra). Spectra, which is headquartered in Eugene, Oregon, is one of the world's leading manufacturers of countertop and in-counter fixed position bar code scanners for retail point-of-sale applications. The purchase price was approximately $140 million. The purchase was funded by $125 million cash, $10 million in PSC common shares and a $5 million subordinated promissory note. The $125 million cash portion was funded by a combination of the Company's cash, senior debt ($92.5 million) and subordinated debt ($30 million). The acquisition was accounted for as a purchase and is included in the 1996 Consolidated Financial Statements since the date of acquisition. The Company allocated $60.1 million of the purchase price to acquired in-process research and development as required by generally accepted accounting principles, resulting in a one-time charge to the Company's earnings in the third quarter. In connection with the acquisition, the Company recorded a pretax charge of $10.0 million for the costs of restructuring its existing operations with those of Spectra. The acquisition related restructuring and other costs reduced 1996 income before income taxes, net income and net income per share by $70.1 million, $44.2 million and $4.21, respectively.

MARKETS

         The Company currently focuses on retail and commercial and industrial applications for the AIDC market.

Retail

         The retail segment consists of many applications of bar code scanning devices used to track the flow of goods, equipment, employees and customers throughout the retail environment. The most traditional and identifiable application of bar code scanners and scanning systems is in front end checkout applications, such as in grocery stores, in which an employee uses a stationary or handheld scanner to read product identifiers encoded in a bar code. The retail segment has, however, expanded beyond this base with regard to both the types of retail stores employing scanners and scanning systems, and the uses to which these stores put the scanners and scanning systems. Discount, drug, do-it-yourself, convenience, department and specialty retail stores now use scanners in such diverse ways as price verification, shelf stocking, inventory tracking and replenishment, receiving, coupon redemption, promotion/merchandising and frequent shopper programs.

         The Company is currently active in most retail applications and sells its countertop and in-counter bar code scanners to customers in most retail segments. In addition, the Company has begun to target systems-oriented and segment-specific products. One such product currently being marketed by the Company is U-Scan Express(TM), an automated grocery store self-checkout system developed and licensed to the Company by Optimal Robotics Corporation. U-Scan Express(TM), which is currently being pilot tested by several major retailers, is designed to permit supermarket customers to scan, bag and pay for purchases with little or no assistance from store personnel.

Commercial and Industrial

         The commercial and industrial segment is comprised of commercial, manufacturing, warehousing and distribution applications of bar code systems within retail, service, manufacturing, logistics, healthcare and transportation businesses and organizations. These industries have adopted bar code standards and installed bar code systems in order to increase productivity and increase the reliability of data transactions. Automated data collection and communication is now used, for example, to track insurance forms and financial documents, record quality levels of manufactured items, sort parcels, mail and airline baggage, prepare shipping manifests and catalog blood and plasma inventories. Automatic dimensioning of cartons allows shippers to maximize loads and more accurately invoice shipping costs. The Company is currently active in several of these applications across a variety of market segments.

COMPANY PRODUCTS AND SERVICES

         The Company offers a wide range of laser based bar code scanning products such as scan engines, handheld, countertop, in-counter and fixed position scanners for use by business, industry and government in multiple application areas. In addition, the Company markets a full line of accessories, software and supplies to support its products. This line includes such items as cables, stands, printers, mounts, electronic article surveillance antennas, AC power supplies, product documentation and software configurations, carrying cases, batteries and battery chargers. An early entrant in the AIDC industry, the Company is committed to ongoing innovation in product design, manufacturing, product performance and customer satisfaction.

         The Company's products include:

Fixed Position Scanners:  Retail

360 Degree Scanner and Scanner/Scale (Magellan(R)). The Company sells the Magellan(R), the industry's first 360 degree scanner and scanner/scale and the Company's highest performing in-counter scanner. Magellan(R) is capable of simultaneously reading the bottom and all four sides of grocery store items, a full 360 degrees, thereby increasing productivity and improving ergonomics by reducing the need for checkers to twist, turn or lift items for scanning. Magellan(R) is available with an integrated, 30 pound capacity scale which allows retailers to combine the scanner and scale functions into a single unit. Both the scanner and scanner/scale are designed for easy installation into new and existing checkstands. An integrated electronic article surveillance deactivation antenna is also available for use in deactivating RF-based security tags. Magellan(R) autodiscriminates UPC/EAN and up to three industrial bar codes, and is available with advanced Edge(TM) decoding software that enables the scanner to read torn and disfigured labels. Magellan(R) also reads UPC/EAN and Code 128 supplemental codes, such as those found on books, periodicals and coupons.

High Performance Horizontal Scanner (HS1250). The Company sells the HS1250, a compact, high performance horizontal scanner for grocery, drug, discount and home improvement store applications. The HS1250 reads UPC/EAN and industrial bar codes and features advanced Edge(TM) decoding software. It is also available with an integrated electronic article surveillance antenna for use in deactivating RF based security tags. The scanner includes an integrated mount to simplify installation. A sleep mode, which turns off the motor and laser after periods of inactivity, reduces power consumption and prolongs the life of the scanner.

High Performance Vertical Scanners (VS1000 and VS1200). The Company sells the VS1000 and VS1200 compact vertical scanners which include scan geometry optimized for vertical scanning applications in limited space areas such as pharmacies, variety and convenience stores. These products permit bar codes to be read whether the handler is presenting the bar code to the scanner or sweeping the bar code across the scanner in a continuous movement. The VS1000 autodiscriminates up to four bar code types and reads UPC/EAN and industrial bar codes. The VS1200, in addition to the above features, also incorporates the Company's advanced Edge(TM) decoding software. The VS1200 is well suited for performance demanding applications in supermarkets and hypermarkets. Both the VS1000 and VS1200 are available with an optional integrated electronic article surveillance antenna for use in deactivating RF-based security tags.

Compact Scanners (SP*ACE(TM) and PS1500). SP*ACE(TM) is the Company's smallest fixed position scanner. Because of its compact size and multi-position scan head, the SP*ACE(TM) scanner adapts easily to a variety of retail and industrial countertop or wall-mounted applications where space and/or routing opportunities are limited. SP*ACE(TM) reads bar codes up to eight inches away and autodiscriminates between up to four different bar code types.


The PS1500, introduced in 1995, is a high performance, omni-directional, bar code projection scanner ideal for retail point-of-sale and small item material handling applications. Its small footprint and well defined field of view make it ideal for environments with limited counter space. The PS1500 is typically used for hands free scanning. Items can be swept quickly past the reader without concern for the orientation of the bar code label. To read bar codes on larger items, the PS1500 can be manually removed from its stand and repositioned.

Retail Automation Systems

         The Company is currently marketing the U-Scan Express(TM) system, a stand-alone self-checkout system, to supermarkets in the U.S. Designed and licensed to the Company by Optimal Robotics Corporation, a Montreal based company, the system is targeted for supermarket express lanes and incorporates scanning, interactive video, security system and money tendering (cash, credit or debit) into a complete stand-alone unit. The U-Scan Express(TM) is designed to permit customers to scan, bag and pay for their own purchases with little or no assistance from store personnel, thereby speeding checkout and improving store productivity. To date, the U-Scan Express(TM) system has been installed in a number of stores and discussions are underway for future installations with several large food and non-food retailers.

Handheld Scanners

Light Industrial/Commercial Scanners (5300 HP). The Company's high performance 5300 HP handheld scanners are based on its 5301 scan engine platform. The 5300 HP series was designed for the light industrial, commercial and special retail environments where performance is critical. These high performance scanners provide snappy scanning of "real world" bar code labels. Depending on the size and quality of bar codes, one model in the Series can read bar codes having bars or spaces with a dimension as narrow as 2 millimeters (.002 inches). A 2 millimeter dimension bar code is common on small jewelry items or on the side of a printed circuit board which can then be tracked through a manufacturing process. A higher powered laser in the 5300 HP series permits bar code reading in bright sunlight, thereby allowing the operator to read through a windshield for vehicle identification or through a glass showcase to read price tags.

Ruggedized Industrial Scanners (5300 IP). Like the 5300 HP, the Company's high performance 5300 IP handheld scanners are based on its 5301 scan engine platform. The 5300 IP series scanners were designed for extreme durability and performance for jobs in demanding environments. They are ideal for use in warehouses, distribution centers, automotive plants, utilities, in cold storage warehouses and at chemical plants. They can withstand rugged conditions such as multiple six-foot drops to concrete and temperatures as low as -22oF (-30oC) as are encountered in walk-in freezers. The IP products can be manufactured and certified intrinsically safe for use under hazardous conditions such as explosive environments found in coal mines or in volatile chemical environments.

5300 series scanners are designed with an open slot in the scanner handle that accommodates circuit boards with additional capabilities such as decode, interface and optional memory, thus enabling the Company to offer custom-manufactured scanners that OEMs then sell under their private labels. The Company's lifetime warranty on the scanning mechanism in each model of the 5300 series reflects the Company's confidence in the quality of these products.

Retail, POS Service and Commercial Scanners (Quick Scan and SP400). The QUICK SCAN(TM) is a full feature, full function, full performance scanner incorporating the Company's smaller scan engine platforms. The QUICK SCAN GP(TM) provides general performance scanning in lower volume POS, point-of-service and commercial applications with consistent bar code placement and location. The QUICK SCAN HP(TM) addresses the scanning requirements for higher volume retail and commercial applications where handling mixed and inconsistently marked items requires greater depth-of-field and enhanced scanning performance. The QUICK SCAN EP(TM) provides extended performance and longer range scanning applications up to five feet. In 1996, the QUICK SCAN(TM) 6000 was introduced. This model was designed specifically for the retail POS and features an unprecedented combination: the superior performance and rugged design of a high end POS scanner, priced affordably. Its advanced ergonomic design was developed with operator comfort in mind -- a critical factor that ensures prolonged operator productivity. The QUICK SCAN(TM) family is positioned as an affordable scanning alternative for the retail POS market and other price sensitive markets such as those in Europe and Latin America. The size and shape of QUICK SCAN(TM) makes it comfortable to hold independent of handedness and hand size.

The SP400 offers higher performance levels by combining a visible laser diode light source, patented signal processing technology, long depth-of-field and wide angle reading. The SP400 family includes a variety of models for retail and industrial applications.

Specialty Handheld Scanners (538X Series). These specialty scanners offer custom form factors and optics for unique applications. Included in this line are the 5380 Back-of-the-Hand Scanner, the 5381 Palm Top Scanner and the 5387 SCANDLE(TM).

The 5380  Back-of-the-Hand  Scanner  has a small  profile  and weighs only three ounces, making it particularly suitable for "picking" applications in distribution centers and other hands-free operations. This scanner, which allows for hands-free scanning, attaches to a comfortable glove that can be worn on either hand and can be actuated manually with a trigger or automatically by PSC's Autosense(R) feature. Hands-free scanning allows an operator to use both hands to select items from shelves or racks and transmit data regarding those items to a data terminal.

The 5381 Palm Top Scanner, compactly designed and weighing 4.8 ounces, is about the size of a TV remote control. It can be used in either hand and can be slipped into a shirt pocket or attached to clothing with a Velcro(R) patch when not in use. The 5381 is the appropriate choice for POS and industrial applications where size, weight and accessibility are key factors. Top and side triggers have been provided to allow for ease of scanning either vertical or horizontal bar codes by left or right handed operators.

The 5387 SCANDLE(TM) has the approximate size, weight and shape of a telephone handset. When snapped into place on a small portable computer, such as those carried by telephone line workers, it functions as the computer's carrying handle.

Fixed Position Scanners:  Commercial and Industrial

Miniature Scanners. The 9000 scanner is a compact, versatile, industrial line scanner intended primarily for high-speed automated sorting or identification in the demanding environments of the manufacturing and material handling markets. Through the use of advanced digital signal processors, this scanner can provide scan rates of between 200 and 1500 scans per second. Both the scan engine and the decoder may be contained in a single unit. Because the scanner can be programmed either locally or from the host computer, it provides the user with maximum flexibility.

High-End Line Scanners. The series 8000 and 8000LX provide a line of high-powered, high-speed, adjustable rastering line scanners for demanding applications, such as airline baggage handling, overnight package delivery sortation and other high-speed sortation. It can read bar code labels moving at speeds of up to 400 feet per minute. Features include auto-focusing and TIME SLICE DECODING(TM) (TSD) which allows the scanner to read only a small portion of a code on each of several successive scans and reconstruct the entire bar code. By multiplexing (interconnecting two or more of these scanners having varying scanning ranges), a system can be configured to simultaneously read and track bar codes as they move past the scanners at different distances.

Omnidirectional Scanners. The model 990 SURESCAN (R) is a high-speed modular, omnidirectional scanner for use in large volume distribution centers. It may be equipped with TSD software to read randomly oriented bar codes as, for example, labels on packages tumbling down a chute at speeds up to 540 feet per minute at a distance of 30 inches. The model 990 can also be configured with up to four multiplexed scanners.

Specialty Scanners. The model 3800 tube scanner, designed primarily for industries such as the textile and fiber industries, employs a unique scan pattern that permits the scanning of a bar code on the inside circumference of a cylinder without having to stop or spin the cylinder. The series 7000 AVI is designed for automatic vehicle identification. It reads special reflective labels on vehicles passing within six feet of the scanner. With a weatherproof housing, it is designed for such uses as toll booths, garages, freightyards and railyards.

Carton Dimensioning System. The SureCube(TM) is an automated carton dimensioning system which measures the volume of cartons over conveyors or in-motion scales for material handling systems. The system can be supplied with a bar code scanner for identifying and dimensioning or integrated with an in-motion scale to provide a completely automated system for identifying, sizing, weighing and sorting of cartons. It captures the carton data regardless of the location, orientation or angle of the carton. This is especially useful in large warehouses, package delivery services and other shipping companies.

Scan Engines

         The Company's scan engines are self-contained bar code reading components which OEMs build into a variety of products. The Company's scan engines incorporate all of the electronic, optical and mechanical components required for laser scanning in a single package which can be easily integrated. The various models manufactured by the Company are based on either its 5301 "large" platform, the smaller 5303 version or the miniaturized Minuet(TM) DI-1000(TM) family. Introduced in 1991, the 5301 platform is about the size of a deck of playing cards and occupies a volume of 10 cubic inches. In response to industry demands for a smaller scanning platform, in 1993, the Company introduced the 5303 scan engine which is about half the footprint of the 5301 and occupies 3.5 cubic inches. In 1995, the Company introduced an even smaller scan engine, the Minuet(TM) DI-1000(TM) DIRECT ILLUMINATION(TM) bar code engine. This miniature engine has a volume of only 1.2 cubic inches. In a DIRECT ILLUMINATION(TM) bar code engine system, there are no reflective optics; the laser is mechanically swept to directly illuminate the bar code. The Minuet(TM) DI-1000(TM) can significantly enhance bar code reading performance in a variety of OEM products such as portable data collection devices; laptop, handheld and palmtop computers; diagnostic and test equipment; and ticket issuing machines.

Quick Check(TM) Verifiers

         The Company's line of Quick Check(TM) verifiers is designed to ensure that the customer is producing, using and receiving quality bar code symbols. Quick Check(TM) verifiers can display a simple pass/fail report or provide a detailed quality analysis. These verifiers are sold as handheld, desktop, PC based or printer/labeler mounted on-line models. They analyze bar codes for traditional print quality such as wide to narrow ratio, print contrast, bar growth or loss, dimensions and formats, or analyze based upon quality parameters found in the American National Standards Institute (ANSI) and European Committee for Standardisation (CEN) guidelines such as edge determination, reflectance minimum, symbol contrast, modulation, decodability and edge contrast minimum. When mounted on-line, the Quick Check(TM) verifier results can automatically control the user's system and cause it to pause, reprint, shutdown or activate an alarm. All Quick Check(TM) verifiers are designed and manufactured to meet national, international and industry specified standards (such as those created by the Uniform Code Council and the Automatic Identification Manufacturers, Inc.) and provide traceability to the National Institute of Standards and Technology (NIST) for compliance to ISO 9000 and QS 9000 requirements.

SALES AND MARKETING

         The Company sells its products domestically and internationally through a diversified customer base composed of OEMs, third party resellers and end users. International sales increased from approximately $11.2 million, or 19% of net sales, in 1994 to approximately $55.2 million, or 38% of net sales, in 1996. Management believes that the international markets for bar code products are less developed and intends to broaden its international sales and provide additional sales and marketing support to its international operations.

         The Company's OEM customers and third party resellers serve various vertical markets and submarkets and a wide variety of end users. They introduce the Company's products to their end users through their established sales and distribution networks, thus sparing the Company the expense of supporting a large in-house sales force. By forming strategic relationships with major OEM customers, the Company has been able to conduct joint development and design customer-specific products and applications and thereby further expand its market presence and broaden its distribution network.

         In addition to its sales and marketing staff in Webster, New York and Eugene, Oregon, the Company has regional sales representatives in the United States and sales offices throughout Europe and the Asia/Pacific area that provide sales, service and support to the Company's domestic and international customers.

         Foreign sales of the Company's products are subject to the normal risks of foreign operations, such as currency fluctuations, protective tariffs, export/import controls and transportation delays and interruptions. Because the Company's products are manufactured in the United States, the Company's sales and results of operations could be affected by fluctuations in the value of the U.S. dollar.

         The Company's marketing operations include product management, market management, new business development and marketing communications. Marketing personnel identify new business opportunities, develop business plans, identify new product and market requirements, manage product positioning/introduction and provide tactical sales support activities. They interact regularly with external parties such as OEMs, VARs, distributors, systems integrators and end users, technical partners and standards committees. The marketing personnel also, in conjunction with outside vendors, conduct customer surveys and coordinate advertising and public relations. This group creates advertising, brochures and documentation, manages trade show exhibits and places articles highlighting applications of the Company's products in trade and industry publications.

CUSTOMER SUPPORT AND SERVICE

         The Company is dedicated to providing consistently high customer service on a national and international basis. The Company maintains a highly responsive customer support and service organization that bridges the Company's marketing, engineering and manufacturing functions. The customer support and service personnel receive extensive training in all of the Company's products and assist customers with ordering, product scheduling, coordinating service repairs,  procuring  replacement  parts  and  managing  warranties  and  service contracts. The Company's Eugene, Oregon customer service and support organization has met ISO 9000 quality registration levels. In 1995, the Company was recognized for customer commitment by the New York State Governor's Excelsior Awards Program. The Company received an Excelsior Exemplary Practices Citation for Customer Satisfaction.

CUSTOMERS

         The Company sells its products to OEMs, VARs, distributors, systems integrators and end users. During 1996, no individual customer accounted for greater than 10% of net sales. During 1995 and 1994, Telxon Corporation accounted for 17% and 22%, respectively. During 1994, Intermec, a division of Western Atlas, accounted for 10% of net sales. No other customers were responsible for greater than 10% of net sales in 1996, 1995 or 1994. The Company's arrangements with major customers are generally nonexclusive.

ENGINEERING, RESEARCH AND PRODUCT DEVELOPMENT

         The Company's engineering research and product development (ER&D) programs are aimed at applying its technology to develop new products, improve its existing products' reliability, ergonomics and performance and reduce manufacturing and related support costs. Current programs focus on new advances in bar code scanning, retail applications such as retail self-checkout systems and new generations of portable data terminals. The Company also carries on significant development programs in electronics design, bar code acquisition and decoding, RF communications, optical signal detection, software, network architectures, advanced mechanical structures and automated manufacturing methods. Computer-aided design and computer-aided manufacturing tools assist the Company's research and development efforts by permitting computer simulation of proposed products. These tools include electronics circuit modeling, optics analysis and three-dimensional mechanical product modeling.

Substantially all of the Company's research and development is performed by its own staff. The Company believes its technical strengths are in the specialty disciplines of lasers, electro-optics, video imaging, signal processing, decoding, portable/fixed computers and software development.

The Company's ER&D expenses were approximately $11.1 million, $5.0 million, and $3.8 million in 1996, 1995, and 1994, respectively. Such amounts do not include expenditures by the Company for manufacturing engineering activities.

MANUFACTURING AND SUPPLIERS

         The Company designs, engineers and manufactures substantially all of its scanning products at its Webster, New York headquarters or its Eugene, Oregon facility. Employees build in groups within modular workstations, and each employee is trained in the work of the preceding and subsequent workstations as well as the employee's own workstation. The Company's design and process approach allows end-of-line configuration of generic modules to meet a multitude of specific customer needs. Statistical methods are used throughout the factory and with critical suppliers in order to control important processes. The Company makes extensive use of computer integrated systems and software for purposes of resource planning, such as material requirements, assembly planning and scheduling and order management.

The Company seeks to design and manufacture products that optimize performance, quality, reliability, durability and versatility. These designs facilitate cost-efficient materials sourcing and assembly methods with high standards of workmanship. The Company has invested and will continue to invest in capital equipment such as printed circuit board surface mount machines that automate production, increase capacity and reduce direct labor costs. Computer operated equipment is used for testing at all levels of production to assure repeatable, reliable performance and accurate data collection. The Company has designed many of its own tools, fixtures and test equipment. The Quick Check(TM) product is manufactured by an independent third party. The Company believes its relationship with this manufacturer to be good, and the loss of this manufacturer would not have a material effect on the Company.

     The Company does not have long-term supply contracts with its vendors. The Company currently relies on single suppliers, some of whom manufacture at a number of locations, for some key components of its products. The Company believes that maintaining ongoing relationships with single suppliers who have proven that they are capable of meeting the Company's standards of quality, on-time delivery and cost containment has enabled it to increase the value of its product to its customers. Although the Company maintains 30 to 60 day inventories of key components and alternative sources of key materials are available, the Company could incur set-up costs and delays in manufacturing should it become necessary to replace key vendors due to work stoppages, shipping delays, financial difficulty or other factors, and under certain circumstances, these costs and delays could have a material adverse effect on the Company's operations.

COMPETITION

         The AIDC industry is highly competitive with rapid technological change and intellectual property developments being key competitive factors. The
Company also competes on the basis of innovative design, high quality manufacturing, technical expertise in scanning and wireless RF systems, level of sales and support services, price and overall product functionality and fitness for use. Failure to keep pace with product and technological advances could negatively affect the Company's competitive position and prospects for growth. Many firms manufacture and market bar code reading equipment utilizing laser technology. In addition, the Company's bar code reading equipment also competes with devices which utilize technologies other than laser scanners such as CCDs and optical wands. The Company faces competitive pressures from various companies in each of its product categories. Many of the Company's competitors have substantially greater financial, manufacturing, research and development and marketing resources than the Company. The Company believes its principal competitors for its handheld bar code scanner products are Symbol Technologies, Inc. (Symbol), and Metrologic Instruments Inc. (Metrologic). The Company's principal competitor in the fixed position scanner market is Accu-Sort Systems, Inc. (Accu-Sort). The Company believes its principal competitors for its line of in-counter and on-counter scanner products are NCR Corporation, Fujitsu Ltd., Symbol, Scantech B.V. and Metrologic. The principal competitors for its line of verifiers is Bar Code Systems and RJS Inc. The Company's principal competitor for POS self-checkout systems is Productivity Solutions, Inc.

         No assurance can be given that the Company will be able to compete successfully against current and future competitors or that the competitive factors faced by the Company will not have a material adverse effect on the Company's operations.

INTELLECTUAL PROPERTY

         The Company believes that certain of its products are proprietary and consequently relies on a combination of patent, trade secret, copyright and trademark law to establish and protect its proprietary rights. The Company currently holds more than 100 United States patents and also has certain foreign patents pertaining to various technologies associated with its products. These patents expire on various dates between 2001 and 2014. The Company currently has a number of patent applications pending in the United States and in a number of foreign countries. In addition, the Company expects that its continuing research and development efforts will result in the creation of new proprietary rights for which it will seek patent protection.

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

         The Company currently holds certain trademarks that are registered with the United States Patent and Trademark Office and a number of common law trademarks and valuable trade secrets. It also has certain foreign trademarks and has numerous domestic and foreign trademark registrations pending.

EMPLOYEES

         As of March 1, 1997, the Company had approximately 1,200 full-time employees. In addition, the Company, at various times, makes use of temporary labor in its manufacturing operations. Approximately 7% of the work force is located outside the United States, based in offices throughout Europe and the Pacific regions. The Company believes that its future success will depend in part on its ability to recruit and maintain highly qualified management, marketing, technical and administrative personnel. None of the Company's employees is represented by a labor union. Management believes that its relationship with employees is good.

GOVERNMENT REGULATION

         Certain products of the Company must comply with regulations promulgated by the United States Food and Drug Administration's Center for Devices and Radiological Health (CDRH), the Federal Communications Commission
(FCC), as well as the Canadian Standard Association, the European Community Standards (CE) and TUV Rheinland (Europe), which are corresponding agencies for certain foreign countries. The regulations are in the areas of laser light emissions, intentional or non-intentional RF energy emissions, standards for weighing instruments and European electromagnetic compatibility (EMC) directives. The regulations mandate, among other items, warning labels, safety features, and establish certain levels for laser power, weight measuring, voltage and electromagnetic fields. The Company's operations are also subject to certain federal, state and local requirements relating to environmental, waste management, health and safety regulations. Management believes that the Company's business is operated in compliance with applicable government, environmental, waste management, health and safety regulations. There can be no assurance that future regulations will not require the Company to modify its products to meet revised energy output or other requirements. Failure to comply with future regulations could result in a material adverse effect on the Company's results of operations.

SAFE HARBOR FOR FORWARD-LOOKING STATEMENTS UNDER SECURITIES LITIGATION REFORM ACT OF 1995; CERTAIN CAUTIONARY STATEMENTS

         From time to time, the Company or its representatives have made or may make forward-looking statements, orally or in writing. Such forward-looking statements may be included in, but not limited to, press releases, oral statements made with the approval of an authorized executive officer or in various filings made by the Company with the Securities and Exchange Commission. The words or phases "will likely result," "are expected to," "will continue," "is anticipated," "estimate," "project" or similar expressions are intended to identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 (the Reform Act). The Company wishes to ensure that such statements are accompanied by meaningful cautionary statements, so as to maximize to the fullest extent possible the protections of the safe harbor established in the Reform Act. Accordingly, such statements are qualified in their entirety by reference to and are accompanied by the following discussion of certain important factors that could cause actual results to differ materially from such forward-looking statements.

The risks included here are not exhaustive. Furthermore, reference is also made to other sections of this report which include additional factors which could adversely impact the Company's business and financial performance. Moreover, the Company operates in a very competitive and rapidly changing environment. New risk factors emerge from time to time and it is not possible for management to predict all of such risk factors, nor can it assess the impact of all of such risk factors on the Company's business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. Accordingly, forward-looking statements should not be relied upon as a prediction of actual results.

Shareholders should be aware that while the Company does, from time to time, communicate with securities analysts, it is against the Company's policy to disclose to such analysts any material non-public information or other confidential commercial information. Accordingly, shareholders should not assume that the Company agrees with any statement or report issued by any analyst irrespective of the content of such statement or report. Accordingly, to the extent that reports issued by securities analysts contain any projections, forecasts or opinions, such reports are not the responsibility of the Company.

Spectra Acquisition/Debt Service. The Company incurred substantial indebtedness ($127.5 million) in connection with the acquisition of Spectra-Physics Scanning Systems, Inc., TxCOM S.A. and related businesses (Spectra). The indebtedness could have important consequences, including the following: (i) the Company's ability to obtain additional financing in the future for working capital, capital expenditures, acquisitions or general corporate purposes may be impaired; (ii) a substantial portion of the Company's cash flow from operations must be dedicated to the payment of interest on the indebtedness, thereby reducing the funds available to the Company for other purposes; (iii) the agreements governing the Company's long-term indebtedness contain certain restrictive financial and operating covenants; (iv) certain indebtedness under the senior debt will be at variable rates of interest which would cause the Company to be vulnerable to increases in interest rates; (v) all of the indebtedness outstanding under the senior debt is secured by substantially all the assets of the Company; (vi) the Company is substantially more leveraged than certain of its competitors which might place the Company at a competitive disadvantage; (vii) the Company may be hindered in its ability to adjust rapidly to changing market conditions and (viii) the Company's substantial degree of leverage could make it more vulnerable in the event of a downturn in general economic conditions or its business.

As a result of the indebtedness incurred in connection with the acquisition of Spectra, a substantial portion of the Company's cash flow will be devoted to debt service. The ability of the Company to continue making payments of principal and interest will be largely dependent upon its future financial performance.

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

Intellectual Property; Pending Litigation. The Company's success is dependent in part on its ability to obtain patent protection for its products, maintain trade secret protection and operate without infringing the proprietary rights of others. The Company currently owns over 100 U.S. patents having expirations from the year 2001 to the year 2014 and also has certain foreign patents. The Company has filed, and intends to file, applications for additional patents covering its products. There can be no assurance that any of these patent applications will be granted, or that the Company will develop additional products that are patentable and do not infringe upon the patents of others, or that the patents issued to or licensed by the Company will provide the Company with a competitive advantage or adequate protection for its products. In addition, there can be no assurance that the Company's competitors will not develop technology or know-how, to obtain patents, that could limit the Company's ability to compete in the future or that patents issued to or licensed by the Company will not be challenged, invalidated or circumvented by others.

         The AIDC industry is characterized by substantial litigation regarding patent and other intellectual property rights. The Company aggressively defends its patents and other proprietary rights.

         The Company has also commenced an action against Symbol for violation of the antitrust laws and unfair trade practices and for declaration of noninfringement and/or invalidity of certain of Symbol's patents. In that action, Symbol has counterclaimed alleging patent infringement and alleging breaches of certain Symbol-PSC License Agreements. The Company has informed Symbol that subsequent to the Spectra acquisition it has been operating under certain Symbol-Spectra License Agreements rather than under the Symbol-PSC License Agreements. Although the Company maintains that Symbol's patents are invalid, that the Company has not infringed the patents, or both, and that the Symbol-Spectra License Agreements rather than the Symbol-PSC License Agreements are controlling, there can be no assurance that the actions will be decided or settled in the Company's favor. There can be no assurance that others will not assert claims against the Company that result in litigation. Any such litigation could result in significant expense, adversely impact the Company's marketing, give rise to certain indemnity rights on the part of customers and divert the Company's attention from other matters. If any of the Company's products were found to infringe a third-party patent, the third party could be entitled to injunctive relief, which would prevent the Company from selling any such infringing products. In addition, the Company could be required to pay monetary damages. Although the Company could seek a license to sell products determined to infringe a third-party patent, there can be no assurance that a license would be available on terms acceptable to the Company. The Company could also attempt to redesign any infringing products so as to avoid infringement, although any effort to do so could be expensive and time consuming and there can be no assurance the effort would be successful. See "Business-Intellectual Property."

Competition. The AIDC industry is highly competitive with rapid technological change, product improvements, new product introduction and intellectual property developments representing key competitive factors. The Company also competes on the basis of innovative design, high quality manufacturing, technical expertise in scanning, level of sales and support services, price and overall product functionality and fitness for use. Failure to keep pace with product and technological advances could negatively affect the Company's competitive position and prospects for growth. Several of the Company's competitors have substantially greater financial and other resources than the Company. In addition, other larger corporations could enter the AIDC industry. No assurance can be given that the Company will be able to compete successfully against current and future competitors or that the competitive factors faced by the Company will not adversely affect its business, financial condition or results of operations. See "Business--Competition."

Dependence on Sales by Third Parties: Significant Customers. A significant portion of the Company's net sales are dependent upon the ability of its OEM, value-added reseller (VAR), distributor and systems integrator customers to develop and sell products that incorporate the Company's scanning products. Factors, including economic conditions, patent positions, inventory positions, the ability to sell the Company's products to end users, regulatory requirements and other marketing restrictions that adversely affect the operations of the Company's OEM, VAR, distributor and systems integrator customers can have a substantial impact upon the Company's financial results. No assurances can be given that the Company's OEM, VAR, distributor and systems integrator customers will not experience financial or other difficulties that could adversely affect their operations and, in turn, the results of operations of the Company. During 1996, no individual customer accounted for more than 10% of net sales. During 1995 and 1994, Telxon Corporation accounted for 17% and 22%, respectively of the Company's net sales. In 1994, net sales to Intermec, a division of Western Atlas, accounted for 10% of net sales. See "Business--Sales and Marketing" and "--Customer Support and Services."

Risks Associated with International Operations. The Company's sales to international customers increased from $11.2 million or 19% of total net sales in 1994 to $55.2 million or 38% of net sales in 1996. The Company intends to continue to expand its operations outside of the United States and to enter additional international markets, which will require significant management attention and financial resources and which will result in a significant portion of the Company's net sales being subject to the normal risks associated with international sales. Such risks include changes in regulatory requirements, compliance costs associated with quality control standards, special standards requirements, tariffs and other barriers, difficulties in staffing and managing international subsidiary operations, potentially adverse tax consequences, country-specific product requirements and political and regulatory uncertainties. The majority of the Company's sales in Europe and the Pacific Rim are billed in foreign currencies and are subject to currency exchange fluctuations. Since the Company's products are manufactured in the United States, sales and results of operations could be impacted by fluctuations in the U.S. dollar. There can be no assurance that these factors will not have an adverse impact on the Company's ability to increase or maintain its
international  sales  or  results  of  operations.   See   "Business--Sales  and
Marketing."

Dependence on Key Vendors. The Company's ability to produce and ship its products on schedule is highly dependent on timely receipt of an adequate supply of components and materials from its key vendors. The Company currently relies on single suppliers, some of whom manufacture at a number of locations, for some of the key components of its products. The Company could incur significant set-up costs and experience delays in manufacturing should it be necessary to replace key vendors due to work stoppages, shipping delays, quality problems, financial difficulties or other factors. There can be no assurance that these potential costs and delays would not have a material adverse impact on the Company's business or results of operations. See "Business--Manufacturing and Suppliers."

Product Transitions. The Company is dependent upon the introduction of new and improved products. The Company's financial performance is dependent upon the successful introduction of these products. The success will be dependent, among other things, upon the ability of the Company to complete development of certain products, customer acceptance of and demand for these products and the ability of the Company to efficiently manufacture these products and to meet delivery schedules. The introduction of new and enhanced products requires the Company to manage the transition from older products in order to minimize disruption in customer ordering patterns, avoid excess levels of older material inventories and ensure that adequate supplies of new product can be delivered to meet customer demand. There can be no assurance that the Company will successfully manage the transition to selling new products. The failure to do so could have a material adverse effect on the Company's business and results of operations.

Fluctuations in Operating Results. Historically, the Company has experienced variability in its quarterly results. Large orders can cause favorable or unfavorable variations in quarterly comparisons. The volume and timing of orders received during a quarter are difficult to forecast. Since customers generally order products for delivery within 30 to 45 days, backlog is not a reliable predictor of future financial performance beyond the current quarter. In addition, the Company's results may vary significantly from quarter to quarter depending on other factors such as the level of development, sales and marketing expense incurred in anticipation of future revenues, and the timing of new product and application announcements and releases by the Company and its competitors. Many of these factors are beyond the Company's control. The Company believes that quarterly period-to-period comparisons of its financial results are not necessarily meaningful and should not be relied upon as an indication of future performance. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

Government Regulation. The Company's products and operations are subject to regulation by federal, state and local agencies in the United States and its products are subject to regulation in certain foreign countries where the Company's products are sold. While the Company believes that its products and operations comply with all applicable regulations, there can be no assurance of continued compliance if these regulations were to change. Noncompliance with respect to these regulations could have a material adverse impact on the Company's results of operations. See "Business--Government Regulation."


                               ITEM 2: PROPERTIES

The Company's principal manufacturing, engineering, and administrative facility consists of an approximately 132,000 square foot Company-owned building in Webster, New York, a suburb of Rochester, New York. This facility, completed in 1995, was custom-designed to serve the Company's operations and to permit a relatively rapid 45,000 square foot manufacturing addition. An adjacent 20 acre parcel of land owned by the Company is also available for expansion. The Company leases approximately 28,000 square feet of offsite storage and shop space immediately adjacent to its principal facility. This lease expires January 2, 2000.

         The Company also owns a 32 acre site in Eugene, Oregon. Engineering, marketing and administrative functions are contained in a fifteen year old 54,000 square foot facility. Manufacturing and warehousing are contained in a separate ten year old 56,000 square foot building. In addition, the Company leases 9,000 square feet of offsite storage and shop space approximately two miles from the manufacturing facility. This lease expires June 30, 1998.

         The Company leases a 35,000 square foot building in an industrial park in Sanford, Florida, a suburb of Orlando, Florida. This lease expires May 31, 1999. This facility formerly housed the manufacturing and engineering functions of the Company's industrial fixed position product line. Currently, efforts are being made to sublease this property.

         Domestically, the Company maintains offices under short-term leases for individual sales and support personnel in or near Dallas, Texas; Dayton, Ohio; Raleigh, North Carolina; Denver, Colorado; San Jose, California; Miami, Florida and Skaneateles, New York in order to serve North, Central and South America. Internationally, the Company maintains offices in or near Tokyo, Beijing, Sydney, Hong Kong, London, Manchester, Paris, Milan, Frankfurt, Brussels and Madrid. These offices house from one to 15 people in 300 to 3,000 square foot facilities under short-term leases.

         All of the Company's locations are in good condition and management believes that the Company has sufficient manufacturing capacity for the foreseeable future.

                           ITEM 3: LEGAL PROCEEDINGS

         On April 1, 1996, the Company commenced suit in the United States District Court for the Western District of New York located in Rochester, New York, against Symbol Technologies, Inc. (Symbol) for violation of the antitrust laws, unfair trade practices and for declaration of noninfringement and/or invalidity of certain Symbol patents. On or about the same effective date, Symbol sued the Company for patent infringement in the United States District Court for the Southern District of New York in Manhattan, alleging infringement of certain Symbol patents. Symbol also alleged breaches of two license agreements between Symbol and the Company. In addition, Symbol sued the Company's customer, Data General Corporation (Data General), for infringement of the same patents. The Company has assumed the responsibility of defending the action on behalf of Data General.

         On June 19, 1996, the United States District Court for the Southern District of New York granted the Company's motion and transferred Symbol's suit in that district to the Western District. Symbol's action has since been consolidated with the Company's pending action against Symbol, with the effect that the cases will be conducted together through discovery and trial.

         The litigation is in the early stages of discovery. On October 9, 1996, the Court determined that there would be a non-jury hearing as to all of Symbol's patents in suit which, as agreed by the parties, are now limited to nine patents. This hearing will be solely related to claim construction of the patent claims alleged by Symbol to be infringed and is expected to be heard in July 1997. Thereafter, it is expected there will be a jury trial on the issues of infringement and validity. The separate litigation by Symbol against Data General has been consolidated and will be litigated in parallel. All the Company's assertions as to antitrust, unfair competition, breach of contract by Symbol and related matters have been stayed pending a determination on the nine patents of Symbol.



           ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         There were no matters submitted to a vote of security holders during the fourth quarter of the period ended December 31, 1996.

                        EXECUTIVE OFFICERS OF REGISTRANT

The Company's executive officers as of December 31, 1996, were as follows.

Name                   Age      Officer/Position

L. Michael Hone        47.......Chairman of the Board and Chief Executive
                                   Officer

Robert C. Strandberg   39.......Executive Vice President

Dr. Jay M. Eastman     48.......Senior Vice President, Strategic Planning

Charles E. Biss        44 ......Vice President, Verification

Cecil F. Bowes         54 ......Vice President, North American Sales -
                                   Retail Products

Scott D. Deverell      31.......Controller, Principal Accounting Officer

Dr. Dean Faklis        34.......Vice President, Engineering and Product
                                   Development

Mary A. Gallahan       49.......Vice President, Human Resources

Stuart M. Itkin        46.......Vice President, Marketing

Joseph F. Murphy       31.......Vice President, Intellectual Property, Corporate
                                    Counsel and Assistant Secretary

John C. Nugent         53 ......Vice President, International Sales

William L. Parnell     41.......Vice President, Operations

Brad R. Reddersen      44.......Vice President, Engineering and Product
                                    Development

Richard N. Stathes     50.......Vice President, North American Sales -
                                    Commercial and Industrial Products

Benny R. Tafoya        59 ......Vice President, Industrial Product Development

Roger D. Tedford       43.......Vice President, Chief Information Officer

William J. Woodard     45.......Vice President, Treasurer and Chief Financial
                                    Officer

     L. Michael Hone has served as Chairman of the Board of Directors since July 1992, as a director of the Company since December 1987, as Chief Executive Officer since April 1989 and as President from 1987 until 1996. Mr. Hone has held various other sales and management positions with the Company since 1981. Mr. Hone is an inventor on five United States patents owned by the Company. Mr. Hone is also a director of Verax Systems, Inc., and Rochester Healthcare Information Group, Inc., both of Rochester, New York. In addition, Mr. Hone is President of AIM (Automatic Identification Manufacturers) International and a director and past chairman of AIM, USA.

Robert C. Strandberg has served as Executive Vice President since November 1996. Prior to joining the Company, he was Chairman of the Board of Directors, President and Chief Executive Officer of Datamax International Corporation (1991-1996). Mr. Strandberg has an MBA degree from Harvard Graduate School of Business Administration and a BS degree in Operations Research and Industrial Engineering from Cornell University.

     Dr. Jay M. Eastman has served as a director of the Company since April 1996. He has served as Senior Vice President, Strategic Planning since January 1996 and as Executive Vice President of the Company from December 1987 until December 1995. He joined the Company in 1986 when the Company acquired Optel Systems, Inc., a corporation which he co-founded and for which he served as Chairman, President and Chief Executive Officer from its formation in 1981. Dr. Eastman is also President, Chief Executive Officer and major shareholder of Lucid Technologies, Inc. (LTI), Rochester, New York, a corporation he founded in November 1991. LTI designs and manufactures custom electro-optical instrumentation for application in fields such as desk top publishing and medical diagnosis. Until January 1983, Dr. Eastman was Director of the
University of Rochester's Laboratory for Laser Energetics. Dr. Eastman holds Ph.D. and Bachelor's degrees in Optics from the University of Rochester and is an inventor on 18 United States patents owned by the Company. Dr. Eastman is also a director of Electric Fuel Corporation, an Israel-based company.

     Charles E. Biss has served as Vice President, Verification Products since January 1996, as General Manager, Verification Products (1995- 1996) and as Product and Technical Support Manager (1985- 1995). Mr. Biss has served the Company in a variety of technical and production related roles since 1973. Mr. Biss represents the Company on a number of National and International standards creating committees relating to bar codes and the automatic identification and data capture industry. He received his BS Degree in Photographic Science and Engineering from Rochester Institute of Technology.

     Cecil F. Bowes has served as Vice President, North American Sales - Retail Products since December 1996. Prior thereto, he was Group Director, North America for Spectra from November 1990 until December 1996. Mr. Bowes holds a BS degree in Education from the University of Dayton.

     Scott D. Deverell has served as Controller since May 1990. Mr. Deverell, a certified public accountant, received a BS in Accounting from SUNY at Geneseo and an MBA from Rochester Institute of Technology.

     Dr. Dean Faklis has served as Vice President, Engineering and Product Development since August 1995. Prior to joining the Company, he was Vice President and a founder of Rochester Photonics Corporation (1989 - 1995) and on the faculty of The Institute of Optics, University of Rochester (1990 - 1995). Dr. Faklis holds a BS degree in Physics from Loyola University of Chicago and Ph.D. and MS degrees in Optics from The Institute of Optics, University of Rochester.

     Mary A. Gallahan has served as Vice President, Human Resources since May 1993. She joined the Company in July 1992 as Director of Human Resources. Prior to joining the Company, she was Manager of Employment and Benefits, Nalge (Sybron) Company (1990 - 1992). Mrs. Gallahan holds an Associates Degree in Business Administration from SUNY at Cobleskill.

     Stuart M. Itkin has served as Vice President, Marketing since March 1995. Prior to joining the Company, he was Vice President Marketing, Stores Automated Systems (1994-1995) and Senior Director of Marketing, Symbol Technologies, Inc. (1989-1994). Mr. Itkin holds a BA in Mathematics and Computer Science and an MA degree in Applied Statistics and Quantitative Methods in Psychology from the University of Illinois at Urbana-Champaign.

     Joseph F. Murphy has served as Vice President, Intellectual Property and Corporate Counsel since October 1996, as Corporate Counsel and Patent Attorney from December 1992 until October 1996 and as Assistant Secretary since May 1995. Mr. Murphy is admitted to practice as an attorney in New York, Massachusetts and before the United States Patent and Trademark Office. Mr. Murphy holds a BS degree in Electrical Engineering from Marquette University and a JD degree from Franklin Pierce Law Center.

     John C. Nugent has served as Vice President International Sales since January 1995. He joined the Company in February 1992 as European General Sales Manager. He was appointed as Managing Director of PSC Bar Code Ltd., the UK based wholly owned subsidiary of PSC Inc. in July 1994. Prior to joining the Company he was European Sales Manager of Welch Allyn Inc. of Skaneateles Falls, New York.

     William L. Parnell has served as Vice President, Operations since October 1996. Prior thereto, he was Vice President-Operations of Spectra from November 1990 until October 1996. Mr. Parnell received a BS in Physics from Utah State University and an MBA from the University of Washington.

     Brad R. Reddersen has served as Vice President, Engineering and Product Development since December 1996. Prior thereto, he was Vice President, New
Products of Spectra from October 1993 until December 1996. From 1985 until October 1993 he served Spectra's predecessor in a variety of roles including Acting Vice President, Research and Development and Product Marketing Manager. Mr. Reddersen received a BS in Physics and an MS in Optical Engineering from the University of Rochester.

     Richard N. Stathes has served as Vice President, North American Sales-Commercial and Industrial Products since January 1995. He joined the Company in January 1992 as Vice President of Sales for Bar Code Equipment and became Vice President, Sales in January 1994. Prior to joining the Company, he was Director of Sales for Computer Products Inc. of Pompano Beach, Florida
(1991). Mr. Stathes holds a BSBA degree from Syracuse University.

     Benny R. Tafoya has served as Vice President, Industrial Product Development since January 1993 when the Company acquired BRT Corporation, a company in which Mr. Tafoya had been the major shareholder and Chief Executive Officer (1983 - 1993). Mr. Tafoya holds a BS degree in Mechanical Engineering from Penn State University and a BSAA degree from George Washington University.

     Roger D. Tedford has served as Vice President, Chief Information Officer since November 1996. Prior thereto, he was Vice President, Treasurer and Secretary of Spectra from November 1990 until November 1996. Mr. Tedford received a BA in Accounting/Finance and an MBA from California University at Fullerton.

     William J. Woodard has served as Vice President, Treasurer and Chief Financial Officer since October 1996. Prior to that, he served as Vice President, Finance and Treasurer since August 1994. Previously, he was Vice President and Chief Financial Officer, Champion Products (1987 - 1994). Mr. Woodard, a certified public accountant, attended St. Bonaventure University where he received a BBA degree in Accounting.

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

                                  High                Low
1996
    Fourth Quarter............     $ 9.63             $6.88
    Third Quarter.............     $10.00             $7.00
    Second Quarter............     $13.50             $7.13
    First Quarter.............     $ 9.75             $7.63


1995
    Fourth Quarter............     $13.00            $ 8.63
    Third Quarter.............     $15.75            $11.50
    Second Quarter............     $14.75            $11.00
    First Quarter.............     $15.50            $10.50

     As of December 31, 1996, there were approximately 1,400 holders of record of common shares.

     The Company has not paid any cash dividends since 1979 and does not anticipate paying cash dividends in the foreseeable future. The Company's senior debt and subordinated term loan agreements restrict payment of dividends.

                         ITEM 6: SELECTED FINANCIAL DATA

                (All amounts in thousands, except per share data)

         The selected consolidated financial data presented below for each of the five years in the period ended December 31, 1996 have been derived from the Company's consolidated financial statements, which statements have been audited by Arthur Andersen LLP, independent public accountants, as indicated in their reports thereon. The selected consolidated financial data should be read in conjunction with the Consolidated Financial Statements and Notes thereto included elsewhere in this report.

                                                    Year Ended December 31,
                                        ----------------------------------------------------------
                                          1996         1995        1994        1993        1992
-------------------------------------   ---------    ---------   ---------   ---------   ---------
Statement of Operations Data:
Net sales ..........................   $ 146,051    $  87,516   $  60,447   $  38,894   $  35,912
Cost of sales ......................      83,675       50,634      32,198      20,256      17,734
                                       ----------------------------------------------------------
  Grosss profit ....................      62,376       36,882      28,249      18,638      18,178
Operating expenses:
   Engineering, research and
     development ...................      11,069        4,962       3,810       3,754       2,248
   Selling, general and
     administrative ................      37,855       23,024      16,031      11,826       8,502
   Write-off of intangible assets ..          --           --          --         167         957
   Acquisition related restructuring
     and other costs ...............      70,068(1)      --         6,894 (2)      --          --
   Amortization of intangibles from
      business acquisitions ........       3,564          877         485         220         135
                                       ----------------------------------------------------------
Income/(loss)  from operations .....     (60,180)       8,019       1,029       2,671       6,336
Interest and other income/(expense).      (5,747)         676         110          45         (70)
Income/(loss) from continuing
   operations before income tax
   provision/(benefit) .............     (65,927)(1)    8,695       1,139 (2)   2,716       6,266
Income tax provision/(benefit) .....     (24,393)       3,246         527         865       1,920
                                       ----------------------------------------------------------
Income/(loss) from continuing
   operations ......................     (41,534)       5,449         612       1,851       4,346
Loss from discontinued operations ..      (5,446)         --          --          --          --
                                       ----------------------------------------------------------
Net income/(loss) ..................    ($46,980)(1)    5,449        $612 (2)$   1,851   $  4,346
                                       ===========================================================
Net income/(loss) per common and
common equivalent share:
  Continuing operations.............    ($   3.96)      $0.54     $  0.08       $ 0.25   $   0.59
  Discontinued operations...........        (0.52)         --          --          --          --
                                       ----------------------------------------------------------
Net income/(loss)...................       ($4.48) (1)  $0.54     $  0.08 (2)   $ 0.25   $   0.59
                                       ===========================================================

Weighted average number of common
  and common equivalent shares......       10,490      10,013       7,617        7,476      7,350


(1) The acquisition related restructuring and other costs reduced 1996 income before income tax, net income and net income per share by $70.1 million, $44.2 million and $4.21, respectively.
(2) The acquisition related restructuring and other costs reduced 1994 income before income tax, net income and net income per share by $6.9 million, $4.5 million and $0.56, respectively.


                                                               Year Ended December 31,
                                             ------------------------------------------------------------
                                            1996            1995             1994       1993       1992
                                            ----            ----             ----       ----       -----
Balance Sheet Data:
Cash and cash equivalents ................  $10,838          $5,538          $2,720     $9,120    $11,535
Working capital ..........................   11,783          20,397           8,014     11,779     14,125
Total assets .............................  183,361          71,237          52,763     32,063     24,992
Long-term debt, including current
  maturities .............................  127,453             623          13,609      1,806      1,931
Total shareholders' equity ...............   15,301          53,327          22,233     21,265     18,532


            ITEM 7: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

         The following discussion should be read in conjunction with the Consolidated Financial Statements and the Notes thereto appearing elsewhere in this report.

Results of Operations

         The following table sets forth, for the years indicated, certain consolidated financial data expressed as a percentage of net sales.

                                                                       Year Ended December 31,
                                                -----------------------------------------------------------------------
                                                         1996                   1995                     1994
                                                ----------------------- ----------------------   ----------------------
                                                                        (dollars in thousands)

Net sales ..................................      $146,051      100.0%    $87,516      100.0%     $60,447       100.0%
Cost of sales ..............................        83,675        57.3     50,634        57.9      32,198         53.3
                                                -----------   --------- ----------   ---------   ---------    ---------
  Gross profit .............................        62,376        42.7     36,882        42.1      28,249         46.7
Operating expenses:
  Engineering, research and development ....        11,069         7.6      4,962         5.7       3,810          6.3
  Selling, general and administrative ......        37,855        25.9     23,024        26.3      16,031         26.5
  Acquisition related restructuring
     and other  costs ......................        70,068 (1)    48.0         --          --       6,894 (2)     11.4
  Amortization of intangibles from business
     acquisitions ..........................         3,564         2.4        877         1.0         485          0.8
                                                -----------   --------- ----------   ---------   ---------    ---------
Income/(loss)  from operations .............       (60,180)      (41.2)      8,019         9.1       1,029          1.7
Interest and other income/(expense) ........       (5,747)       (3.9)        676         0.8         110          0.2
                                                -----------   --------- ----------   ---------   ---------    ---------
Income/(loss) from continuing operations
before income tax provision/(benefit) ......      (65,927) (1)  (45.1)      8,695         9.9       1,139 (2)      1.9
Income tax provision/(benefit) .............      (24,393)      (16.7)      3,246         3.7         527          0.9
                                                -----------   --------- ----------   ---------   ---------    ---------
Income/(loss) from continuing operations ...      (41,534)      (28.4)      5,449         6.2         612          1.0
Loss from discontinued operations ..........       (5,446)       (3.7)         --          --          --           --
                                                ===========   ========= ==========   =========   =========    =========
Net income/(loss) ..........................     ($46,980) (1) (32.1%)     $5,449         6.2        $612 (2)     1.0%
                                                ===========   ========= ==========   =========   =========    =========

(1) The acquisition related restructuring and other costs reduced 1996 income before income taxes and net income by $70.1 million and $44.2 million, respectively.
(2) The acquisition related restructuring and other costs reduced 1994 income before income taxes and net income by $6.9 million and $4.5 million, respectively.

         On July 12, 1996, the Company completed its purchase agreement with Spectra-Physics AB of Sweden to acquire Spectra-Physics Scanning Systems Inc., TxCOM S.A. and related businesses (Spectra). Spectra, which is headquartered in Eugene, Oregon, is one of the world's leading manufacturers of countertop and in-counter fixed position bar code scanners for retail point-of-sale applications. The purchase price was approximately $140 million. The purchase was funded by $125 million cash, $10 million in PSC common shares and a $5 million subordinated promissory note. The $125 million cash portion was funded by a combination of the Company's cash, senior debt ($92.5 million) and subordinated debt ($30 million). The acquisition was accounted for as a purchase and is included in the 1996 Consolidated Financial Statements since the date of acquisition. The Company allocated $60.1 million of the purchase price to acquired in-process research and development as required by generally accepted accounting principles, resulting in a one-time charge to the Company's earnings in the third quarter. In connection with the acquisition, the Company recorded a pretax charge of $10.0 million for the costs of restructuring its existing operations with those of Spectra. The acquisition related restructuring and other costs reduced 1996 income before income taxes, net income and net income per share by $70.1 million, $44.2 million and $4.21, respectively.

                In December 1994, the Company acquired, for $9.25 million in cash, all of the outstanding stock of LazerData Corporation. The transaction was accounted for as a purchase and is included in the Consolidated Financial Statements since the date of acquisition. In connection with the acquisition, the Company recorded a pretax charge of $3.0 million for the costs of restructuring its existing fixed position scanner product lines with those of LazerData. In addition, in the fourth quarter of 1994, the Company allocated $3.9 million of the purchase price to acquired in-process research and development as required by generally accepted accounting principles, resulting in a one-time charge to the Company's earnings in the fourth quarter. The acquisition related restructuring and other costs reduced 1994 income before income taxes, net income and net income per share by $6.9 million, $4.5 million and $0.56, respectively.

         Net sales. Net sales increased $58.5 million, or 67% from 1995 to 1996 and $27.1 million, or 45% from 1994 to 1995. The sales increase in 1996 is due to the inclusion of Spectra product sales offset, in part, by lower sales volumes of the Company's scan engine products. The sales increase in 1995 was primarily due to increased sales volume of the Company's handheld products, scan engine assemblies and the inclusion of LazerData's product line of fixed position scanners acquired in December 1994. International net sales increased 185% in 1996 primarily due to the Spectra acquisition and represented 38% of sales versus 22% in 1995 and 19% in 1994.

         Gross profit. Gross profit as a percentage of sales was 42.7% in 1996, 42.1% in 1995 and 46.7% in 1994. The increase in gross profit percentage is primarily due to the inclusion of Spectra products. The decrease in the 1995 gross profit margin versus 1994 was due to a change in the sales mix of the Company's handheld products, lower scan engine average selling prices associated with competitive pricing pressure and the inclusion of the LazerData product line.

         Engineering, research and development. Engineering, research and development (ER&D) expenses increased $6.1 million, or 123% in 1996 and $1.2 million, or 30% in 1995. As a percentage of sales, ER&D was 7.6% in 1996 versus 5.7% in 1995 and 6.3% in 1994. The 1996 dollar increase was primarily due to the inclusion of Spectra. In addition, there were increased expenses related to the Company's new product development of its handheld and industrial fixed position scanner products. The 1995 dollar increase was primarily related to the Company's new product development of its handheld and industrial fixed position scanner products.

         Selling, general and administrative. Selling, general and administrative (SG&A) expenses increased $14.8 million, or 64% in 1996 and $7.0 million, or 44% in 1995. As a percentage of sales, SG&A was 25.9% in 1996 versus 26.3% in 1995 and 26.5% in 1994. The 1996 dollar increase was primarily related to the inclusion of Spectra, start-up costs associated with the Company's new subsidiary responsible for sales and support in South and Central America and increased patent related expenses. The increase in patent related expenses is due to an increase in litigation expenses related to the Company's patent infringement lawsuit with Symbol Technologies, Inc. The 1995 dollar increase was primarily due to higher patent related expenses, higher royalty expenses and increased promotion and advertising expenses.

         Acquisition related restructuring and other costs. During the third quarter of 1996, the Company recorded a one-time, pretax charge of $10.0 million for the cost of restructuring its existing operations with those of Spectra which was acquired in July 1996. Of the total restructuring charge, approximately $5.0 million was associated with the closing of the Company's Sanford, Florida manufacturing facility and relocating those operations to its Webster, New York facility, $3.6 million was related to the write-off of previously existing intangible and tangible assets and $1.4 million was recorded for employee severance and benefit costs for the elimination of seven positions. As of December 31, 1996, all positions targeted in the restructuring program have been eliminated. Restructuring actions are expected to be substantially completed by the end of 1997. The restructuring accrual as of December 31, 1996 was approximately $4.7 million of which $0.7 million related to long-term contractual obligations. There have been no reallocations or reestimates to date.

         In addition, in the third quarter of 1996, the Company allocated $60.1 million of the Spectra purchase price to acquired in-process research and development projects, which represents the estimated fair values related to these projects determined by an independent appraisal. Proven valuation procedures and techniques were utilized in determining the fair market value of each intangible asset. The development technologies were evaluated to determine that there were no alternative future uses. Such evaluation consisted of a specific review of the efforts, including the overall objectives of the project, progress toward the objectives and uniqueness of developments toward these objectives. To bring these projects to fruition, high risk developmental issues need to be resolved which will require substantial additional effort and testing. Therefore, technological feasibility of these new products has not yet been achieved. As these projects have not reached technological feasibility and alternative future use of these developmental technologies, apart from the objectives of the individual projects, does not exist, these costs were expensed as of the acquisition date. The acquisition related restructuring and other costs reduced 1996 income before income taxes, net income and net income per share by $70.1 million, $44.2 million and $4.21, respectively.

         In the fourth quarter of 1994, the Company provided a pretax charge of approximately $3.0 million for the costs of restructuring its existing fixed position scanner product lines with those of LazerData Corporation which was acquired in December 1994. Of the total pretax charge, approximately $1.6 million was to recognize anticipated costs associated with the consolidation of manufacturing and office facilities, $0.7 million was related to write-offs of previously existing intangible assets and $0.7 million was provided for employee severance and benefit costs for the elimination of approximately 12 manufacturing and engineering support positions. As of December 31, 1996, all positions targeted in the restructuring program have been eliminated. Restructuring actions are substantially completed as of December 31, 1996. The restructuring accrual as of December 31, 1996 was approximately $0.4 million. There have been no reallocations or reestimates to date.

         In addition, in the fourth quarter of 1994, the Company allocated $3.9 million of the LazerData purchase price to acquired in-process research and development projects. The acquisition related restructuring and other costs reduced 1994 income before income taxes, net income and net income per share by $6.9 million, $4.5 million, and $0.56, respectively.

         Discontinued operations. During the third quarter of 1996, the Company adopted a plan to dispose of its TxCOM subsidiary. TxCOM was acquired as part of the Spectra acquisition. The net loss of the TxCOM operation from July 12, 1996 to December 31, 1996 was $229. The loss on disposal of discontinued operations of $5,217 includes the write-down of the assets to their net realizable value and the estimated costs of disposing of this subsidiary, net of expected tax benefits applicable.

         Income tax provision. The Company had a $24.4 million income tax benefit due to the restructuring and other charges discussed above. The Company's effective tax rate was 37.0% in 1996, 37.3% in 1995 and 46.3% in 1994. The 1994 effective tax rate increased as a result of the non-tax deductible goodwill write-off included in the 1994 restructuring charge. The Company expects to record income tax expense at or about the combined federal and state statutory tax rate in 1997.

Liquidity and Capital Resources

         Current assets increased $23.2 million from December 31, 1995 primarily due to increased accounts receivable and inventories due to the acquisition of Spectra. Current liabilities increased $31.8 million from December 31, 1995 primarily due to accrued acquisition costs, restructuring costs and increased accounts payable to support higher operating levels. As a result, working capital decreased $8.6 million from December 31, 1995.

         Current assets increased $13.2 million during 1995 primarily due to increased accounts receivable and inventory levels related to higher operating volume levels. Current liabilities increased $0.8 million during 1995. As a result, working capital increased $12.4 million in 1995.

         Property, plant and equipment expenditures totaled $4.8 million in 1996 compared with $7.4 million in 1995. The 1996 expenditures primarily related to manufacturing equipment and new product tooling and the 1995 expenditures primarily related to the construction costs of the Company's headquarters, manufacturing and engineering facility.

         During the year ended December 31, 1995, the Company completed a secondary stock offering. The Company sold 2.3 million common shares at a price of $11.00 per share. The net proceeds to the Company from the offering were approximately $23.6 million. The Company used approximately $7.2 million of the net proceeds from the offering to repay in full the outstanding indebtedness under the Company's construction loan used to finance its new headquarters, manufacturing and engineering facility. The Company also used approximately $6.8 million of the net proceeds from the offering to repay in full the outstanding indebtedness under the Company's term loan that was used to finance the acquisition of LazerData in December 1994.

         The long-term debt-to-capital percentage was 88.5% at December 31, 1996 versus 0.9% at December 31, 1995 due to the Spectra acquisition. At December 31, 1996, liquidity immediately available to the Company consisted of cash and cash equivalents of approximately $10.8 million. On July 12, 1996, in connection with the acquisition of Spectra, the Company terminated its existing revolving credit facility and simultaneously replaced it with new credit facilities. The new facilities provide credit totaling $130 million. They consist of senior term loans of $80 million, a senior revolving credit facility of $20 million and a subordinated term loan of $30 million. The Company borrowed, and has outstanding, $122.5 million on these facilities. The Company believes that its cash resources and available credit facilities, in addition to its operating cash flows, are sufficient to meet its requirements for the next twelve months.

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


                                    PART III

           ITEM 10: DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The information required by this item is presented under the caption entitled "Election of Directors Information Concerning Nominees for Directors and Other Incumbent Members of the Board of Directors" contained in the definitive proxy statement issued in connection with the Annual Meeting of Shareholders to be held May 6, 1997 and is incorporated in this report by reference thereto. The information regarding Executive Officers of the Registrant is found in Part I of this report.

                         ITEM 11: EXECUTIVE COMPENSATION

         The information required by this item is presented under the caption entitled "Executive Officer Compensation" contained in the definitive proxy statement issued in connection with the Annual Meeting of Shareholders to be held May 6, 1997 and is incorporated in this report by reference thereto, except, however, the sections entitled "Performance Graph" and the "Report of the Compensation Committee of the Board of Directors" are not incorporated in this report by reference.

     ITEM 12: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The information required by this item is presented under the caption entitled "Security Ownership of Certain Beneficial Owners and Management" contained in the definitive proxy statement issued in connection with the Annual Meeting of Shareholders to be held May 6, 1997 and is incorporated in this report by reference thereto.

             ITEM 13: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information required by this item is presented under the caption "Executive Officer Compensation - Interest of Directors and Management in Certain Transactions" contained in the definitive proxy statement issued in connection with the Annual Meeting of Shareholders to be held May 6, 1997 and is incorporated in this report by reference thereto.

                                     PART IV

ITEM 14:   EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) 1    Financial Statements                                       Page

         Report of Independent Public Accountants.................   34

         Consolidated Financial Statements........................   35

         Notes to Consolidated Financial Statements...............   39

(a) 2    Financial Statement Schedules:

         Included in Part IV of this report:

         Schedule II       Valuation and Qualifying Accounts......  54

         Other schedules are omitted because of the absence of conditions under which they are required or because the required information is given in the consolidated financial statements or notes thereto.

(a) 3    Exhibits:


2.1 Stock Purchase Agreement among BTR Dunlop Inc., Electro Corporation and LazerData Holdings, Inc. dated December 21, 1994 (incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K dated December 21, 1994 ("the 1994 8-K")).

2.2 Asset and Stock Purchase Agreement among PSC Inc., Spectra-Physics, Inc. and Spectra-Physics Holdings, S.A. dated May 20, 1996, as amended by letter dated July 12, 1996 (incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K dated July 29, 1996 ("The 1996 8-K")).

3.1 Restated Certificate of Incorporation of the Company and amendments thereto (incorporated by reference to Exhibit 3.1 of the Company's Quarterly Report on Form 10-Q for the Quarter ended June 30, 1996 (the "June 30, 1996 Form 10-Q")).

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

4.2 Form of the 11.25% Senior Subordinated Note of SpectraScan, Inc., due June 30, 2006 (Notes were issued to seven Purchasers in the aggregate principal amount of $30,000,000) (incorporated by reference to Exhibit 4.1 of the 1996 8-K).

4.3 Form of Note Guarantee dated July 12, 1996 made by PSC Inc. and each of the domestic subsidiaries of PSC Inc. to each of the purchasers of the Senior Subordinated Notes (incorporated by reference to Exhibit 4.2 of the 1996 8-K).

4.4 Form of Warrant issued to the Purchasers named in the Securities Purchase Agreements dated July 12, 1996 (Warrants were issued to seven Purchasers for an aggregate of 975,000 common shares of the Company) (incorporated by reference to Exhibit 4.3 of the 1996 8-K).

4.5 Subordinated Installment Promissory Note of PSC Acquisition, Inc. issued to Spectra-Physics, Inc. on July 12, 1996 in the principal amount of $5,000,000 (incorporated by reference to Exhibit 4.4 of the 1996 8-K).

4.6 Note Guarantee dated July 12, 1996 made by PSC Inc. to Spectra-Physics, Inc. (incorporated by reference to Exhibit 4.5 of the 1996 8-K).

10.1*Amended  and  Restated  Employment  Agreement  between  the  Company and L.
     Michael  Hone,  as of  September  14, 1995  (incorporated  by  reference to
     Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1995 (the "September 30, 1995 Form 10-Q"))

10.2*Consulting  Agreement  between  the  Company  and  Robert S.  Ehrlich as of
     January 2, 1995 (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1995 (the "June 30, 1995 Form 10-Q")).

10.3*Form of  Change-in-Control/Severance  Agreement  between  the  Company  and certain of its executive officers .......................................55

10.4*Form of third  party  severance  letter  between  Spectra-Physics  Scanning
     Systems, Inc. and certain executive officers ............................61

10.5*Employment  Agreement  between the Company and John F. O'Brien,  as of July
     12, 1996 ................................................................65

10.6*Consulting  Agreement  between  the  Company  and  John F.  O'Brien,  as of
     January 13, 1997 ........................................................68

10.7*Employment  Agreement  between  the  Company  and  Benny R.  Tafoya,  as of
     January 21, 1993 (incorporated by reference to Exhibit 10.9 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1992 (the December 31, 1992 Form 10-K")).

10.8*Non-competition  Agreement  among the Company,  A.D. Data Systems Corp. and
     Benny R. Tafoya  dated  January  21, 1993  (incorporated  by  reference  to
     Exhibit 10.19 to the December 31, 1992 Form 10-K).

10.9*Form of  Indemnification  Agreement  between the Company and its  Directors
     and  Officers  (incorporated   by   reference  to  Exhibit  10.10  to  the
     Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1991, (the "December 31, 1991 Form 10-K")).

10.10*  Plan  for  Deferral  of  Directors'  Fees  dated  as of  March  4,  1992
     (incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1992 (the "June 30, 1992 Form 10-Q")).

10.11* Amended and Restated 1987 Stock Option Plan (incorporated by reference to
     Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1994 (the "June 30, 1994 Form 10-Q")).

10.12*1994 Stock  Option Plan  (incorporated  by reference to Exhibit 4.1 of the
     Company's Registration Statement on Form S-8 dated June 20, 1995 No. 33-60389).

10.13* 1995 Employee Stock Purchase Plan  (incorporated  by reference to Exhibit
     4.1 of the Company's Registration Statement on Form S-8 dated June 19, 1995 No. 33-60343).

10.14* Management Incentive Plan (incorporated by reference to exhibit 10.15 to the December 31, 1992 Form 10-K).

10.15* Employee Profit Sharing Plan (incorporated by reference to Exhibit 10.16 to the December 31, 1992 Form 10-K).

10.16* Restated  PSC Inc.  401(K)  Profit  Sharing  Plan,  as of October 1, 1995
     (incorporated by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1996 (the "March 31, 1996 Form 10-Q")).

10.17Agreement  between  Symbol  Technologies,  Inc. and  Photographic  Sciences
     Corporation dated March 6, 1991 (incorporated by reference to Exhibit 10.5 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1990).

10.18Standard  Warehouse  Lease  between  Owens  &  Minor,  Inc.  and  LazerData
     Corporation  dated January 22, 1996  (incorporated  by reference to Exhibit
     10.28 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1995 (the "December 31, 1995 Form 10-K")).

10.19Credit  Agreement  dated July 12,  1996  among PSC  Acquisition,  Inc.,  as
     Borrower, PSC Inc. and Guarantor, the Initial Lenders named therein and Fleet Bank as Initial Issuing Bank and Administrative Agent, together with Form of Term A Note, Form of Term B Note and Form of Working Capital Note (incorporated by reference to Exhibit 10.2 of the 1996 8-K).

10.20First Amendment dated as of September 27, 1996 to the Credit Agreement dated as of July 12, 1996 among PSC Scanning Inc., as Borrower, PSC Inc., as Guarantor, the financial institutions party thereto and Fleet Bank as initial Issuing Bank and administrative agent (incorporated by reference to Exhibit 10.1 of the Company's Quarterly Report on Form 10-Q for the quarter ended September 27, 1996 (the "September 27, 1996 10-Q")).

10.21Securities   Purchase  Agreement  dated  July  12,  1996  among  PSC  Inc.,
     SpectraScan, Inc. and Equitable Life Assurance Society of the United States (separate but identical Securities Purchase Agreements were addressed to each of the Other Purchasers of the Senior Subordinated Notes) (incorporated by reference to Exhibit 10.1 of the 1996 8-K).

10.22Amendment No. 1 dated October 10, 1996 to Securities Purchase Agreements among PSC Inc., PSC Scanning Inc., and Equitable Life Assurance Society of the United States (separate but identical amendments were addressed to each of the other purchasers of the Senior Subordinated Notes) (incorporated by reference to exhibit 10.2 of the September 27, 1996 10-Q).

22.1     Subsidiaries of Registrant..........................................69

24.1     Consent of Independent Public Accountant, dated March 28, 1997......70

(b):     Reports on Form 8-K:

         None.

*        Management contract or compensatory plan or arrangement

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:   March 28, 1997                 PSC Inc.

                                        /s/ L. Michael Hone
                                            L. Michael Hone
                                            Chairman, Chief Executive Officer,
                                            and Director

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:  March 28, 1997                       Principal Executive Officer

                                            /s/ L. Michael Hone
                                                L. Michael Hone
                                                Chairman,
                                                Chief Executive Officer,
                                                and Director




Date:  March 28, 1997                       Chief Financial Officer

                                            /s/ William J. Woodard
                                                William J. Woodard
                                                Vice President, Treasurer
                                                and Chief Financial Officer




Date:  March 28, 1997                       Principal Accounting Officer

                                             /s/ Scott D. Deverell
                                                 Scott D. Deverell
                                                 Controller, Principal
                                                 Accounting Officer

Date:  March 28, 1997               /s/ Jay M. Eastman
                                    ------------------
                                             Jay M. Eastman
                                             Director

Date:  March 28, 1997               /s/ Robert S. Ehrlich
                                    ---------------------
                                             Robert S. Ehrlich
                                             Director

Date:  March 28, 1997               /s/ James Henry
                                    ---------------
                                             James Henry
                                             Director

Date: March 28, 1997                /s/ Donald K. Hess
                                    ------------------
                                             Donald K. Hess
                                             Director

Date: March 28, 1997                /s/ Thomas J. Morgan
                                    --------------------
                                             Thomas J. Morgan
                                             Director

Date:  March 28, 1997               /s/ James O'Shea
                                    ----------------
                                             James O'Shea
                                             Director

Date:  March 28, 1997               /s/ Jack Rosenfeld
                                    ------------------
                                             Jack Rosenfeld
                                             Director

Date:  March 28, 1997               /s/ Justin L. Vigdor
                                    --------------------
                                             Justin L. Vigdor
                                             Director

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To PSC Inc.:

We have audited the accompanying consolidated balance sheets of PSC Inc. (a New York corporation) and subsidiaries as of December 31, 1996 and 1995, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three years in the period ended December 31, 1996. These financial statements and schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of PSC Inc. and subsidiaries as of December 31, 1996 and 1995, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed in Item 14(a)2 is presented for purposes of complying with the Securities and exchange Commission's rules and is not part of the basic financial statements. The schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.



/s/ Arthur Andersen

Rochester, New York,
  January 31, 1997

                            PSC INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                (All amounts in thousands, except per share data)

                                     ASSETS
                                                                           December 31,
                                                                 ---------------------------------
                                                                      1996               1995
                                                                 ---------------     -------------
Current Assets:
  Cash and cash equivalents ....................................        $10,838           $ 5,538
  Marketable securities ........................................             --             4,204
  Accounts receivable, net of allowance for doubtful accounts
    of $1,101 in 1996 and $387 in 1995 .........................         29,501            15,897
  Inventories                                                            18,306            10,440
  Prepaid expenses and other ...................................          1,244               623
                                                                 ---------------     -------------
     Total current assets ......................................         59,889            36,702
Property, Plant and Equipment, net                                       35,612            22,157
Deferred Tax Assets ............................................         24,773             1,506
Intangible and Other Assets, net ...............................         63,087            10,872
                                                                 ===============     =============
     Total assets ..............................................       $183,361           $71,237
                                                                 ===============     =============

                      LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
  Current portion of long-term debt ............................         $9,459          $    131
  Accounts payable .............................................         15,681             8,397
  Accrued expenses .............................................         11,448             6,202
  Accrued payroll and related employee benefits ................          7,509             1,237
  Accrued acquisition related restructuring costs ..............          4,009               338
                                                                ---------------     -------------
     Total current liabilities .................................         48,106            16,305
Long-Term Debt, less current maturities ........................        117,994               492
Other Long-Term Liabilities ....................................          1,960             1,113

Commitments and Contingencies
Shareholders' Equity:
   Preferred shares, par value $.01; 10,000 shares authorized,
    none issued ...............................................             --                --
  Common shares, par value $.01; 40,000 shares authorized, 11,161 and 9,985 shares issued at December 31, 1996
    and 1995, respectively ....................................             112                100
  Additional paid-in capital ..................................          54,891             45,881
  Retained earnings/(Accumulated deficit) .....................         (39,432)             7,548
  Cumulative translation adjustment ...........................             (33)                35
  Less -- 39 treasury shares, repurchased at cost .............            (237)             (237)
                                                                 ---------------     -------------
     Total shareholders' equity ...............................          15,301            53,327
                                                                 ===============     =============
     Total liabilities and shareholders' equity ...............         $183,361           $71,237
                                                                 ===============     =============

See accompanying notes to the Consolidated Financial Statements.



                            PSC INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                (All amounts in thousands, except per share data)
                                                                     Year Ended December 31,
                                                           --------------------------------------
                                                              1996         1995         1994
                                                           ---------  ------------  -------------
Net Sales ..............................................   $ 146,051    $  87,516    $  60,447
Cost of Sales ..........................................      83,675       50,634       32,198
                                                           ---------    ---------    ---------
     Gross profit ......................................      62,376       36,882       28,249

Operating Expenses:
     Engineering, research and development .............      11,069        4,962        3,810
     Selling, general and administrative ...............      37,855       23,024       16,031
     Amortization of intangibles resulting from business
            acquisitions ...............................       3,564          877          485
     Acquisition related restructuring and other costs .      70,068         --          6,894
                                                           ---------    ---------    ---------
           Income/(loss) from operations ...............     (60,180)       8,019        1,029

Interest and Other Income/(Expense):
     Interest expense ..................................      (5,835)        (306)         (97)
     Interest income ...................................         568          594          394
     Other income/(expense) ............................        (480)         388         (187)
                                                           ---------    ---------    ---------
                                                              (5,747)         676          110
                                                           ---------    ---------    ---------

Income/(Loss) from Continuing Operations Before
     Income Tax Provision/(Benefit) ....................     (65,927)       8,695        1,139
Income Tax Provision/(Benefit) .........................     (24,393)       3,246          527
                                                           ---------    ---------    ---------
Income/(Loss) from Continuing Operations ...............     (41,534)       5,449          612

Discontinued Operations:
      Loss from discontinued operations, net of tax ....        (229)        --           --
      Loss on disposal of discontinued operations,
          net of tax ...................................      (5,217)        --           --
                                                           ---------    ---------    ---------
Total Loss from Discontinued Operations ................      (5,446)        --           --
                                                           ---------    ---------    ---------
Net Income/(Loss) ......................................   ($ 46,980)   $   5,449    $     612
                                                           =========    =========    =========

Net Income/(Loss) Per Common and
     Common Equivalent Share:
     Continuing operations .............................   ($   3.96)   $    0.54    $    0.08
     Discontinued operations ...........................       (0.52)        --           --
                                                           ---------    ---------    ---------
     Net income/(loss) .................................   ($   4.48)   $    0.54    $    0.08
                                                           =========    =========    =========


Weighted Average Number of Common
     and Common Equivalent Shares Outstanding ..........      10,490      10,013        7,617



See accompanying notes to the Consolidated Financial Statements.



                            PSC INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                           (All amounts in thousands)
                                                                                                             Retained
                                           Common Stock        Additional    Cumulative                      Earnings/
                                        ---------------------   Paid-In      Translation     Treasury      (Accumulated
                                        Shares     Amount       Capital       Adjustment       Stock          Deficit)
                                        ---------  ----------  ------------- --------------- ------------ -------------------
Balance, December 31, 1993 .......      7,239    $     73      $ 19,890       $      6        ($   191)     $  1,487

Issuance of shares according to
    Employee Stock Purchase Plan .         13          --           66              --              --           --
Exercise of options ..............        189           2          332              --              --           --
Purchase of treasury shares ......         (8)         --           --              --             (46)          --
Foreign currency translation .....         --          --           --               2              --           --
Net income .......................         --          --           --              --              --          612
                                     --------    --------     --------        --------        --------      --------
Balance, December 31, 1994 .......      7,433          75       20,288               8            (237)       2,099

Issuance of shares according to
    Employee Stock Purchase Plan .          9          --           87              --             --           --
Exercise of options ..............        194           2        1,269              --             --           --
Tax benefit from exercise or early
    disposition of certain stock
    options ......................         --          --          685              --            --            --
Issuance of stock, net ...........      2,310          23       23,552              --            --            --
Foreign currency translation .....         --          --           --              27            --            --
Net income .......................         --          --           --              --            --         5,449
                                     --------    --------     --------         --------       --------    --------
Balance, December 31, 1995 .......      9,946         100       45,881              35           (237)       7,548

Issuance of shares according to
     Employee Stock Purchase Plan          26          --          201              --            --           --
Exercise of options ..............        173           2        1,079              --            --           --
Issuance of warrants .............         --          --          600              --            --           --
Tax benefit from exercise or early
      disposition of certain stock
      options ....................         --          --          140              --            --           --
Issuance of stock, net ...........        977          10        6,990              --            --           --
Foreign currency translation .....         --          --           --             (68)           --           --
Net loss .........................         --          --           --              --            --       (46,980)
                                     ========    ========     ========         ========      ========      ========
Balance, December 31, 1996 .......     11,122    $    112     $ 54,891        ($    33)     ($   237)     ($39,432)
                                     ========    ========     ========         ========      ========      ========


See accompanying notes to the Consolidated Financial Statements.



                            PSC INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (All amounts in thousands)
                                                                           Year Ended December 31,
                                                               -------------------------------------------
                                                                     1996            1995           1994
                                                               --------------   -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income/(loss) ...........................................    ($46,980)        $5,449           $612
Adjustments to reconcile net income/(loss) to
    net cash provided by operating activities:
        Depreciation and amortization .......................        9,169         2,784          2,018
        (Gain)/loss on disposition of assets ................        3,860         (161)          1,169
        Acquired research and development write-off .........       60,100            --          3,930
        Loss on disposal of discontinued operations .........        5,217            --             --
        Deferred tax assets .................................     (23,033)           668        (1,950)
        (Increase) decrease in assets:
          Accounts receivable, net ..........................        1,760        (2,669)        (5,051)
          Inventories .......................................       (1,199)       (4,031)            151
          Prepaid expenses and other ........................         (147)           301          (793)
        Increase (decrease) in liabilities:
          Accounts payable ..................................        1,461           699          1,213
          Accrued expenses ..................................       (5,535)        1,297          1,028
          Accrued payroll and related employee benefits .....        6,272         (333)            592
          Accrued acquisition related restructuring costs ...        4,278       (1,107)          1,892
                                                             --------------   -----------    -----------
            Net cash provided by operating activities .......       15,223         2,897          4,811
                                                             --------------   -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures ........................................      (4,843)       (7,418)       (10,905)
Cash paid for acquisition of business .......................     (10,124)            --        (2,450)
Additions to intangible and other assets ....................      (1,238)       (4,443)           (40)
Issuance of notes for stock option activity .................        (382)         (593)             --
Purchase of marketable securities, net ......................          --            --        (1,335)
Proceeds from sale of marketable securities .................       4,167            --             --
                                                             --------------   -----------    -----------
            Net cash used in investing activities ...........     (12,420)      (12,454)       (14,730)
                                                             --------------   -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
Additions to long-term debt .................................         ---         1,046          6,219
Additions to other long-term liabilities ....................         648           230             17
Principal repayments of long-term debt ......................        (105)      (14,126)          (174)
Payment of other long-term liabilities .......................         --         (420)             --
Exercise of stock options and the issuance of stock and
  warants ....................................................       1,882        24,933            400
Purchase of treasury shares ..................................          --            --           (46)
Tax benefit from exercise or early disposition of
 certain stock options .......................................         140           685             --
                                                             --------------   -----------    -----------
            Net cash provided by financing activities .......        2,565        12,348          6,416
                                                             --------------   -----------    -----------
Foreign currency translation ................................         (68)            27              2
                                                             --------------   -----------    -----------
Net Increase (Decrease) in Cash and Cash Equivalents ........        5,300         2,818        (3,501)

CASH AND CASH EQUIVALENTS:
                Beginning of year ..........................         5,538         2,720          6,221
                                                              --------------   -----------    -----------
                End of year ................................       $10,838        $5,538         $2,720
                                                              ==============   ===========    ===========
Supplemental disclosures of cash flow information:
  Interest paid ............................................        $3,994       $   306        $   550
  Income taxes paid ........................................        $  833       $ 3,009        $ 2,450
  Capital leases ...........................................        $   35       $   131        $   586


See accompanying notes to the Consolidated Financial Statements.

                            PSC INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1996
                (All amounts in thousands, except per share data)


1.  DESCRIPTION OF BUSINESS

         PSC (the Company) manufactures the world's broadest line of handheld and fixed position bar code readers, verifiers and integrated sortation and point-of-sale scanning systems. The Company has developed products for automatic data collection at every stage of the product supply chain from raw material, manufacturing and warehousing, to logistics, transportation, inventory management and point-of-sale. These products are used throughout the world in food and general retail, healthcare, government and other industries.

         The Company's corporate headquarters are located in the Rochester, New York suburb of Webster. The Company designs, manufactures, sells, distributes and services its products from world-class manufacturing facilities in Webster, New York and Eugene, Oregon. These products are sold through original equipment manufacturers, value-added resellers, distributors, systems integrators and a professional sales force world wide. The Company has sales and service operations in the Americas, Europe, Asia and Australia.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

         The consolidated financial statements include the accounts of PSC Inc. and its wholly-owned subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation.

Cash and Cash Equivalents

         Cash and cash  equivalents are highly liquid  investments with original
maturities  of  three  months  or  less.  The  cost  of  the  cash   equivalents
approximates fair market value.

Marketable Securities

         Marketable securities are accounted for in accordance with Statement of Financial Accounting Standards No. 115 "Accounting for Certain Investments in Debt and Equity Securities" and are stated at current market value. Realized gains and losses are included in earnings and are derived using the specific identification method for determining the cost of securities.

Inventories

         Inventories are stated at the lower of cost (first-in, first-out) or market.

Property, Plant and Equipment

         Property, plant and equipment is recorded at cost and includes certain capitalized leases. For financial reporting purposes, depreciation and amortization are computed using the straight-line method over the following estimated useful lives:

Building and improvements .....................  10-45 years
Office furniture and equipment ................    3-7 years
Production equipment ..........................    3-8 years
Leasehold improvements ........................   3-15 years


Equipment under capital leases and leasehold improvements are amortized using the straight-line method over the shorter of the estimated useful lives of the assets or the lease term.

                            PSC INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1996
                (All amounts in thousands, except per share data)


Intangibles Resulting from Business Acquisitions

         Intangibles resulting from business acquisitions represent the excess purchase price over the fair value of net assets acquired and are amortized using the straight-line method over five to ten years, their current estimated useful lives.

         During 1996, the Company adopted Statement of Financial Accounting Standards No. 121 (SFAS No. 121), "Accounting for the Impairment of Long-lived Assets and Long-lived Assets to be Disposed of." The effect of adoption was not material. This statement requires the Company to review long-lived assets, including certain intangibles and goodwill, for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If such events or changes in circumstances are present, a loss is recognized to the extent the carrying value of the asset is in excess of the sum of the undiscounted cash flows expected to result from the use of the asset and its eventual disposition.

Other Intangibles

         Other intangibles, which consist of technology and license agreements, patents and trademarks, are recorded at cost. Amortization is calculated on a straight-line basis over periods ranging from two to ten years, their current estimated useful lives.

Income Taxes

         Income taxes are accounted for in accordance with Statement of Financial Accounting Standards No. 109 (SFAS No. 109) "Accounting for Income Taxes." SFAS No. 109 requires an asset and liability method of accounting for income taxes. Under the asset and liability method, deferred tax assets and liabilities are recognized for temporary differences between financial statement and income tax bases of assets and liabilities. Deferred tax assets and liabilities are measured using tax rates expected to apply to taxable income in the years that the temporary differences are expected to be realized. In addition, the amount of any future tax benefits is reduced by a valuation allowance until it is more likely than not that such benefits will be realized.


Net Income per Common and Common Equivalent Share

         Primary and fully diluted net income per common and common equivalent share are based on the weighted average number of shares of common stock and common stock equivalents (options and warrants) outstanding during the period, computed in accordance with the treasury stock method. The effect of considering common stock equivalents for fully diluted net income per share was not significant in 1995 and 1994. Fully diluted net income per share is not applicable for loss periods.

Foreign Currency Translation

         The financial statements of foreign operations are translated into U.S. dollars in accordance with Statement of Financial Accounting Standards No. 52 "Foreign Currency Translation." Accordingly, all assets and liabilities are translated at year-end exchange rates. The gains and losses that result from this process are shown in the cumulative translation adjustment account in the shareholders' equity section of the balance sheet. Operating transactions are translated at weighted average rates during the year. Transaction gains and losses are reflected in net income and were not material.

                            PSC INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1996
                (All amounts in thousands, except per share data)
Derivatives

         In September 1996, the Company entered into four interest rate swaps with its senior lending banks in accordance with the terms of the senior loans. These swaps commence in January 1997 and expire in September 1998. They cover only the senior loans and convert the variable rate senior debt, on an amortizing basis, into fixed rate debt, through the expiration date. The differentials to be received or paid under these agreements are recognized as an adjustment to interest expense. The fair value of interest rate swap agreements is estimated based on quotes from the market makers of these instruments and represents the estimated amounts that the Company would expect to receive or pay to terminate these agreements. The Company has no other interest rate derivatives outstanding and, as a matter of policy, does not enter into derivative agreements other than straight interest rate swaps designed to cancel variable rate exposures.

Fair Value of Financial Instruments

         The estimated fair value of the Company's financial instruments is the following at December 31:

                                                      1996             1995
                                           --------------------- -----------------
                                           Carrying     Fair     Carrying    Fair
                                            Amount      Value     Amount     Value
Cash and cash equivalents ................ $10,838     $10,838    $5,538    $5,538
Marketable securities ....................    --         --       $4,204    $4,204
Long-term debt, including current portion  $127,453   $127,453     $623      $623

         The fair values of the Company's financial instruments were determined as follows:

         Cash and cash equivalents: The carrying amount approximates fair value because of the short maturity of these instruments.

         Marketable securities: The fair value is based on quoted market prices for these or similar instruments. Accordingly, the carrying amount of marketable securities approximates fair value.

         Long-term debt, including current portion: The fair value of the long-term debt is estimated based on quoted market prices currently available on similar debt. Accordingly, the carrying amount of long-term debt approximates fair value.

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

Revenue Recognition

         Revenue from sales of the Company's products is recognized upon shipment. In conjunction with these sales, field service maintenance agreements are entered into for certain products. Maintenance revenues are deferred and recognized ratably over the term of the related maintenance period, which is typically one to three years.

                            PSC INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1996
                (All amounts in thousands, except per share data)
Use of Estimates

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Reclassification

         Certain amounts in prior years have been reclassified to conform to the 1996 presentation.

3.  ACQUISITIONS AND DISPOSITIONS

         On July 12, 1996, the Company completed its purchase agreement with Spectra-Physics AB of Sweden to acquire Spectra-Physics Scanning Systems, Inc., TxCOM S.A. and related businesses (Spectra). Spectra, which is headquartered in Eugene, Oregon, is one of the world's leading manufacturers of countertop and in-counter fixed position bar code scanners for retail point-of-sale applications. The purchase price was approximately $140 million. The purchase was funded by $125 million in cash, $10 million in the Company's common shares less a $3 million discount as the shares are unregistered and a $5 million subordinated promissory note. The $125 million cash portion was funded by a combination of the Company's cash, senior debt ($92.5 million) and subordinated debt ($30 million). The acquisition was accounted for as a purchase and is included in the 1996 Consolidated Financial Statements since the date of acquisition. The Company allocated $60.1 million of the purchase price to acquired in-process research and development as required by generally accepted accounting principles, resulting in a one-time charge to the Company's earnings in the third quarter. The remaining excess of the purchase price over the fair value of net assets acquired is approximately $58 million and will be amortized on a straight-line basis over 10 years.

         The following table sets forth the unaudited pro forma results of operations of the Company for the years ended December 31, 1996 and 1995. The unaudited pro forma results of operations assume that the operations of the Company were combined with those of Spectra as if the acquisition occurred on January 1, 1995. The unaudited pro forma results of operations are presented after giving effect to certain adjustments for depreciation, amortization of goodwill, interest expense on the acquisition financing and related income tax effects. The unaudited pro forma results of operations are based upon currently available information and upon certain assumptions that the Company believes are reasonable. The unaudited pro forma results do not purport to be indicative of the results that actually would have been achieved during the periods indicated and are not intended to be indicative of future results.

                                                           Pro Forma
                                                      Twelve Months Ended
                                                ---------------------------
                                                12/31/96           12/31/95
                                                --------           --------
Net sales ....................................  $210,961           $189,143
Income/(loss) from operations ................  (51,800)             15,444
Income/(loss) from continuing operations .....  (40,148)              1,931
Total loss from discontinued operations ......   (5,446)                 --
Net income/(loss) ............................  (45,594)              1,931
Net income/(loss) per common and common
   equivalent share:
   Continuing operations .....................   ($3.65)              $0.17
   Discontinued operations ...................    (0.49)                 --
                                                  ------             -------
   Net income/(loss) .........................   ($4.14)              $0.17
                                                 =======              =====

Weighted average shares outstanding ..........    11,008             11,216

                            PSC INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1996
                (All amounts in thousands, except per share data)

         In connection with the acquisition, liabilities assumed and cash paid were as follows:

         Fair value assets acquired .......... $161,162
         Liabilities assumed .................   17,138
           Total consideration paid ..........  144,024
         Less issuance of stock ..............    7,000
         Less amounts borrowed ...............  126,900
                                                -------
           Net cash paid for acquisition .....  $10,124

         In April 1995, the Company completed the sale of substantially all of the assets related to its image products business. This resulted in a gain of approximately $161 which was included in other income in 1995.

         On December 21, 1994, the Company acquired, for $9.25 million in cash, all of the outstanding stock of LazerData Corporation. LazerData is a leading manufacturer of fixed position, high speed line, rastering and omnidirectional bar code scanners. The Company allocated $3.9 million of the purchase price to acquired in-process research and development as required by generally accepted accounting principles and, accordingly, it was written off as of the purchase date. The remaining excess of the purchase price over the fair value of the net assets acquired of approximately $5.1 million is amortized on a straight-line basis over 10 years. The transaction was accounted for as a purchase and is included in the Consolidated Financial Statements since the date of acquisition.

         The following unaudited pro forma condensed consolidated results of operations assume the operations of the Company were combined with those of LazerData Corporation at the beginning of 1994. The unaudited pro forma information is presented after giving effect to certain adjustments for depreciation, amortization, interest expense and related income tax effects. The unaudited pro forma results do not purport to be indicative of the results that actually would have been achieved during the period indicated and are not intended to be indicative of future results.

                                                         Pro Forma
                                                    Twelve Months Ended
                                                    -------------------
                                                            12/31/94
                                                            --------
Net sales .................................................. $70,789
Acquisition related restructuring and other costs ..........   6,894
Loss from operations .......................................    (181)
Net loss ...................................................    (822)
Net loss per common and common equivalent share ............   ($.11)

        In connection with the acquisition, liabilities assumed and cash paid were as follows:

                                      1994
                                      ----
 Fair value assets acquired ....... $12,436
 Liabilities assumed ..............   3,186
   Cash paid ......................   9,250
 Less amounts borrowed ............   6,800
                                   ---------
   Net cash paid for acquisition ..$  2,450
                                    ========


4.   MARKETABLE SECURITIES

         At  December  31,  1995,  the  Company's  marketable   securities  were
classified as available for sale and these securities were recorded at fair market value. During 1996, these securities were sold at a net loss of $37.

                            PSC INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1996
                (All amounts in thousands, except per share data)
5.  INVENTORY

Inventory consists of the following at December 31:
                                          1996              1995
                                      --------------     ------------
  Raw materials ....................    $10,688           $6,914
  Work-in-process ..................      3,547            2,090
  Finished goods ...................      4,071            1,436
                                       --------          -------
                                        $18,306          $10,440
                                        =======          =======

6.  PROPERTY, PLANT AND EQUIPMENT

         Property, plant and equipment, at cost, consist of the following at December 31:

                                                1996              1995
                                             ------------      ------------
Land .....................................        $2,304          $    812
Building and improvements ................        17,569            10,516
Office furniture and equipment ...........         8,356             4,333
Production equipment .....................        12,073            10,109
Leasehold improvements ...................         3,535               499
                                             ------------      ------------
                                                  43,837            26,269
  Less:  accumulated depreciation
         and amortization ................         8,225             4,112
                                             ------------      ------------
                                                 $35,612           $22,157
                                             ============      ============

         The Company capitalized interest costs of $453 in 1994 related to the construction of its new office and manufacturing facility. There was no capitalized interest in 1996 or 1995.

         Depreciation expense for 1996, 1995 and 1994 amounted to $4,947, $1,673 and $1,407, respectively. Amortization of capital lease assets is included in depreciation expense.

7.  INTANGIBLE AND OTHER ASSET

Intangible and other assets consist of the following at December 31:

                                                        1996         1995
                                                   ----------  ----------
Intangibles resulting from business acquisitions .    $65,750      $8,016
Other intangibles ................................      2,234       3,050
Other assets .....................................      1,341       2,182
                                                  -----------  ------------
                                                       69,325      13,248
   Less:  accumulated amortization ...............      6,238       2,376
                                                  ------------ ------------
                                                      $63,087     $10,872
                                                  ============ ============


     Amortization expense for 1996, 1995 and 1994 amounted to $4,222, $1,111 and $611, respectively.

                            PSC INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1996
                (All amounts in thousands, except per share data)


8.  ACCRUED EXPENSES

Accrued expenses consist of the following at December 31:

                                             1996             1995
                                          ------------     ------------
        Accrued warranty cost .........        $3,178           $1,550
        Accrued royalty ...............         1,261            1,715
        Accrued technology licenses ...            --            1,620
        Accrued interest ..............         1,687               --
        Accrued relocation ............         1,185               --
        Other expenses ................         4,137            1,317
                                          -----------      -----------
                                              $11,448           $6,202
                                         ============     ============

9.  LONG-TERM DEBT

Long-term debt consists of the following at December 31:

                                            1996             1995
                                        --------------    -----------
Senior term loan A ....................       $55,000         $   --
Senior term loan B ....................        25,000             --
Senior revolving credit ...............        12,500             --
Subordinated term loan ................        29,428             --
Subordinated promissory note ..........         5,000             --
Other .................................           525            623
                                        --------------    -----------
                                              127,453            623
  Less:  current maturities ...........         9,459            131
                                        --------------    -----------
                                             $117,994           $492
                                        ==============    ===========

         During 1996, the Company negotiated a series of debt agreements in connection with the funding of its acquisition of Spectra. Term loan A is a senior loan with five lenders, having a final maturity in June 2001, at a current floating interest rate of 8.6% and a swapped fixed rate of 9.4% starting in 1997. Term loan B is a senior loan with four lenders, having a final maturity in December 2002, at a current floating interest rate of 9.2% and a swapped fixed rate of 9.9% starting in 1997. The swaps for both loans expire on September 30, 1998.

         The revolving credit is with the term loan lenders, matures in 2001 and has a current floating interest rate of 8.4%. The total revolving credit facility is $20.0 million, of which $12.5 million is used and outstanding at December 31, 1996. The unused portion of the revolving credit facility is subject to a commitment fee of between 0.375% and 0.5%. The senior debt facilities have collateral in all of the assets of the Company.

         The subordinated term loan is from five lenders, at a fixed rate of 11.25%, with principal payments starting in June 2003 and a final maturity in June 2006. This debt, which also contains warrants to purchase 975 shares of the Company's stock at $9.48 a share, has an associated unamortized discount of $572 which has been netted against the total outstanding balance of $30.0 million.

         The subordinated promissory note matures in 2001 and has a current floating interest rate of 9.25%. The subordinated term loan and promissory note are unsecured.

         The other debt is principally composed of capital lease obligations.

                            PSC INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1996
                (All amounts in thousands, except per share data)

         The senior debt and subordinated term loan agreements restrict payment of dividends, limit stock repurchases and require the maintenance of certain financial ratios. The Company was in compliance with all of these covenants and ratios as of December 31, 1996.

         During 1995, the Company repaid and terminated its term loan facility from which it partially financed its acquisition of LazerData Corporation in December 1994. During 1995, the Company also repaid and terminated its construction and permanent loan agreement which was used to partially fund the construction of the Company's new headquarters, manufacturing and engineering facility.

         Long-term debt maturities are as follows for years ending December 31:

           1997 ..............       $   9,459
           1998 ..............          12,406
           1999 ..............          14,402
           2000 ..............          16,281
           2001 ..............          34,949
           Thereafter ........          39,956
                               ----------------
                                      $127,453
                               ================

         The Company is a guarantor under a mortgage agreement through February 2001 relating to its former principal manufacturing facility up to $500.

10.     INCOME TAXES

The provision for (benefit from) income taxes consisted of the following for the years ended December 31:

                                   1996              1995          1994
                               --------------     -----------    ----------
Current:
  Federal ...................       ($1,589)          $1,686        $2,230
  State .....................             65             341           534
  Foreign ...................            164             551           171
Deferred:
  Federal ...................       (21,176)             585       (2,138)
  State .....................        (1,857)              83         (270)
                               ==============     ===========    ==========
      Total .................      ($24,393)          $3,246          $527
                               ==============     ===========    ==========

         A reconciliation between the statutory U.S. federal income tax rate and the Company's effective tax rate is as follows for the years ended December 31:

                                                  1996        1995        1994
                                                ----------  ---------  ---------
Computed "expected" tax expense ...............   34.0%       34.0%       34.0%
Tax benefit - net operating loss carryforward .    --          --        (35.1%)
Write-off of intangible assets ................    --          --         18.2%
Change in valuation reserve ...................   2.3%       (4.7%)      (10.2%)
State income taxes, net of
  federal income tax benefit ..................   1.8%        3.2%        31.0%
Goodwill amortization .........................   0.2%        1.4%        14.5%
Miscellaneous items, net ......................  (1.3%)       3.4%        (6.1%)
                                                ----------  ---------  ---------
                                                  37.0%       37.3%       46.3%
                                                ==========  =========  =========

                            PSC INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1996
                (All amounts in thousands, except per share data)

         The deferred tax assets/(liabilities) are comprised of the following at December 31:

                                                      1996             1995
                                                   ------------     ------------
Receivables ......................................        $327             $145
Inventory ........................................       1,405              386
Warranty reserves ................................       1,175              578
Acquisition related restructuring and other costs        1,828              293
Acquired in-process research and development costs      22,226            1,360
Property, plant & equipment ......................       (688)            (531)
Other, net .......................................         636              130
                                                   ------------     ------------
                                                        26,909            2,361
Less:  valuation allowance .......................     (2,136)            (621)
                                                   ============     ============
Net deferred tax asset ...........................     $24,773           $1,740
                                                   ============     ============

         In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. Management considers among other things, the scheduled reversal of deferred tax liabilities, projected future taxable income, tax planning strategies and positions taken by taxing authorities on various issues related to the deductibility of certain costs in making this assessment. The Company has recorded a valuation allowance to reflect the estimated realizable amount of deferred tax assets.

11.  COMMITMENTS AND CONTINGENCIES

Operating Lease Agreements

         Certain equipment and properties are rented under noncancelable operating leases that expire at various dates through 2001. Total rental expense under operating leases was approximately $1,214, $786 and $379, for the years ended December 31, 1996, 1995 and 1994, respectively.

         Future minimum lease payments required under these agreements are as follows for the years ending December 31:

          1997 ..............    $1,480
          1998 ..............     1,124
          1999 ..............       677
          2000 ..............       294
          2001 ..............       214
                              ==========
                                 $3,789
                              ==========

Employment Agreements

         The Company has an employment contract with the Chairman and Chief Executive Officer which expires on December 31, 1999 and for which the Company has a minimum commitment aggregating approximately $1,444 at December 31, 1996. The commitment is payable ratably over the term of the contract.

                            PSC INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1996
                (All amounts in thousands, except per share data)


Royalty Agreements

         The Company currently has cross-license agreements with certain industry competitors. Under these agreements, royalties are paid by the Company on sales of certain licensed products. Royalty expense under these agreements was included in selling, general and administrative expense in 1996, 1995 and 1994.

Legal Matters

         The automatic identification and data capture industry is characterized by substantial litigation regarding patent and other intellectual property rights. The Company aggressively defends its patents and other proprietary rights, and is currently a plaintiff in two lawsuits alleging patent infringements on the part of others, and these proceedings involve counterclaims against the Company. In addition, there is litigation pending in the United States District Court for the Western District of New York between the Company and one of its customers, on the one hand, and Symbol Technologies, Inc. (Symbol) on the other, involving certain of Symbol's patents. In that action, the Company has also alleged violation of the antitrust laws and unfair practices by Symbol and Symbol has alleged breaches of certain license agreements between the Company and Symbol. The litigation is in the early stages of discovery. The Company has also assumed the responsibility of defending the action on behalf of its customer and has provided certain rights of indemnification to its customer. The Company intends to defend itself and its customer vigorously. Although the Company maintains that Symbol's patents are invalid, that the Company has not infringed the patents, or both, and that the Company has not, as was alleged, breached the Symbol license, there can be no assurance that this or any other action will be decided or settled in the Company's favor. There can be no assurance that others will not assert claims against the Company that result in litigation. Any such litigation could result in significant expense, adversely impact the Company's marketing, give rise to certain indemnity rights on the part of customers and divert the Company's attention from other matters. If any of the Company's products were found to infringe a third-party patent, the third party could be entitled to injunctive relief, which would prevent the Company from selling any such infringing products. In addition, the Company could be required to pay monetary damages. Although the Company could seek a license to sell products determined to infringe a third-party patent, there can be no assurance that a license would be available on terms acceptable to the Company. The Company could also attempt to redesign any infringing products so as to avoid infringement, although any effort to do so could be expensive and time-consuming, and there can be no assurance the effect would be successful.

                            PSC INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1996
                (All amounts in thousands, except per share data)

12.  SHAREHOLDERS' EQUITY

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

         In 1987, the Company adopted the 1987 Stock Option Plan (1987 SOP). Options under the 1987 SOP may be granted to employees, consultants, directors and officers. Under the 1987 SOP, all options vest over a period of years following the date of grant. In 1994, the Company adopted the 1994 Stock Option Plan (1994 SOP). Options outstanding under prior stock option plans continue in effect according to their original terms. Under the 1994 SOP, the Company may grant stock options to employees, consultants, directors and officers. The 1994 SOP provides that options may vest over time or based upon the performance of the Company's stock, or both, at the discretion of the Board of Directors. Options under both plans must be issued at an exercise price not less than fair market value on date of grant. Options issued under both plans expire five to ten years from date of grant unless employment is terminated or death occurs earlier.

         In accordance with the provisions of the Plans, the Company may make loans to participants to finance the exercise price and related income taxes upon the exercise of an option. During 1996, the Company granted two loans to the Chairman and Chief Executive Officer, totaling $382. Each loan is a five-year loan at an interest rate of 9.50% and is secured by the shares purchased with the proceeds of the loan. During 1995, the Company granted two loans to participants, both of whom are members of the Board of Directors of the Company, totaling $593. Each loan is a five-year loan at an interest rate of 7.34% and is secured by the shares purchased with the proceeds of the loan.

         The Company accounts for its Stock Option Plans and Employee Stock Purchase Plan under APB Opinion No. 25, "Accounting for Stock Issued to Employees," under which no compensation cost has been recognized. In October 1995, Statement of Financial Accounting Standards No. 123 (SFAS No. 123), "Accounting for Stock-Based Compensation," was issued. This statement encourages, but does not require, companies to use the fair value based method to measure compensation cost, which is then recognized over the service period (usually the vesting period). The Company continues to measure compensation cost using the intrinsic value method as prescribed by APB Opinion No. 25. Had compensation cost for these plans been determined based on the fair value at the grant dates for awards consistent with SFAS No. 123, the Company's pro forma amounts for net income and earnings per share would have been as follows:

                                           1996              1995
                                           ----              ----
Net income/(loss) as reported .......... ($46,980)          $5,449
Net income/(loss) pro forma ............ ($48,501)          $5,325

Net income/(loss) per common and common
    equivalent share as reported .......  ($4.48)           $0.54
Net income/(loss) per common and
    common equivalent share pro forma ..  ($4.62)           $0.53

         SFAS No. 123 has only been applied to options granted, warrants issued and Employee Stock Purchase Plan purchases after January 1, 1995. As a result, the pro forma compensation expense may not be representative of that to be expected in future years.

                            PSC INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1996
                (All amounts in thousands, except per share data)

         The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in 1996 and 1995:

                                        1996              1995
                                        ----              ----
Risk free interest rate .............   5.95%            6.66%
Expected dividend yield .............      0%                0%
Expected lives ......................  4 years          4 years
Expected volatility .................    45%              45%
Fair value of options granted .......   $3.31            $5.45


         The following is a summary of the activity in the Company's stock option plans for the years ended December 31:

                                                            Weighted                 Weighted                  Weighted
                                                            Average                  Average                   Average
                                                 1996        Price        1995        Price        1994         Price
                                              -----------    -----       -------     -------      ----------   ------
Options outstanding at beginning of
    period ..................................      2,138     $8.41          2,299     $8.02         1,320      $7.14
Options granted .............................        953      7.78            105     12.54         1,354       8.02
Options exercised ...........................      (173)      6.27          (200)      6.52        (226)       1.77
Options forfeited/canceled ..................      (100)      8.06           (66)      6.84        (149)       7.69
                                              -----------               ----------
                                                                                                 =========
Options outstanding at end of period ........      2,818     $8.33          2,138     $8.41         2,299      $8.02
                                              ===========               ==========               =========
Number of options at end of period:
   Exercisable ..............................      1,630                    1,575                   1,133
   Available for grant ......................        784                    1,637                   1,676


         The Company was able to realize an income tax benefit in 1996 and 1995 from the exercise or early disposition of certain stock options. For financial reporting purposes, this benefit resulted in a decrease in current income taxes payable and an increase in additional paid-in capital.

Warrants

         The acquisition of Spectra was financed, in part, by senior subordinated notes. In connection with the subordinated term loan, warrants (Warrants) evidencing rights to purchase an aggregate of 975 Common shares of the Company were issued and sold to the purchasers of the subordinated debt. These Warrants have an exercise price of $9.48 per share and may be exercised between July 12, 1997 and July 12, 2006. The holders of the Warrants have certain rights relating to registration and to the repurchase by the Company of the Warrants and the shares issued upon the exercise of the Warrants under certain circumstances.

         The fair value of the warrants issued is estimated on the date of issuance using the Black-Scholes option pricing model with the following weighted average assumptions used for issues in 1996 and 1995:

                                           1996         1995
                                           ----         ----
         Risk free interest rate .......  6.55%          n/a
         Expected dividend yield .......     0%          n/a
         Expected lives ................  4 years        n/a
         Expected volatility ...........     45%         n/a
         Fair value of warrants issued .  $4.22          n/a

                            PSC INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1996
                (All amounts in thousands, except per share data)

Employee Stock Purchase Plan

         The Company has a Stock Purchase Plan (the Plan) under which 250 shares of its common stock can be issued. Under the terms of the Plan, eligible employees may purchase shares of the Company's common stock semi-annually on approximately January 1 and July 1 through payroll deductions. The purchase price is the lower of 85% of the fair market value of the stock on the first or last day of each six month offering period. Employees purchased approximately 26 shares at an average price of $7.82 per share, 9 shares at an average price of $9.16 per share and 13 shares at an average price of $5.16 per share during 1996, 1995 and 1994, respectively. The Plan expires on December 31, 2000.

         The fair value of each option grant is estimated on the first day of the offering period using the Black-Scholes option pricing model with the following weighted average assumptions for grants in 1996 and 1995:

                                      1996            1995
                                      ----            ----
Risk free interest rate ..........    5.89%           6.10%
Expected dividend yield ..........       0%            0%
Expected lives ...................   6 mos.          6 mos.
Expected volatility ..............     45%             45%
Fair value of options granted ....    $2.54           $3.78

Other Agreements

         During 1993, the Company's Board of Directors authorized a plan, which was terminated in 1995, under which the Company's management could repurchase its common shares in the open market. The plan authorized the repurchase of up to 500 shares which will be held as treasury shares. No shares were repurchased in 1996 or 1995. The Company repurchased eight shares in 1994 at a cost of $46.

13.  401(K) PLANS

         The Company currently has two 401(k) plans. The first plan is available to U.S. employees meeting certain service and eligibility requirements, except for employees who work for the former Spectra group. The Company pays a monthly matching contribution equal to 50% of the employees' contributions up to a maximum of 5% of their compensation. Plan expense was $210, $193 and $143 for 1996, 1995 and 1994, respectively.

         The second plan is available to U.S. employees who work for the former Spectra group and meet certain service and eligibility requirements. The Company pays a monthly matching contribution equal to 50% of the employees' contributions up to a maximum of 6% of their compensation. Plan expense was $167 for 1996.

         The Company intends on merging these two plans in 1997.

14.  ACQUISITION RELATED RESTRUCTURING AND OTHER COSTS

         During the third quarter of 1996, the Company recorded a one-time, pretax charge of $10.0 million for the cost of restructuring its existing operations with those of Spectra which was acquired in July 1996. Of the total restructuring charge, approximately $5.0 million was associated with the closing of the Company's Sanford, Florida manufacturing facility and relocating those operations to its Webster, New York facility, $3.6 million was related to the write-off of previously existing intangible and tangible assets and $1.4 million was recorded for employee severance and benefit costs for the elimination of seven positions. As of December 31, 1996, all positions targeted in the restructuring program have been eliminated. Restructuring actions are expected to be substantially completed by the end of 1997. The restructuring accrual as of December 31, 1996 was approximately $4.7 million of which $0.7 million relates to long-term contractual obligations. There have been no reallocations or reestimates to date.

                            PSC INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1996
                (All amounts in thousands, except per share data)

         In addition, in the third quarter of 1996, the Company allocated $60.1 million of the Spectra purchase price to acquired in-process research and development projects, which represents the estimated fair values related to these projects determined by an independent appraisal. Proven valuation procedures and techniques were utilized in determining the fair market value of each intangible asset. The development technologies were evaluated to determine that there were no alternative future uses. Such evaluation consisted of a specific review of the efforts, including the overall objectives of the project, progress toward the objectives and uniqueness of developments toward these objectives. To bring these projects to fruition, high risk developmental issues need to be resolved which will require substantial additional effort and testing. Therefore, technological feasibility of these new products has not yet been achieved. As these projects have not reached technological feasibility and alternative future use of these developmental technologies, apart from the objectives of the individual projects, does not exist, these costs were expensed as of the acquisition date. The acquisition related restructuring and other costs reduced 1996 income before income taxes, net income and net income per share by $70.1 million, $44.2 million and $4.21, respectively.

         In the fourth quarter of 1994, the Company provided a pretax charge of approximately $3.0 million for the costs of restructuring its existing fixed position scanner product lines with those of LazerData Corporation which was acquired in December 1994. Of the total pretax charge, approximately $1.6 million was to recognize anticipated costs associated with the consolidation of manufacturing and office facilities, $0.7 million related to write-offs of previously existing intangible assets and $0.7 million was provided for employee severance and benefit costs for the elimination of approximately 12 manufacturing and engineering support positions. As of December 31, 1996, all positions targeted in the restructuring program have been eliminated. Restructuring actions are substantially completed as of December 31, 1996. The restructuring accrual as of December 31, 1996 was approximately $0.4 million. There have been no reallocations or reestimates to date.

         In addition, in the fourth quarter of 1994, the Company allocated $3.9 million of the LazerData purchase price to acquired in-process research and development projects, which represented the estimated fair values related to these projects determined by an independent appraisal. Proven valuation procedures and techniques were utilized in determining the fair market value of each intangible asset. The development technologies were evaluated to determine that there were no alternative future uses. As these projects have not reached technological feasibility and alternative future uses of these developmental technologies do not exist, these costs were expensed as of the acquisition date. The acquisition related restructuring and other costs reduced 1994 income before income taxes, net income and net income per share by $6.9 million, $4.5 million and $0.56, respectively.

15.  DISCONTINUED OPERATIONS

         During the third quarter of 1996, the Company adopted a plan to dispose of its TxCOM subsidiary. TxCOM was acquired as part of the Spectra acquisition. The net loss of the TxCOM operation from July 12, 1996 to December 31, 1996 was $229 and is included in the Consolidated Statement of Operations under "Discontinued Operations." Net sales for TxCOM for this period were $1,615. The loss on disposal of discontinued operations reflected in the Consolidated Statement of Operations of $5,217 includes the write-down of the assets to their net realizable value and the estimated costs of disposing of this division, net of expected tax benefits applicable.

16.  SIGNIFICANT CUSTOMER INFORMATION

         The Company sells its products principally to original equipment manufacturers, value-added resellers, distributors and systems integrators. During 1996, no individual customer accounted for greater than 10% of net sales. During 1995 and 1994, net sales to the Company's largest customer accounted for approximately 17% and 22%, respectively. During 1994, the Company's second largest customer accounted for approximately 10% of net sales. No other customers were responsible for greater than 10% of net sales in 1995 or 1994. The Company's arrangements with major customers are generally nonexclusive.

                            PSC INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1996
                (All amounts in thousands, except per share data)



17.  INTERNATIONAL SALES

         International sales by geographic area are as follows for the years ended December 31:

                                        1996          1995        1994
                                    -------------  ---------   ----------
Europe ...........................        $31,985    $11,004       $5,588
Pacific Rim ......................         11,667      5,377        3,484
North America,
   excluding the United States ...          5,426      2,003        1,295
Other ............................          6,079        954          871
                                    -------------  ---------   ----------
                                          $55,157    $19,338      $11,238
                                    =============  ==========  ===========


18.  SELECTED QUARTERLY FINANCIAL DATA:  (UNAUDITED)

                                        First          Second         Third         Fourth
                                       Quarter         Quarter       Quarter        Quarter
                                      ---------      ----------    -----------   ------------

Year Ended December 31, 1996
-----------------------------
Net sales ...........................    $21,499       $22,052        $46,486        $56,014
Gross profit ........................      9,156         8,564         20,283         24,373
Income (loss) from continuing
    operations ......................        435           211       (43,444)          1,264
Loss from discontinued operations ...         --            --        (5,331)          (115)
Net Income (loss) ...................        435           211       (48,775)          1,149

Net  income (loss) per common
  and common equivalent share:
Continuing operations ...............      $0.04         $0.02        ($3.99)          $0.11
Discontinued operations .............         --            --         (0.49)         (0.01)
                                          ------        ------         ------         ------
Net Income (loss) ...................      $0.04         $0.02        ($4.48)         $0.10
                                           =====         =====        =======         =====

Year Ended December 31, 1995
-----------------------------------

Net sales ...........................    $22,263       $21,315        $22,483        $21,456
Gross profit ........................     10,502         9,308          8,895          8,177
Net income ..........................      1,881         1,734          1,566            268

Net income per common
    and common equivalent share .....       $.22          $.16           $.15           $.03


                            PSC INC. AND SUBSIDIARIES

                        VALUATION AND QUALIFYING ACCOUNTS

              FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

                           (All amounts in thousands)


                                         1996        1995        1994
                                         ----        ----        ----
Accounts Receivable Reserve-
BALANCE, at beginning of year .........  $387        $576        $183
  Provision for doubtful accounts .....   168        (134)        230
  Write-offs of doubtful accounts,
     net of recoveries ................  (200)        (55)        (12)
  Other ...............................   746 (1)       -         175  (2)
                                        ------     -------       -----
BALANCE, at end of year ...............$1,101         $387       $576
                                       ======         ====       ====


(1) Amount represents the reserve recorded in connection with the acquisition of Spectra.

(2) Amount represents the reserve recorded in connection with the acquisition of LazerData Corporation.