Form 10-Q
period 1997-04-04
PSC INC
filed 1997-05-14
CIK 319379

===========================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549



                                    FORM 10-Q


(Mark One)

       |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended April 4, 1997

                                       OR

  |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934


                           Commission File No. 0-9919

                                    PSC INC.
          (Exact name of Registrant as Specified in Its Charter)


           New York                                     16-0969362
-------------------------------                     ------------------------
(State or other jurisdiction of                       (I.R.S. Employer
incorporation or organization)                       Identification No.)


675 Basket Road, Webster, New York                         14580
----------------------------------                         -----
(Address of principal executive offices)                  (Zip Code)


                              (716) 265-1600
                              --------------
           (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the 12 months preceding (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

As of May 9, 1997 there were 11,176,300 shares of common stock outstanding.

===========================================================================

                            PSC Inc. AND SUBSIDIARIES

                                      INDEX

                                                      PAGE NUMBER
PART I  FINANCIAL INFORMATION

      Item 1 -Financial Statements

            Consolidated Balance Sheets as of
            April 4, 1997 (Unaudited) and
            December 31, 1996..................................3 - 4

            Consolidated Statements of Operations and
            Retained Earnings for the three
            months ended:
            April 4, 1997 (Unaudited) and
            March 31, 1996 (Unaudited) ............................5

            Consolidated Statements of Cash Flows
            for the three months ended:
            April 4, 1997 (Unaudited) and
            March 31, 1996 (Unaudited) ............................6

            Notes to Consolidated Financial
            Statements (Unaudited) ............................7 - 9

      Item 2 -Management's Discussion and Analysis of
            Financial Condition and Results of
            Operations ......................................10 - 11

PART II  OTHER INFORMATION

Item 1    -Legal Proceedings......................................12

Item 2    -Changes in Securities..................................12

Item 3    -Defaults upon Senior Securities........................12

Item 4    - Submission of Matters to a Vote of Security Holders   12

Item 5    -Other Information......................................12

Item 6    - Exhibits and Reports on Form 8-K......................12

                         PART I - FINANCIAL INFORMATION

Item 1:     Financial Statements

                            PSC Inc. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                           (All amounts in thousands)
                                                          April 4,      Dec. 31,
                                                            1997           1996
                                                        (Unaudited)
                                                        -----------     --------
ASSETS

CURRENT ASSETS
     Cash and cash equivalents .....................      $  3,595      $ 10,838
     Accounts receivable, net of allowance
         for doubtful accounts of $1,107
        and $1,101, respectively ...................        29,905        29,501
     Inventories ...................................        20,381        18,306
     Prepaid expenses and other ....................         1,766         1,244
                                                             -----         -----

     TOTAL CURRENT ASSETS ..........................        55,647        59,889

PROPERTY, PLANT AND EQUIPMENT, net
     of accumulated depreciation of $9,563
     and $8,225, respectively ......................        36,544        35,612

DEFERRED TAX ASSETS ................................        23,868        24,773

INTANGIBLE AND OTHER ASSETS,
 net of accumulated amortization
 of $7,566 and $6,238, respectively ................        61,124        63,087
                                                          --------      --------


TOTAL ASSETS .......................................      $177,183      $183,361
                                                          ========      ========

SEE ACCOMPANYING NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS.

                            PSC Inc. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                           (All amounts in thousands)
                                   (Continued)

                                                            April 4,    Dec. 31,
                                                             1997         1996
                                                          (Unaudited)
                                                          ----------    -------
LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
       Current portion of long-term debt .............     $ 9,773    $   9,459
       Accounts payable ..............................      19,377       15,681
       Accrued expenses ..............................       9,383       11,448
       Accrued payroll and related employee benefits .       3,529        7,509
       Accrued acquisition related restructuring costs       2,442        4,009
                                                         ---------    ---------

      TOTAL CURRENT LIABILITIES ......................      44,504       48,106


LONG-TERM DEBT, less current maturities ..............     115,408      117,994

OTHER LONG-TERM LIABILITIES ..........................       1,645        1,960



SHAREHOLDERS' EQUITY
       Preferred shares, par value $.01;
         10,000 shares authorized, none issued .......        --           --
       Common shares, par value $.01;
         40,000 authorized, 11,176 and 11,161
         shares issued and outstanding ...............         112          112
       Additional paid-in capital ....................      54,981       54,891
       Retained earnings/(Accumulated deficit) .......     (38,562)     (39,432)
       Cumulative translation adjustment .............        (668)         (33)

       Less treasury stock, 39 shares
        repurchased, at cost .........................        (237)        (237)
                                                         ---------    ---------

      TOTAL SHAREHOLDERS' EQUITY .....................      15,626       15,301
                                                         ---------    ---------

TOTAL LIABILITIES AND SHAREHOLDERS'
   EQUITY ............................................   $ 177,183    $ 183,361
                                                         =========    =========

SEE ACCOMPANYING NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS.


                            PSC Inc. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF OPERATIONS AND RETAINED EARNINGS
             (All amounts in thousands, except per share data)
                                   (Unaudited)
                                                                 Three Months Ended
                                                              April 4,       March 31,
                                                                1997           1996
                                                                ----           ----

NET SALES ..................................................   $ 54,236    $ 21,499

COST OF SALES ..............................................     31,535      12,343
                                                               --------    --------
      Gross profit .........................................     22,701       9,156

OPERATING EXPENSES:
      Engineering, research and development ................      3,441       1,780
      Selling, general and administrative ..................     13,076       6,523
      Amortization of intangibles resulting
         from business acquisitions ........................      1,677         223
                                                               --------    --------
           Income from operations ..........................      4,507         630

INTEREST AND OTHER INCOME/(EXPENSE):
      Interest expense .....................................     (3,368)        (13)
      Interest income ......................................        151         111
      Other income/(expense) ...............................        116         (37)
                                                               --------    --------
                                                                 (3,101)         61
      Income from continuing operations before
        income tax provision ...............................      1,406         691

      Income tax provision .................................        520         256
                                                               --------    --------
      Income from continuing operations ....................        886         435
      Discontinued operations:
      Loss from discontinued operations ....................         16        --
                                                               --------    --------
      Net income ...........................................   $    870    $    435
                                                               ========    ========

NET INCOME PER COMMON &
      COMMON EQUIVALENT SHARE:
      Continuing operations ................................   $   0.08    $   0.04
      Discontinued operations ..............................       0.00        0.00
                                                               --------    --------
      Net income ...........................................   $   0.08    $   0.04
                                                               ========    ========

WEIGHTED AVERAGE NUMBER OF
    COMMON AND COMMON EQUIVALENT
    SHARES OUTSTANDING: ....................................     11,302      10,204

RETAINED EARNINGS/(ACCUMULATED DEFICIT):
      Retained earnings/(Accumulated
         deficit), beginning of period .....................   ($39,432)   $  7,548
      Net income ...........................................        870         435
                                                                    ---         ---
      Retained earnings/(Accumulated deficit), end of period   ($38,562)   $  7,983
                                                               ========    ========


SEE ACCOMPANYING NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS.


                            PSC INC. and SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (All amounts in thousands)
                                   (Unaudited)

                                                                             Three Months Ended
                                                                          April 4,        March 31,
                                                                            1997            1996
                                                                            ----            ----

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net  Income .....................................................       $ 870            $ 435
   Adjustments  to  reconcile  net  income
     to net cash provided by (used in) operating activities:
      Depreciation and amortization .................................      3,275            1,139
      Loss on disposition of assets .................................        109               37
      Deferred tax assets ...........................................        905               64
      Decrease (increase) in assets:
         Accounts receivable ........................................       (404)             668
         Inventories ................................................     (2,075)            (937)
         Prepaid expenses and other .................................       (522)            (130)
      Increase (decrease) in liabilities:
         Accounts payable ...........................................      3,696           (1,379)
         Accrued expenses ...........................................     (2,065)             757
         Accrued payroll and related employee benefits ..............     (4,053)            (444)
         Accrued acquisition related restructuring costs ............     (1,657)            (292)
                                                                          ------             ----

           Net cash used in operating activities ....................     (1,921)             (82)
                                                                          ------              ---

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures, net ........................................     (2,499)            (519)
   Additions to intangible and other assets, net ....................        146             (428)
   Proceeds from sale of investments ................................         --            4,167
                                                                              --            -----
           Net cash (used in) provided by investing activities ......     (2,353)           3,220
                                                                          ------            -----

CASH FLOWS FROM FINANCING ACTIVITIES:
   Additions to long-term debt ......................................       --                 --
   Principal repayments of long-term debt ...........................     (2,272)             (30)
   Payment of other long-term liabilities ...........................       (152)              --
   Exercise of stock options and sale of common stock ...............         90              118
                                                                              --              ---
           Net cash (used in) provided by financing activities ......     (2,334)              88

FOREIGN CURRENCY TRANSLATION ........................................       (635)             (33)

NET (DECREASE)/INCREASE  IN CASH AND CASH EQUIVALENTS ...............     (7,243)           3,193

CASH AND CASH EQUIVALENTS:
      Beginning of period ...........................................     10,838            5,538
                                                                        --------         --------

      End of period .................................................   $  3,595         $  8,731
                                                                        ========         ========

SEE ACCOMPANYING NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS.

                            PSC Inc. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
        FOR  THE THREE  MONTHS  ENDED  April 4,  1997 and  March  31,  1996
                (All amounts in thousands, except per share data)
                                   (Unaudited)

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    The accompanying consolidated financial statements have been prepared by the Company without audit. In the opinion of management, these financial statements include all adjustments necessary to present fairly the Company's financial position as of April 4, 1997, and the results of operations and its cash flows for the three months ended April 4, 1997 and March 31, 1996. The results of operations for the three months ended April 4, 1997 are not necessarily indicative of the results to be expected for the full year.

    Certain information and disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The accompanying financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 1996 annual report on Form 10-K.

    NET INCOME PER COMMON AND COMMON EQUIVALENT SHARE

    The Company's accounts for net income per common and common equivalent share in accordance with the provisions of Accounting Principles Board Opinion No. 15 (APB No. 15). In March 1997, Statement of Financial Accounting Standards No. 128 (SFAS No. 128), "Earnings per Share" was issued. SFAS No. 128 replaces primary Earnings Per Share (EPS) with basic EPS. Basic EPS is computed by dividing reported earnings available to common stockholders by weighted average shares outstanding. No dilution for common share equivalents is included. Fully diluted EPS, now called diluted EPS, is still required. The Company is required to adopt SFAS No. 128 retroactively for periods ending after December 15, 1997. On a pro forma basis, basic EPS and diluted EPS for the three month period ended April 4, 1997 were $0.08, the same as reported EPS.

    INVENTORIES

    Inventories are stated at the lower of cost (first-in, first-out method) or market. Elements of cost include materials, labor, and overhead and consist of the following:

                          April 4, 1997      December 31, 1996
                          -------------      -----------------
      Raw materials        $ 11,602               $ 10,688
      Work-in-process         4,036                  3,547
      Finished goods          4,743                  4,071
                         ----------              ---------
                           $ 20,381                $18,306
                           ========                =======

                            PSC Inc. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
        FOR  THE THREE MONTHS ENDED April 4, 1997 and March 31 1996
               (All amounts in thousands, except per share data)
                                   (Unaudited)


 (2)  LONG-TERM DEBT

    Long-term debt consists of the following:

                                    April 4,   Dec. 31,
                                      1997       1996
                                      ----       ----
Senior Term Loan A ..............   $ 53,000   $ 55,000
Senior Term Loan B ..............     24,750     25,000
Senior revolving credit .........     12,500     12,500
Subordinated term loan ..........     29,443     29,428
Subordinated promissory note ....      5,000      5,000
Other ...........................        488        525
                                    --------   --------
                                     125,181    127,453
Less:  current maturities .......      9,773      9,459
                                    --------   --------
                                    $115,408   $117,994
                                    ========   ========

(3) SHAREHOLDERS' EQUITY

    During the three month period ended April 4, 1997, employees purchased approximately 15 shares at $6.06 per share under the provisions of the Company's Employee Stock Purchase Plan.

    Changes in the status of options under the Company's stock option plans are summarized as follows:


                                                Jan. 1,                 Jan 1,
                                                 1997                    1996
                                                  to       Weighted       to       Weighted
                                                Apr. 4,     Average     Dec. 31,    Average
                                                 1997        Price       1996        Price
                                                 ----        -----       ----        -----
    Options outstanding at beginning of period   2,818       $8.33       2,138       $8.41
    Options granted ...........................      5        7.73         953        7.78
    Options exercised .........................     (1)       6.12        (173)       6.27
    Options forfeited/canceled ................   (263)       9.17        (100)       8.06
    Options outstanding at end of period ......  2,559        8.25       2,818        8.33

    Number of options at end of period:
      Exercisable .............................  1,727                   1,630
      Available for grant .....................  1,042                     784

                            PSC Inc. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
        FOR  THE THREE MONTHS ENDED April 4, 1997 and March 31 1996
               (All amounts in thousands, except per share data)
                                   (Unaudited)


(4) PRO FORMA RESULTS OF OPERATIONS

    The following unaudited pro forma condensed results of operations combine the operations of the Company with those of PSC Scanning, Inc. (formerly Spectra-Physics Scanning Systems, Inc.), TxCOM S.A. and related businesses ("Spectra") as adjusted for the acquisition on July 12, 1996 by the Company of certain of the assets and liabilities of Spectra. The pro forma results of operations are presented as if the acquisition was consummated on January 1, 1996.

    The pro forma information is presented after giving effect to certain adjustments for depreciation, amortization, interest expense and related income tax effects. The pro forma results do not purport to be indicative of the results that actually would have been achieved during the periods indicated and are not intended to be indicative of future results.

                                                     Pro Forma Three
                                                      Months Ended
                                                      March 31,1996
                                                      -------------
      Net sales .....................................    $53,017
      Income from operations ........................      5,567
      Income from continuing operations .............      1,611
      Loss from discontinued operations .............         --
      Net income ....................................      1,611

      Net income per common and common equivalent share:
        Continuing operations .......................      $0.14
        Discontinued operations .....................       0.00
                                                            ----
        Net income ..................................      $0.14
                                                           =====

      Weighted average shares outstanding ...........     11,181

(5)   SUBSEQUENT EVENT

     On April 30, 1997, L. Michael Hone resigned as Chief Executive Officer, as Chairman of the Board of Directors and as a member of the Board of Directors of the Company. In connection with the resignation, the Company entered into a Severance Agreement with Mr. Hone. The agreement provides Mr. Hone with severance payments of up to $1.25 million, a performance bonus for 1997 if the Company achieves certain sales and profitability targets, forgiveness of certain promissory notes and continued health and other benefits for a period of three years. The agreement contains a covenant not to compete and also requires Mr. Hone to provide consulting services for no additional consideration.

Item 2:  Management's Discussion and Analysis of Financial Condition
            and Results of Operations
General

The following discussion and analysis should be read in conjunction with the Consolidated Financial Statements and Notes to Consolidated Financial Statements of the Company's December 31, 1996 annual report on Form 10-K.

Results of Operations:

Net Sales. Consolidated net sales during the three months ended April 4, 1997 increased $32.7 million or 152% compared with the same period in 1996. The increase is due to the inclusion of Spectra product sales and increased sales volumes of the Company's QuickScan handheld scanner products and its scan engine products. International net sales increased 406% primarily due to the Spectra acquisition and represented approximately 45% of net sales in the first quarter of 1997 versus 22% of net sales in the first quarter of 1996.

Gross Profit. Consolidated gross profit during the three months ended April 4, 1997 increased $13.5 million or 148% compared with the same period in 1996. As a percentage of sales, gross profit decreased from 42.6% to 41.9%. The decrease in gross profit percentage is primarily due to lower average selling prices of certain of its products and the effect of foreign currency translation.

Engineering, Research and Development. Engineering, Research and Development (ER&D) expenses increased $1.7 million or 93%, as compared to the same period in 1996. As a percentage of sales, ER&D was 6.3% in the first quarter of 1997 versus 8.3% in the first quarter of 1996. The dollar increases were primarily due to the inclusion of Spectra.

Selling, General and Administrative. Selling, General and Administrative (SG&A) expenses increased $6.6 million or 100%, as compared to the same period in 1996. As a percentage of sales, SG&A was 24.1% in 1997 versus 30.3% in 1996. The increased dollar amount is primarily due to the inclusion of Spectra and litigation expenses related to the Company's patent infringement lawsuit with Symbol Technologies, Inc.

Acquisition Related Restructuring and Other Costs . During the 1994 fourth quarter, the Company recorded a one-time pretax restructuring charge of $3.0 million. The charge related to the integration of the Company's existing fixed position scanner product lines with those of LazerData, which was acquired in December 1994. The restructuring program in part, provided for employee severance and benefit costs for the elimination of approximately 12 manufacturing and engineering support positions. As of April 4, 1997, all positions targeted in the restructuring program have been eliminated. The amount of the restructuring accrual at April 4, 1997 was approximately $0.3 million. Restructuring actions are substantially complete as of April 4, 1997. There have been no reallocations or reestimates to date.

During the third quarter of 1996, the Company recorded a one-time, pretax charge of $10.0 million for the cost of restructuring its existing operations with those of Spectra which was acquired in July 1996. The restructuring program in part, provided for employee severance and benefit costs for the elimination of certain positions. As of April 4, 1997, all positions targeted in the restructuring program have been eliminated. The amount of the restructuring accrual at April 4, 1997 was approximately $3.1 million. Restructuring actions will be substantially completed by December 31, 1997. There have been no reallocations or reestimates to date.

Interest Expense. Interest expense increased $3.4 million versus $0 in the comparable period in 1996. The interest is payment for debt incurred in connection with the acquisition of Spectra in July 1996.

Provision for Income Taxes. Provision for income tax dollar amounts increased $0.3 million due to the increase in pretax net income. The Company's effective tax rate was 37.0% in both 1997 and 1996. The Company expects to record income tax expense at or about the combined federal and state statutory tax rate in 1997.

Liquidity and Capital Resources:

Current assets decreased $4.2 million from December 31, 1996 due to a decrease in cash offset in part by increases to accounts receivable and inventories. Current liabilities decreased $3.6 million primarily due to a reduction in accrued expenses offset in part by an increase in accounts payable. As a result, working capital decreased $0.6 million from December 31, 1996.

Property, plant and equipment expenditures totaled $2.5 million for the three months ended April 4, 1997 compared with $0.5 million for the three months ended March 31, 1996. The 1997 expenditures primarily related to manufacturing equipment and new product tooling.

The long-term debt to capital percentage was 88.1% at April 4, 1997 versus 88.5% at December 31, 1996. At April 4, 1997, liquidity immediately available to the Company consisted of cash and cash equivalents of $3.6 million. In addition, in connection with the acquisition of Spectra, the Company obtained new credit facilities totaling $130.0 million. The Company has $120.3 million outstanding on these facilities. The Company believes that its cash resources and available credit facilities, in addition to its operating cash flows, are sufficient to meet its requirements for the next twelve months.

Part II:  OTHER INFORMATION

Item 1:   Legal Proceedings:

      The description of the Company's legal proceedings with Symbol Technologies, Inc. ("Symbol"), set forth in Item 3 of the Company's Annual Report on Form 10-K for the fiscal period ended December 31, 1996, (the "Litigation") is incorporated herein by reference.

      When the Company acquired Spectra-Physics Scanning Systems, Inc. ("Spectra") in July of 1996, Spectra was a party to a 1985 License Agreement, as modified in 1995, with Symbol (the "Spectra License") which provided for arbitration in accordance with the Commercial Arbitration Rules of the American Arbitration Association in Chicago, Illinois with respect to issues (among others) of which products may be deemed licensed products.

      On March 10, 1997, in accordance with the Spectra License, the Company demanded arbitration (the "Arbitration") to determine whether the Company is entitled to sell its QS 6000 scan module as a licensed device pursuant to the Spectra License and whether customers who purchase said module may incorporate it into portable data terminals without fear of suit from Symbol or need to pay any royalties beyond those paid by the Company on the module itself.

      Symbol moved in the United States District Court for the Western New York (the "Court") to either enjoin the Arbitration or stay the Arbitration pending the outcome of certain proceedings in the Litigation.

      On May 9, 1997, the Court denied Symbol's motion to enjoin or stay the Arbitration, and stayed the Markman hearing in the Litigation that had been scheduled for July 14, 1997 pending the outcome of the Arbitration.

Item 2:   Changes in Securities:  None

Item 3:   Defaults upon Senior Securities:  None

Item 4:   Submission of Matters to a Vote of Security Holders:  None

Item 5:   Other Information:  None

Item 6:   Exhibits and Reports on Form 8-K

            (a)  Exhibits:                                                 Page

        10.1 Severance Agreement between the Company and
             L. Michael Hone,dated April 30, 1997 ........................  14

            (b)  Reports on Form 8-K:  None

SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    PSC Inc.



DATE:       May 14, 1997            By:  /s/ Robert C. Strandberg
                                         Robert C. Strandberg, President,
                                         Chief Executive Officer





DATE:       May 14, 1997            By:  /s/ William J. Woodard
                                         William J. Woodard
                                         Vice President, Chief Financial
                                         Officer and Treasurer
                                        (Principal Financial Officer)





DATE:       May 14, 1997            By:  /s/ Scott D. Deverell
                                         Scott D. Deverell
                                         Controller, Principal Accounting
                                         Officer