Form 10-Q
period 1997-07-04
PSC INC
filed 1997-08-19
CIK 319379

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                                    FORM 10-Q


(Mark One)

           |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   For the quarterly period ended July 4, 1997

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the 12 months preceding (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

As of August 11, 1997  there were 11,200,689 shares of common stock outstanding.
================================================================================

                            PSC Inc. AND SUBSIDIARIES

                                      INDEX

                                                                  PAGE NUMBER
PART I  FINANCIAL INFORMATION

         Item 1 -Financial Statements

                  Consolidated Balance Sheets as of
                  July 4, 1997 (Unaudited) and
                  December 31, 1996.....................................3 - 4

                  Consolidated Statements of Operations and
                  Retained Earnings for the three
                  and six months ended:
                  July 4, 1997 (Unaudited) and
                  June 30, 1996 (Unaudited) ............................5 - 6

                  Consolidated Statements of Cash Flows
                  for the six months ended:
                  July 4, 1997 (Unaudited) and
                  June 30, 1996 (Unaudited) ................................7

                  Notes to Consolidated Financial
                  Statements (Unaudited) ..............................8 - 11

         Item 2 -Management's Discussion and Analysis of
                  Financial Condition and Results of
                  Operations .........................................12 - 14

PART II  OTHER INFORMATION

Item 1    -Legal Proceedings ..............................................15

Item 2    -Changes in Securities ..........................................15

Item 3    -Defaults upon Senior Securities ................................15

Item 4    - Submission of Matters to a Vote of Security Holders............15

Item 5    -Other Information...............................................15

Item 6    - Exhibits and Reports on Form 8-K...............................16

                         PART I - FINANCIAL INFORMATION

Item 1:  Financial Statements

                            PSC Inc. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                           (All amounts in thousands)

                                                           July 4, 1997         December 31, 1996
                                                             (Unaudited)
ASSETS

CURRENT ASSETS

        Cash and cash equivalents........................      $  1,897               $  10,838
        Accounts receivable, net of allowance
            for doubtful accounts of $1,382
           and $1,101, respectively .....................        27,099                  29,501
        Inventories .....................................        18,843                  18,306
        Prepaid expenses and other ......................         2,045                   1,244
                                                            -----------              ----------

       TOTAL CURRENT ASSETS .............................        49,884                  59,889

PROPERTY, PLANT AND EQUIPMENT, net
        of accumulated depreciation of $10,030
        and $8,225, respectively ........................        36,599                  35,612

DEFERRED TAX ASSETS .....................................        24,562                  24,773

INTANGIBLE AND OTHER ASSETS, net of accumulated
  amortization of $9,377 and $6,238 respectively ........        60,834                  63,087
                                                             ----------              ----------


TOTAL ASSETS ............................................     $ 171,879                $183,361
                                                             ==========               =========

SEE ACCOMPANYING NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS.

                            PSC Inc. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                           (All amounts in thousands)
                                   (Continued)
                                                         July 4, 1997            December 31, 1996
                                                         ------------            -----------------
                                                         (Unaudited)
LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES

       Current portion of long-term debt ...............       $ 11,088               $   9,459
       Accounts payable ................................         17,097                  15,681
       Accrued expenses ................................          7,654                  11,448
       Accrued payroll and related employee benefits....          6,274                   7,509
       Accrued acquisition related restructuring costs .          1,672                   4,009
                                                            -----------               ---------

         TOTAL CURRENT LIABILITIES .....................         43,785                  48,106


LONG-TERM DEBT, less current maturities ................        111,823                 117,994

OTHER LONG-TERM LIABILITIES ............................          3,250                   1,960



SHAREHOLDERS' EQUITY
       Preferred Shares, par value $.01;
      10,000 authorized, none issued ...................              0                       0
       Common shares, par value $.01;
         40,000 authorized, 11,196 and  11,161
          shares issued and outstanding ................            112                     112
       Additional paid-in capital ......................         55,322                  54,891
       Retained earnings ...............................        (41,221)                (39,432)
       Cumulative translation adjustment ...............           (955)                    (33)

       Less treasury stock, 39 shares
        repurchased, at cost ...........................           (237)                   (237)
                                                             -----------              ----------

         TOTAL SHAREHOLDERS' EQUITY ....................         13,021                  15,301
                                                              ---------                --------

TOTAL LIABILITIES AND SHAREHOLDERS'
     EQUITY                                                    $171,879                $183,361

                                                               ========                ========

SEE ACCOMPANYING NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS.

                            PSC Inc. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF OPERATIONS AND RETAINED EARNINGS
                (All amounts in thousands, except per share data)
                                   (Unaudited)

                                                                         Three Months Ended
                                                                         July 4,                  June 30,
                                                                          1997               1996
                                                                          ----               ----
NET SALES .....................................................     $ 47,301           $22,052

COST OF SALES .................................................       29,388            13,488
                                                                    --------         ---------
         Gross profit .........................................       17,913             8,564

OPERATING EXPENSES
         Engineering, research and development ................        3,447             1,611
         Selling, general and administrative ..................       10,464             6,504
         Severance and other costs ............................        4,191                 0
         Amortization of intangibles resulting
              from business acquisitions ......................        1,672               222
                                                                   ---------          --------
              Income/(loss) from operations ...................       (1,861)              227

INTEREST AND OTHER INCOME /(EXPENSE):
         Interest expense .....................................       (3,384)              (12)
         Interest income ......................................          100               125
         Other income/(expense) ...............................           (8)               (5)
                                                                -------------       -----------
                                                                      (3,292)              108
                                                                   ----------        ---------
         Income/(loss) from continuing operations before
              income tax provision/(benefit) ..................       (5,153)              335

         Income tax provision/(benefit) .......................       (1,907)              124
                                                                      -------         --------
         Income/(loss) from continuing operations .............       (3,246)              211
         Discontinued operations:
         Gain from discontinued operations, net of tax ........          180                 0
         Gain on sale of discontinued operations, net of tax ..          407                 0
                                                                   ---------      ------------
         Total gain from discontinued operations ..............          587                 0
                                                                 -----------      ------------
         Net income/(loss) ....................................      ($2,659)        $     211
                                                                     ========        =========

NET INCOME/(LOSS) PER COMMON AND COMMON
        EQUIVALENT SHARE
         Continuing operations ................................       ($0.29)       $   0.02
         Discontinued operations ..............................         0.05            0.00
                                                                     -------       ---------
         Net income/(loss) ....................................       ($0.24)        $  0.02
                                                                      =======        =======

WEIGHTED AVERAGE NUMBER OF
    COMMON AND COMMON EQUIVALENT
    SHARES OUTSTANDING ........................................       11,222            10,422

RETAINED EARNINGS/(ACCUMULATED DEFICIT):
         Retained earnings/(Accumulated deficit)
           beginning of period ................................     ($38,562)         $  7,983
         Net income/(loss) ....................................       (2,659)              211
                                                                  -----------       ----------
         Retained earnings/(Accumulated deficit),
           end of period ......................................     ($41,221)         $  8,194
                                                                    =========         ========

SEE ACCOMPANYING NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS.


                            PSC Inc. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF OPERATIONS AND RETAINED EARNINGS
                (All amounts in thousands, except per share data)
                                   (Unaudited)
                                                                            Six  Months Ended
                                                                         July 4,                  June 30,
                                                                          1997               1996
                                                                          ----               ----
NET SALES .....................................................     $101,537           $43,551

COST OF SALES .................................................       60,923            25,831
                                                                     -------         ---------
         Gross profit .........................................       40,614            17,720

OPERATING EXPENSES:
         Engineering, research and development ................        6,888             3,391
         Selling, general and administrative ..................       23,540            13,027
         Severance and other costs ............................        4,191                 0
         Amortization of intangibles resulting
              from business acquisitions ......................        3,348               445
                                                                   ---------          --------
              Income from operations ..........................        2,647               857

INTEREST AND OTHER INCOME /(EXPENSE):
         Interest expense .....................................       (6,754)              (25)
         Interest income ......................................          251               236
         Other income/(expense) ...............................          108              (42)
                                                                  -----------        ----------
                                                                      (6,395)              169
                                                                    ---------        ---------
         Income/(loss) from continuing operations before
              income tax provision/(benefit) ..................       (3,748)            1,026

         Income tax provision/(benefit) .......................       (1,388)              380
                                                                      -------         --------
         Income/(loss) from continuing operations .............       (2,360)              646
         Discontinued operations:
         Gain from discontinued operations, net of tax ........          164                 0
         Gain on sale of discontinued operations, net of tax ..          407                 0
                                                                   ---------         ---------
         Total gain from discontinued operations ..............          571                 0
                                                                  ----------       -----------
         Net income/(loss) ....................................      ($1,789)         $    646
                                                                     ========         ========

NET INCOME/(LOSS) PER COMMON AND COMMON
        EQUIVALENT SHARE:
         Continuing operations ................................       ($0.21)       $   0.06
         Discontinued operations ..............................         0.05            0.00
                                                                       -----       ---------
         Net income/(loss) ....................................       ($0.16)        $  0.06
                                                                      =======        =======

WEIGHTED AVERAGE NUMBER OF
    COMMON AND COMMON EQUIVALENT
    SHARES OUTSTANDING ........................................       11,281            10,412

RETAINED EARNINGS/(ACCUMULATED DEFICIT):
         Retained earnings/(Accumulated deficit)
           beginning of period ................................     ($39,432)         $  7,548
         Net income/(loss) ....................................       (1,789)              646
                                                                  -----------       ----------
         Retained earnings/(Accumulated deficit),
           end of period ......................................     ($41,221)         $  8,194
                                                                    =========         ========

SEE ACCOMPANYING NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS.



                            PSC INC. and SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (All amounts in thousands)
                                   (Unaudited)

                                                                                Six Months Ended
                                                                       July 4,            June 30,
                                                                        1997            1996
                                                                        ----            ----

CASH FLOWS FROM OPERATING ACTIVITIES:
    Net Income /(loss) ............................................  ($1,789)        $     646
       Adjustments to reconcile net income/(loss)
       to net cash provided by (used in) operating activities:
         Depreciation and amortization ............................    6,264             2,170
         Loss on disposition of assets ............................      109                37
         Gain on disposition of discontinued operations ...........      407                 0
         Deferred tax assets ......................................      211               128
         Decrease (increase) in assets:
             Accounts receivable ..................................    3,514               665
             Inventories ..........................................     (535)           (1,880)
             Prepaid expenses and other ...........................     (951)           (2,132)
         Increase (decrease) in liabilities:
             Accounts payable .....................................    1,268             2,081
             Accrued expenses .....................................   (6,630)             (523)
             Accrued payroll and commissions ......................   (1,230)             (648)
             Accrued acquisition related restructuring costs ......   (2,605)             (331)
                                                                    ---------        ----------

                Net cash (used in) provided by
                   operating activities ...........................   (1,967)              213
                                                                   ----------       ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Capital expenditures, net .....................................   (3,619)             (967)
    Additions to intangible and other assets ......................     (104)             (780)
    Proceeds from sale of investments .............................        0             4,167
                                                                    ---------         ---------
                Net cash (used in) provided by  investing activities   (3,723)           2,420
                                                                    ----------       ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Additions to long-term liabilities ............................    1,938                 0
    Principal repayments of long-term debt ........................   (4,542)              (63)
    Payment of other long-term liabilities ........................     (156)                0
    Exercise of stock options and sale of common stock ............      431               627
    Tax benefit from exercise or early disposition
        of certain stock options ..................................        0                70
                                                                 -----------       -----------
                Net cash (used in) provided by financing activities   (2,329)              634
                                                                    ---------       ----------

FOREIGN CURRENCY TRANSLATION ......................................     (922)              (23)

NET INCREASE/(DECREASE)  IN CASH
         AND CASH EQUIVALENTS......................................   (8,941)            3,244

CASH AND CASH EQUIVALENTS:
         Beginning of period ......................................   10,838             5,538
                                                                    --------           -------

         End of period ............................................ $  1,897           $ 8,782
                                                                    ========           =======


SEE ACCOMPANYING NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS.

                            PSC Inc. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            FOR THE THREE MONTHS ENDED July 4, 1997 and June 30, 1996
                (All amounts in thousands, except per share data)
                                   (Unaudited)

(1)   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying consolidated financial statements have been prepared by the Company without audit. In the opinion of management, these financial statements include all adjustments necessary to present fairly the Company's financial position as of July 4, 1997, the results of operations for the three and six months ended July 4, 1997 and June 30, 1996 and its cash flows for the six months ended July 4, 1997 and June 30, 1996. The results of operations for the three and six months ended July 4, 1997 are not necessarily indicative of the results to be expected for the full year.

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

NET INCOME PER COMMON AND COMMON EQUIVALENT SHARE

The Company accounts for net income per common and common equivalent share in accordance with the provisions of Accounting Principles Board Opinion No. 15 (APB No. 15). In March 1997, Statement of Financial Accounting Standards No. 128 (SFAS No. 128), "Earnings per Share" was issued. SFAS No. 128 replaces primary Earnings Per Share (EPS) with basic EPS. Basic EPS is computed by dividing reported earnings available to common stockholders by weighted average shares outstanding. No dilution for common share equivalents is included. Fully diluted EPS, now called diluted EPS, is still required. The Company is required to adopt SFAS No. 128 retroactively for periods ending after December 15, 1997. On a pro forma basis, basic EPS and diluted EPS for the three and six months ended July 4, 1997 were ($0.24) and ($0.16), respectively, the same as reported EPS.

INVENTORIES

Inventories are stated at the lower of cost (first-in, first-out method) or market. Elements of cost include materials, labor and overhead and consist of the following:

                              July 4, 1997         December 31, 1996
                              ------------         -----------------
         Raw materials        $12,347                    $ 10,688
         Work-in-process        3,219                       3,547
         Finished goods         3,277                       4,071
                            ---------                   ---------
                              $18,843                     $18,306
                              =======                     =======

                            PSC Inc. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            FOR THE THREE MONTHS ENDED July 4, 1997 and June 30, 1996
                (All amounts in thousands, except per share data)
                                   (Unaudited)


 (2)  LONG-TERM DEBT

Long-term debt consists of the following:

                                               July  4, 1997            December 31, 1996
                                               -------------            -----------------
         Senior Term Loan A                    $51,000                        $55,000
         Senior Term Loan B                     24,500                         25,000
         Senior revolving credit                12,500                         12,500
         Subordinated term loan                 29,443                         29,428
         Subordinated promissory note            5,000                          5,000
         Other                                     468                            525
                                              --------                    -----------
                                               122,911                        127,453
         Less:  current maturities              11,088                          9,459
                                             ---------                      ---------
                                              $111,823                       $117,994
                                              ========                       ========

(3)   SHAREHOLDERS' EQUITY

During  the  six  month   period  ended  July  4,  1997,   employees   purchased
approximately 67 shares at $5.81 per share under the provisions of the Company's Employee Stock Purchase Plan.

Changes in the status of options under the Company's stock option plans are summarized as follows:

                                    January 1, 1997          Weighted       January 1, 1996       Weighted
                                           to                Average              to               Average
                                      July  4, 1997           Price        Dec. 31, 1996            Price
      Options outstanding

         at beginning of period        2,818                 $8.33             2,138            $8.41
      Options granted                    369                  6.55               953             7.78
      Options exercised                   (7)                 6.06              (173)            6.27
      Options forfeited/canceled        (542)                 9.05              (100)            8.06
                                      -------                                   -----
      Options outstanding at
         end of period                 2,638                  7.94             2,818             8.33

      Number of options at end
         of period:
         Exercisable                   1,725                                   1,630
         Available for grant             957                                     784



                            PSC Inc. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           FOR THE THREE MONTHS ENDED July 4, 1997 and June 30, 1996
                (All amounts in thousands, except per share data)
                                   (Unaudited)


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

                                            Pro Forma Three Months Ended           Pro Forma Six Months Ended
                                                  June 30,1996                         June 30, 1996
        Net sales                                      $51,487                               $104,504
        Income from operations                           3,409                                  8,976
        Income from continuing operations                  206                                  1,818
        Net income                                         206                                  1,818

        Net income per common
          and common equivalent share:
          Continuing operations                           $0.02                                 $0.16
          Discontinued operations                          0.00                                  0.00
                                                       --------                                ------
          Net income                                      $0.02                                 $0.16
                                                        =======                                 =====

        Weighted average shares outstanding              11,424                                11,389


(5)     DERIVATIVES

The Company monitors its exposure to interest rate and foreign currency exchange risk. The Company has limited involvement with derivative financial instruments and does not use them for trading purposes. The Company uses derivative instruments solely to reduce the financial impact of these risks.

Interest Rate Risk:

The Company has entered into interest rate swap agreements with its senior lending banks in accordance with the terms of the senior loans. The Company uses these interest rate swap agreements to reduce its exposure to variable rates. The differentials to be received or paid under these interest rate swap agreements are recognized as a compoenent of interest expense in the consolidated income statement.

Foreign Currency Exchange Rate Risk:

The Company enters into forward foreign exchange contracts as a hedge against currency fluctuations relating to net foreign transactions and commitments denominated in foreign currencies. The foreign exchange contracts generally have maturities of approximately 30 days and require the Company to exchange foreign currencies for U.S. dollars at maturity, at rates agreed to at the inception of the contracts. Gains and losses on forward contracts are offset against the foreign exchange gains or losses on the underlying hedged items and are recorded as a component of selling, general and administrative expenses in the consolidated income statement.

Item 2:  Management's Discussion and Analysis of Financial Condition
                  and Results of Operations
General

The following discussion and analysis should be read in conjunction with the Consolidated Financial Statements and Notes to Consolidated Financial Statements of the Company's December 31, 1996 annual report on Form 10-K.

Results of Operations:  Three Months ended July 4, 1997 and June 30, 1996
-------------------------------------------------------------------------------

Net Sales. Consolidated net sales during the three months ended July 4, 1997 increased $25.2 million or 115% compared with the same period in 1996. The increase is due to the inclusion of Spectra product sales and increased sales volumes of the Company's QuickScan handheld scanner products. International net sales increased 327% primarily due to the Spectra acquisition and represented approximately 44% of net sales in the second quarter of 1997 versus 22% of net sales in the second quarter of 1996.

Gross Profit. Consolidated gross profit during the three months ended July 4, 1997 increased $9.3 million or 109% compared with the same period in 1996. As a percentage of sales, gross profit decreased from 38.8% to 37.9%. The decrease in gross profit percentage is due to a $1.0 million inventory write-off for the discontinuation of certain products to streamline the Company's handheld and fixed position product lines. Excluding the inventory write-off, the 1997 gross margin would have been 40.0%. This increase in gross profit percentage is primarily due to the acquisition of Spectra and a change in the sales mix of the Company's handheld and fixed position scanner products.

Engineering, Research and Development. Engineering, Research and Development (ER&D) expenses increased $1.8 million or 114%, as compared to the same period in 1996. As a percentage of sales, ER&D was 7.3% in the second quarter of 1997 and 1996. The dollar increases were primarily due to the inclusion of Spectra.

Selling, General and Administrative. Selling, General and Administrative (SG&A) expenses increased $4.0 million or 61%, as compared to the same period in 1996. The increased dollar amount is primarily due to the inclusion of Spectra. As a percentage of sales SG&A was 22.1% in 1997 versus 29.5% in 1996. As a result of the acquisition and integration of Spectra, the Company has reduced its general and administrative expenses as a percentage of sales. In addition, the Company is now operating under the Symbol-Spectra license agreement which has reduced royalty expenses as a percentage of sales.

Severance and Other Costs. During the second quarter of 1997, the Company recorded a one-time pretax charge of $4.2 million for severance and other costs. Of the total charge, approximately $2.3 million was associated with the Severance Agreement with the former CEO, $1.2 million was for employee severance and benefit costs for the elimination of approximately 30 positions including several senior executives, and $0.7 million for the centralization of research and development efforts and the relocation of manufacturing of certain product lines between its two manufacturing facilities.

Acquisition Related Restructuring and Other Costs. During the 1994 fourth quarter, the Company recorded a one-time pretax restructuring charge of $3.0 million. The charge related to the integration of the Company's existing fixed position scanner product lines with those of LazerData, which was acquired in December 1994. The restructuring program in part, provided for employee severance and benefit costs for the elimination of approximately 12 manufacturing and engineering support positions. As of July 4, 1997, all positions targeted in the restructuring program have been eliminated. The amount of the restructuring accrual at July 4, 1997 was approximately $0.3 million. Restructuring actions will be substantially completed by December 31, 1997. There have been no reallocations or reestimates to date.

During the third quarter of 1996, the Company recorded a one-time, pretax charge of $10.0 million for the cost of restructuring its existing operations with those of Spectra which was acquired in July 1996. The restructuring program in part, provided for employee severance and benefit costs for the elimination of certain positions. As of July 4, 1997, all positions targeted in the restructuring program have been eliminated. The amount of the restructuring accrual at July 4, 1997 was approximately $2.2 million. Restructuring actions will be substantially completed by December 31, 1997. There have been no reallocations or reestimates to date.

Interest Expense. Interest expense increased $3.4 million versus the comparable period in 1996. The interest expense relates to the debt incurred in connection with the acquisition of Spectra in July 1996.

Provision for Income Taxes. The Company recorded a $1.9 million tax benefit in 1997 primarily due to the severance and other costs discussed above. The Company's effective tax rate was 37% in both 1997 and 1996. The Company expects to record income tax expense at or about the combined federal and state statutory tax rate in 1997.

Discontinued Operations. During the third quarter of 1996, the Company adopted a plan to dispose of its TxCOM subsidiary. TxCOM was acquired as part of the Spectra acquisition. During the second quarter of 1997, the Company completed the sale of TxCOM for approximately $1.0 million. A gain of approximately $0.4 million, net of tax, was recorded.

Results of Operations:  Six Months ended July 4, 1997 and June 30, 1996
-----------------------------------------------------------------------

Net Sales. Consolidated net sales during the six months ended July 4, 1997 increased $58.0 million or 133% compared with the same period in 1996. The increase is due to the inclusion of Spectra product sales and increased sales volumes of the Company's QuickScan handheld scanner products. International net sales increased 362% primarily due to the Spectra acquisition and represented approximately 44% of net sales in the six months of 1997 versus 22% of net sales in the first six months of 1996.

Gross Profit. Consolidated gross profit during the six months ended July 4, 1997 increased $22.9 million or 129% compared with the same period in 1996. As a percentage of sales, gross profit decreased from 40.7% to 40.0%. During the second quarter of 1997, the Company took a $1.0 million inventory write-off for the discontinuation of certain products to streamline the Company's handheld and fixed position product lines. Excluding the inventory write-off, the 1997 gross margin would have been 41.0%. This increase in gross profit percentage is primarily due to the acquisition of Spectra and a change in the sales mix of the company's handheld and fixed position scanner products.

Engineering, Research and Development. Engineering, Research and Development (ER&D) expenses increased $3.5 million or 103%, as compared to the same period in 1996. As a percentage of sales, ER&D was 6.8% in 1997 versus 7.8% in 1996. The dollar increase is due to the inclusion of Spectra.

Selling, General and Administrative. Selling, General and Administrative (SG&A) expenses increased $10.5 million or 81%, as compared to the same period in 1996. The increased dollar amount is primarily due to the inclusion of Spectra. As a percentage of sales SG&A was 23.2% in 1997 versus 29.9% in 1996. As a result of the acquisition and integration of Spectra, the Company has reduced its general and administrative expenses as a percentage of sales. In addition, the Company is now operating under the Symbol-Spectra license agreement which has reduced royalty expenses as a percentage of sales.

Interest Expense. Interest expense increased $6.7 million versus the comparable period in 1996. The interest expense relates to the debt incurred in connection with the acquisition of Spectra in July 1996.

Provision for Income Taxes. The Company recorded a $1.4 million tax benefit in 1997 primarily due to the severance and other costs discussed above. The Company's effective tax rate was 37% in both 1997 and 1996. The Company expects to record income tax expense at or about the combined federal and state statutory tax rate in 1997.

Discontinued Operations. During the third quarter of 1996, the Company adopted a plan to dispose of its TxCOM subsidiary. TxCOM was acquired as part of the Spectra acquisition. During the second quarter of 1997, the Company completed the sale of TxCOM for approximately $1.0 million. A gain of approximately $0.4 million, net of tax, was recorded.

Liquidity and Capital Resources:

Current assets decreased $10.0 million from December 31, 1996 due to a decrease in cash offset in part by an increase to inventories. Current liabilities decreased $4.3 million primarily due to a reduction in accrued expenses offset in part by an increase in accounts payable. As a result, working capital decreased $5.7 million from December 31, 1996.

Property, plant and equipment expenditures totaled $3.6 million for the six months ended July 4, 1997 compared with $1.0 million for the six months ended June 30, 1996. The 1997 expenditures primarily related to manufacturing equipment and new product tooling.

The long-term debt to capital percentage was 89.6% at July 4, 1997 versus 88.5% at December 31, 1996. At July 4, 1997, liquidity immediately available to the Company consisted of cash and cash equivalents of $1.9 million. In addition, in connection with the acquisition of Spectra, the Company obtained new credit facilities totaling $130.0 million. The Company has $7.5 million available on these facilities. The Company believes that its cash resources and available credit facilities, in addition to its operating cash flows, are sufficient to meet its requirements for the next twelve months.

Part II:  OTHER INFORMATION

Item 1:   Legal Proceedings:

          The descriptions of the Company's legal proceedings with Symbol Technologies, Inc. ("Symbol"), set forth in Item 3 of the Company's Annual Report on Form 10-K for the fiscal period ended December 31, 1996 (the "Litigation") and in Item 1 of the Company's Quarterly Report on Form 10-Q for the quarter ended April 4, 1997 (the "Arbitration"), are incorporated herein by reference. The Arbitration was held during the week of July 21, 1997 and no decision has yet been rendered.

Item 2:   Changes in Securities:  None

Item 3:   Defaults upon Senior Securities: None

Item 4:   Submission of Matters to a Vote of Security Holders:

          (a) The Annual Meeting of Shareholders was held on May 6, 1997.

          (b) The names of the directors elected at the Annual Meeting for a three year term are as follows:

          Donald K. Hess
          James C. O'Shea
          Justin L. Vigdor

          The name of each other director whose term of office as a director continued after the Annual Meeting is as follows:

          Jay M. Eastman
          Robert S. Ehrlich
          James W. Henry
          Thomas J. Morgan
          Jack E. Rosenfeld

          (c) At the Annual Meeting, the tabulation of votes with respect to each nominee for director was as follows:

          Nominee                  Votes FOR           Authority Withheld
          Donald K. Hess           9,891,550           101,844
          James C. O'Shea          9,901,275            92,119
          Justin L. Vigdor         9,878,651           114,473

Item 5:   Other Information:  None

Item 6:   Exhibits and Reports on Form 8-K

         (a)  Exhibits:

         10.1     Employment Agreement between the Company and
         Robert C. Strandberg dated as of June 2, 1997

         10.2     Agreement between the Company and
         Robert S. Ehrlich dated as of June 2, 1997

         10.3 Second Amendment dated as of July 4, 1997 to the Credit Agreement dated as of July 12, 1996 among PSC Scanning, Inc., as Borrower, PSc Inc., as
         Guarantor, the financial institutions party thereto and Fleet Bank as initial Issuing Bank and administrative agent

         10.4     Amendment No. 2 dated July 4, 1997 to
         Securities Purchase Agreements among PSC Inc.,
         PSC Scanning, Inc. and Equitable Life Assurance Society of the United States (separate but identical amendments were addressed to each of the other purchasers of the Senior Subordinated Notes)

         (b)  Reports on Form 8-K:
         Report on Form 8-K, dated May 7, 1997

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        PSC Inc.

DATE:     August 18, 1997               By:  /s/ Robert C. Strandberg
                                        Robert C. Strandberg
                                        President and Chief Executive Officer

DATE:     August 18, 1997               By: /s/ William J. Woodard
                                        William J. Woodard
                                        Vice President and Chief Financial
                                             Officer

DATE:     August 18, 1997               By: /s/ Scott D. Deverell
                                        Controller