Form 10-Q/A
period 1997-07-04
PSC INC
filed 1997-08-26
CIK 319379

==============================================================================
==============================================================================



                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                                   FORM 10-Q/A



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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the 12 months preceding (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

As of August 4, 1997, there were 11,200,689 shares of common stock outstanding.
===============================================================================

                                     Part II

                                Other Information

Item 6. Exhibits and Reports on Form 8-K

         10.5 Amendment Three dated as of August 13, 1997 to the Credit Agreement dated as of July 12, 1996, among
               PSC Scanning, Inc., as Borrower, PSC Inc., the financial institutions party thereto and Fleet Bank as Initial issuing Bank and as Administrative Agent.

         10.6 Amendment No. 3 to Securities Purchase Agreements and Warrants dated as of August 18, 1997 among
               PSC  Inc.,   PSC  Scanning,   Inc.  and  the
               Purchasers named in the Securities  Purchase
               Agreements.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            PSC, Inc.


DATE:  August 26, 1997     By: /s/  Robert C. Strandberg
                                    Robert C. Strandberg
                                    President and Chief Executive Officer



DATE:  August 26, 1997     By:  /s/ William J. Woodard
                                    William J. Woodard
                                    Vice President and Chief Financial Officer



DATE:  August 26, 1997     By:  /s/ Scott D. Deverell
                                    Scott D. Deverell
                                    (Principal Accounting Officer)

                                                                  Exhibit 10.5

                               AMENDMENT THREE TO
                         CREDIT AGREEMENT (WITH CONSENT)


         THIS AMENDMENT THREE is dated as of August 13, 1997 and is made in respect of the Credit Agreement dated as of July 12, 1996 and as amended and in effect immediately prior to the date hereof (the "Credit Agreement") by and among PSC SCANNING, INC., a Delaware corporation formerly known as SpectraScan, Inc., which is successor by merger to PSC Acquisition, Inc., (the "Borrower"), PSC INC. ("PSC"), the financial institutions party to the Credit Agreement (the "Lender Parties"), FLEET BANK as the "Initial Issuing Bank", and FLEET BANK, as administrative agent (the "Administrative Agent") under the Credit Agreement.

                            Statement of the Premises

         The Borrower, PSC, the Lender Parties, the Initial Issuing Bank and the Administrative Agent previously entered into the Credit Agreement and the First Amendment to Credit Agreement dated as of September 27, 1996 and the Amendment Two and Waiver dated as of July 4, 1997. The Borrower has requested that the Lender Parties amend certain provisions in the Credit Agreement. The Lender Parties are willing to do so upon certain conditions.

                           Statement of Consideration

         Accordingly, in consideration of the premises, and under the authority of Section 5-1103 of the New York General Obligations Law, the parties hereto agree as follows.

                                    Agreement

1. Defined Terms. The terms "this Agreement", "hereunder" and similar references in the Credit Agreement shall be deemed to refer to the Credit Agreement as amended hereby. Capitalized terms used and not otherwise defined herein shall have the meanings ascribed to such terms in the Credit Agreement.

2. Amendment. Effective as of July 4, 1997, upon the satisfaction of all conditions set forth in Section 4 hereof, the Credit
Agreement is hereby amended as follows:

         2.1 Section 1.01 of the Credit Agreement is amended by adding the definitions of "Adjusted EBITDA", "Adjusted Total Debt Ratio", "Second Quarter '97 Charge" and "Stock Sale Proceeds", as follows:

                  "Adjusted EBITDA" means, for any period, the sum, determined on a Consolidated basis, of (a) net income (or net loss) plus: (i) the Second Quarter '97 Charge, less (ii) for each fiscal quarter through the fiscal quarter ending December 31, 1998, that portion of the Second Quarter '97 Charge actually paid during such period, less (iii) any gain arising from a reversal of the Second Quarter '97 Charge, plus
         (iv) on the fiscal quarter end date of December 31, 1998, the cash balance of the Second Quarter '97 Charge which the Borrower has not yet paid in cash but which the Borrower expects to incur, (b) interest expense, (c) income tax expense, (d) depreciation expense and (e) amortization expense in each case of PSC and its Subsidiaries, determined in accordance with GAAP for such period.

                  "Adjusted  Total Debt Ratio" means,  at any date, the ratio of the aggregate amount of Debt of PSC and its Subsidiaries on the last day of the most recently completed fiscal quarter of PSC to Consolidated Adjusted EBITDA for the most recently completed four fiscal quarters of PSC; provided, however, that for purposes solely of calculating the aggregate amount of Debt outstanding, the Working Capital Advances shall be deemed to be outstanding in an aggregate principal amount equal to the average principal amount outstanding over the previous two full fiscal quarters.

                  "Stock Sale Proceeds" means the Net Cash Proceeds from the proposed sale of shares of the Series A Convertible Preferred Stock of PSC pursuant to the commitment dated August 5, 1997 issued by Romano Volta to PSC.

                  "Second Quarter '97 Charge" means the charge to earnings taken by the Borrower in its second fiscal quarter in 1997 in the aggregate amount of $5,221,000 as a result of, among other things, the resignation of L. Michael Hone and several other executives from employment with PSC and its subsidiaries and affiliates, centralization of research and development, reorganization of the domestic sales force, downsizing of some foreign sales office staffs, discontinuance of certain products, and consolidation of manufacturing.

         2.2 Section 1.02 of the Credit Agreement is amended by adding the following sentence at the end thereof:

         All specified fiscal quarter end-dates in this Credit Agreement are approximate and shall be deemed to refer to the actual fiscal quarter end-dates of PSC and the Borrower, as applicable, most nearly occurring on such specified dates.

         2.3 The last sentence of Clause (ii) of Subsection (b) of Section 2.06 of the Credit Agreement is amended by adding the following at the end thereof:

         ; provided, however, that the Stock Sale Proceeds shall be applied first to the Working Capital Facility as set forth in clause (vi) below and second, the balance, if any, ratably to the Term A Facility and the Term B Facility and to the installments thereof in the order of maturity.

         2.4 Section 5.04 of the Credit Agreement is amended to read in its entirety as follows:

FinancialCovenants. So long as any Advance shall remain unpaid, any Letter of Credit shall be outstanding or any Lender Party shall have any Commitment hereunder, PSC will:

                  (a) Fixed Charge Coverage Ratio. Maintain at the end of each fiscal quarter of PSC a ratio of (i) Consolidated Adjusted EBITDA for the most recently completed four fiscal quarters of PSC, less Capital Expenditures made during such period, less the aggregate amount of
         federal,   state,   local  and  foreign  taxes  paid  by  PSC  and  its
         Subsidiaries during such period to the (ii) sum of (w) cash interest payable by PSC and its Subsidiaries on all Debt during such period plus
         (x) cash rentals payable under Capitalized Leases during such period plus (y) principal amounts of all Funded Debt payable, in each case, by PSC and its Subsidiaries during such period, excluding payments or prepayments of any Borrowing with the Stock Sale Proceeds other than (and not excluding) payments scheduled to be due and payable during such period, if any (without the application of Section 2.06(b)(ii)), plus (z) the aggregate purchase price paid by PSC and its Subsidiaries during such period to purchase capital stock of PSC as permitted by
         Section 5.02(g), of not less than the ratio set forth below for such period:

                  Four Fiscal Quarters Ending        Ratio

                                    9/30/97          1.15x
                                    12/31/97         1.15x
                                    3/31/98          1.15x
                                    6/30/98          1.15x
                                    9/30/98          1.15x
                                    12/31/98         1.15x
                  3/31/99 and each period thereafter 1.25x

                  (b) Adjusted Total Debt Ratio. Maintain at the end of each fiscal quarter of PSC an Adjusted Total Debt Ratio for such date of not more than the amount set forth below for such period;

                  Four Fiscal Quarters Ending        Ratio

                                    9/30/97          4.25x
                                    12/31/97         4.25x
                                    3/31/98          3.75x
                                    6/30/98          3.75x
                                    9/30/98          3.75x
                                    12/31/98         3.75x
                           3/31/99 and thereafter    3.25x

                  (c) Senior Debt to Adjusted EBITDA Ratio. Maintain at the end of each fiscal quarter of PSC a ratio of Senior Debt of PSC and its Subsidiaries outstanding on the last day of such fiscal quarter to Consolidated Adjusted EBITDA for the most recently completed four fiscal quarters of PSC of not more than the ratio set forth below for such period:

                  Four Fiscal Quarters Ending        Ratio

                                    9/30/97          3.Ox
                                    12/31/97         3.Ox
                                    3/31/98          2.50x
                                    6/30/98          2.50x
                                    9/30/98          2.50x
                                    12/31/98         2.25x
                           3/31/99 and thereafter    2.Ox

                  (d) Interest Coverage Ratio. Maintain as of the end of each fiscal quarter of PSC a ratio of (i) Consolidated Adjusted EBITDA for the most recently completed four fiscal quarters of PSC to (ii) Interest Expense of PSC and its Subsidiaries for such period of not less than the ratio set forth below for such period:

                  Four Fiscal Ouarters Ending        Ratio

                                    9/30/97          2.50x
                                    12/31/97         2.50x
                                    3/31/98          3.Ox
                                    6/30/98          3.Ox
                                    9/30/98          3.Ox
                                    12/30/98         3.Ox
                           3/31/99 and thereafter    3.50x

                  "(e) Net Worth. Maintain at all times an excess of Consolidated total assets over Consolidated total liabilities, in each case, of the Borrower and its Subsidiaries of not less than (i) through September 30, 1997, the sum of: (A) $13,000,000, plus (B) the amount of the Stock Sale Proceeds, and (ii) after September 30, 1997, the sum of:
         (A) $13,000,000, plus (B) 75% of Consolidated net income of PSC and its Subsidiaries (determined exclusive of any gain or loss, net of the tax effects thereof, recognized in connection with the sale of the stock of TxCom) for the period after September 27, 1996 to and including each date of determination computed on a cumulative basis for said entire period, plus (C) the amount of any gain, net of the tax effects thereof, recognized subsequent to September 27, 1996 in connection with the sale of the stock of TxCom, plus (D) the amount of Stock Sale Proceeds.

3. Consent to Sale of Stock. The Lender Parties hereby consent to the sale of shares of the Series A Convertible Preferred Stock of PSC pursuant to the commitment dated August 5, 1997 issued by Romano Volta to PSC.

4. Conditions Precedent to Effectiveness. This Amendment Three shall not become effective unless and until:: (a) the holders of the Subordinated Debt shall have entered into an amendment or waiver in substantially the form of Exhibit A annexed hereto; and (b) the Borrower shall have paid to the Agent for the account of each of the Lender Parties, pro-rata according to the amount of the Commitment of each Lender Party, a fee equal to one-eighth of one percent of the total amount of the Commitment.

5. Effect on the Credit Agreement. Except as specifically amended above, the Credit Agreement shall remain in full force and effect and is hereby ratified and confirmed. The Borrower and PSC each acknowledge and agree that the Credit Agreement (as amended by this Amendment) and each other Loan Document to which each is a party is in full force and effect, that its Obligations thereunder and under this Amendment are its legal valid and binding obligations enforceable against it in accordance with the terms thereof and hereof, and it has no defense, whether legal or equitable, setoff or counterclaim to the payment and performance of such Obligations.

6. Expenses. The Borrower shall pay promptly when billed all reasonable out-of-pocket expenses of each of the Lender Parties and the Agent (including, but not limited to, reasonable fees, charges and disbursements of counsel to each of the Lender Parties and the Agent) incident to the preparation, negotiation, execution, administration and enforcement of the this Amendment Three and all documents and transactions required in connection with this Amendment Three.

7. Execution in Counterparts and Effectiveness. This Amendment Three may be executed in any number of counterparts and by the different parties hereto on separate counterparts, each of which shall be deemed to be an original, and all of which taken together shall constitute one and the same Amendment Three, regardless of whether or not the execution by all parties shall appear on any single counterpart. Delivery of an executed counterpart of a signature page to this Amendment Three by telecopier shall be effective as delivery of a manually executed counterpart of this Agreement. This Amendment Three will become effective (subject to the condition precedent set forth in Section 4 above) when the Administrative Agent shall have received counterparts of this Amendment Three which, when taken together, bear the signatures of the Borrower, PSC, the Administrative Agent and all of the Lenders.

8. Applicable Law. Pursuant to Section 5-1401 of the New York General Obligations Law, the laws of the State of New York shall govern the validity, construction, enforcement and interpretation of this Amendment Three in whole without regard to any rules of conflicts-of-laws that would require the application of the laws of any jurisdiction other than the State of New York.

9. Headings. The headings of this Amendment Three are for the purposes of reference only and shall not limit or otherwise affect the meanings hereof.

         IN WITNESS  WHEREOF,  the parties  hereto have caused a counterpart  of
this  Amendment  Three  to  be  executed  and  delivered  by  their   respective
representatives thereunto duly authorized, as of the date first above written.


PSC INC.                                      PSC SCANNING, INC.

By:                                           By:
Title:   Vice President, Finance &            Title:   Vice President and Chief
         Treasurer                                     Financial Officer

FLEET BANK, as Initial Issuing Bank FLEET BANK, as Administrative Agent

By:                                                  By:
Title:                                               Title:


FLEET BANK                                           CORESTATES BANK, N.A.

By:                                                  By:
Title:                                               Title:


MANUFACTURERS & TRADERS                              KEY BANK NATIONAL
TRUST COMPANY                                        ASSOCIATION

By:                                                  By:
Title:                                               Title:



                                                     PILGRIM AMERICA PRIME RATE
SUMITOMO BANK                                        TRUST

By:                                                  By:
Title:                                               Title:

                                                                  Exhibit 10.6


                                    PSC INC.
                               PSC SCANNING, INC.
                                 675 Basket Road
                             Webster, New York 14580



                                                               August 18, 1997


JOHN HANCOCK MUTUAL LIFE INSURANCE COMPANY
JOHN HANCOCK VARIABLE LIFE INSURANCE COMPANY
200 Clarendon Street
Boston, Massachusetts  02117

THE LINCOLN NATIONAL LIFE INSURANCE COMPANY
LINCOLN NATIONAL INCOME FUND, INC.
c/o Lincoln Investment Management, Inc.
200 East Berry Street
Renaissance Square
Ft. Wayne, Indiana  46802

SECURITY-CONNECTICUT CORPORATION
SECURITY-CONNECTICUT LIFE INSURANCE COMPANY
20 Security Drive
Avon, Connecticut  06001

THE EQUITABLE LIFE ASSURANCE SOCIETY OF THE UNITED STATES
c/o Alliance Capital Management L.P.
1345 Avenue of the Americas, 37th Floor
New York, New York  10105

         Re:      Amendment No. 3 to Securities Purchase Agreements and Warrants

Ladies and Gentlemen:

         PSC INC., a New York corporation (the "Holding Company"), and PSC SCANNING, INC., a Delaware corporation (formerly named SpectraScan, Inc.) and a Wholly-Owned Subsidiary of the Holding Company (the "Operating Company") (the Holding Company and the Operating Company are sometimes collectively referred to herein as the "Companies" and each as a "Company"), jointly and severally agree with you as follows:

         1. Definitions. Reference is hereby made to those certain Securities Purchase Agreements dated July 12, 1996, as amended by Amendment No. 1 dated October 10, 1996 and Amendment No. 2 and Waivers dated as of July 4, 1997 (as the same may be amended, modified or supplemented from time to time, the "Securities Purchase Agreements"), among the Holding Company, the Operating Company and each of you. Capitalized terms used herein without definition have the meanings ascribed to them in the Securities Purchase Agreements.

         2.       Amendments to the Securities Purchase Agreements.

                  (a) Section 7(c)(iii)(A) of the Securities Purchase Agreements is hereby amended by deleting the term "Consolidated EBITDA" appearing therein and inserting "Consolidated Adjusted EBITDA" in place thereof.

                  (b) Section 14.5(a)(v)(B) of the Securities Purchase Agreements is hereby amended by deleting the term "Consolidated Indebtedness Ratio" appearing therein and inserting "Adjusted Consolidated Indebtedness Ratio" in place thereof.

                  (c) Section 14.7 of the Securities Purchase Agreements is hereby amended to read in its entirety as follows:

        "14.7. Certain Financial Covenants. The Companies will, and will cause their respective Subsidiaries to:

         (a) Fixed Charge Coverage Ratio. Maintain at the end of each fiscal quarter of the Holding Company specified below in this section 14.7(a) a ratio of (i) (x) Consolidated Adjusted EBITDA for the most recently completed four fiscal quarters of the Holding Company less (y) the sum of (A) Consolidated Capital Expenditures made during such period plus (B) the aggregate amount of federal, state, local and foreign taxes paid by the Holding Company and its Subsidiaries during such period to (ii) the sum of (w) cash interest payable by the Holding Company and its Subsidiaries on Consolidated Indebtedness during such period, plus (x) cash rentals payable under Capital Leases during such period, plus (y) principal amounts of Consolidated Funded Debt and Current Debt payable by the Holding Company and its Subsidiaries during such period, excluding payments or prepayments of Funded Debt and/or Current Debt under the Bank Credit Agreement with the Stock Sale Proceeds other than (and not excluding) payments scheduled to be due and payable during such period, if any (without the application of Section 2.06(b)(ii) of the Bank Credit Agreement), plus (z) the aggregate purchase price paid by the Holding Company and its Subsidiaries during such period to purchase Common Stock of the Holding Company of not less than the ratio set forth below for such period:

         Four Fiscal Quarters Ending                    Ratio

                  9/30/97                               1.01
                  12/31/97                              1.01
                  3/31/98                               1.01
                  6/30/98                               1.01
                  9/30/98                               1.01
                  12/31/98                              1.01
                  3/31/99 and the last day of
                  each fiscal quarter thereafter        1.15x

         (b) Adjusted Consolidated Indebtedness Ratio. Maintain at the end of each fiscal quarter of the Holding Company specified below in this section 14.7(b) an Adjusted Consolidated Indebtedness Ratio for such date of not more than the ratio set forth below for such period:

         Four Fiscal Quarters Ending                    Ratio

                  9/30/97                               4.75x
                  12/31/97                              4.75x
                  3/31/98                               4.25x
                  6/30/98                               4.25x
                  9/30/98                               4.25x
                  12/31/98                              4.25x
                  3/31/99 and the last day of
                  each fiscal quarter thereafter        3.75x

         (c) Senior Debt to Adjusted EBITDA Ratio. Maintain at the end of each fiscal quarter of the Holding Company specified below in this section 14.7(c) a ratio of (i) Consolidated Senior Debt outstanding on the last day of such fiscal quarter to (ii) Consolidated Adjusted EBITDA for the most recently completed four fiscal quarters of the Holding Company, of not more than the ratio set forth below for such period:

         Four Fiscal Quarters Ending               Ratio

                  9/30/97                          3.50x
                  12/31/97                         3.50x
                  3/31/98                          3.00x
                  6/30/98                          3.00x
                  9/30/98                          3.00x
                  12/31/98                         2.75x
                  3/31/99 and the last day of
                  each fiscal quarter thereafter   2.50x

         (d) Net Worth. Maintain at all times an excess of Consolidated Total Assets over Consolidated Total Liabilities of not less than (i) through September 30, 1997, the sum of: (A) $13,000,000, plus (B) the amount of the Stock Sale Proceeds, and (ii) after September 30, 1997, the sum of: (A) $13,000,000, plus (B) 50% of positive Consolidated Net Income (without adjustment for any loss and determined exclusive of any gain or loss, net of the tax effects thereof, recognized in connection with the sale of the stock of TxCom) for the period after September 27, 1996 to and including each date of determination computed on a cumulative basis for said entire period, plus (C) the amount of any gain, net of the tax effects thereof, recognized subsequent to September 27, 1996 in connection with the sale of the stock of TxCom, plus (D) the amount of Stock Sale Proceeds."

            (d) Section 15.1 of the Securities Purchase Agreements is hereby amended to add the following definitions in appropriate alphabetical order:

         ""Adjusted Consolidated Indebtedness Ratio" shall mean, at any date, the ratio of Consolidated Indebtedness on the last day of the most recently completed fiscal quarter of the Holding Company to Consolidated Adjusted EBITDA for the most recently completed four fiscal quarters of the Holding Company, provided that, for purposes solely of calculating Consolidated Indebtedness on any day, the Working Capital Advances (as defined in the Bank Credit Agreement) shall be deemed to be outstanding in an aggregate principal amount equal to the average principal amount thereof outstanding during the two full fiscal quarters of the Holding Company then ended."

         ""Adjusted EBITDA" of any Person shall mean, for any period, the Net Income of such Person for such period (plus (w) the Second Quarter '97 Charge minus (x) for each fiscal quarter through the fiscal quarter ending December 31, 1998, that portion of the Second Quarter '97 Charge actually paid during such period minus (y) any gain arising from a reversal of the Second Quarter '97 Charge plus (z) on the fiscal quarter end date of December 31, 1998, the cash balance of the Second Quarter '97 Charge which the Operating Company has not yet paid in cash but which the Operating Company expects to incur), after restoring thereto amounts deducted for (a) Interest Charges, (b) taxes in respect of income and profits, and (c) amortization and depreciation, in each case determined in accordance with GAAP, excluding, in the case of the fiscal quarter in which the Acquisition is consummated, any restructuring charge taken by the Holding Company and its Subsidiaries in connection with the Acquisition."

         ""Second Quarter '97 Charge" shall mean the charge to earnings taken by the Operating Company in its second fiscal quarter in 1997 in the aggregate amount of $5,221,000 as a result of, among other things, the resignation of L. Michael Hone and several other executives from employment with the Holding Company and its Subsidiaries and Affiliates, centralization of research and development, reorganization of the domestic sales force, downsizing of some foreign sales office staffs, discontinuance of certain products and consolidation of manufacturing."

         ""Stock Sale Proceeds" shall mean the cash proceeds (net of reasonable and customary fees and expenses incurred in connection therewith and actually paid to unaffiliated third parties) from the proposed sale of shares of the Series A Convertible Preferred Stock of the Holding Company pursuant to the commitment dated August 5, 1997 issued by Romano Volta to the Holding Company."

                  (e) Section 15.1 of the Securities Purchase Agreements is hereby further amended by revising the definition of the various terms using the word "Consolidated" which appears beginning on page 51 and continuing to page 52 to insert (i) "Consolidated Adjusted EBITDA [14.7]" at the beginning thereof, (ii) "Adjusted EBITDA" immediately before "EBITDA, Funded Debt" and (iii) "Consolidated Adjusted EBITDA or" immediately before "Consolidated Net Income" appearing in the proviso therein.

                  (f) Section 15.1 of the Securities Purchase Agreements is hereby further amended by deleting the definitions of "Consolidated Indebtedness Ratio" and "EBITDA" appearing therein.

                  (g) Section 15.3(a) of the Securities Purchase Agreements is hereby amended by adding the following sentence at the end thereof:

"All specified fiscal quarter end dates in this Agreement are approximate and shall be deemed to refer to the actual fiscal quarter end dates of the Holding Company and/or the Operating Company, as applicable, most nearly occurring on such specified dates."

         3. Amendment to the Warrants to Reduce Exercise Price and Extend Exercise Period. Each of the Warrants is hereby amended to provide that the Exercise Price thereof is reduced from $9.48 to $8.00 per share (such Exercise Price being subject to further adjustment as provided in the Warrants) and that the Exercise Period therefor terminates at 5:00 p.m. Boston time on September 15, 2006. The Holding Company hereby certifies that since July 12, 1996 no event has occurred which, under the terms of the Warrants, requires an adjustment to the Exercise Price or to the number or kind of securities issuable upon exercise thereof.

         4. Consent to and Acknowledgment of Issuance of Series A Preferred Stock and Amendments to Bank Credit Agreement.

                  (a) Each of you hereby waives any breach of sections 11.6 and/or 14.16(a) of the Securities Purchase Agreements arising solely on account of the sale of shares of Series A Convertible Preferred Stock of the Holding Company pursuant to and upon the terms set forth in the commitment letter (and the term sheet attached thereto) dated August 5, 1997 from Romano Volta to the Holding Company, a copy of which is attached hereto as Exhibit A.

                  (b) Each of you hereby acknowledges that section 14.16(c) of the Securities Purchase Agreements permits the amendment of the Bank Credit Agreement as provided for in that certain Amendment Three to Credit Agreement (With Consent) dated as of August 13, 1997, among the Holding Company, the Operating Company, the financial institutions party thereto, Fleet Bank, as Initial Issuing Agent, and Fleet Bank, as administrative agent, substantially in the form attached hereto as Exhibit B.

         5.       No Default, Representations and Warranties, etc.

                  (a) The Companies represent and warrant that, except as otherwise modified by (i) the Holding Company's (A) Annual Report on Form 10-K for the fiscal year ended December 31, 1996, including all exhibits and appendices thereto, (B) Quarterly Report on Form 10-Q for the quarter ended April 4, 1997, and (C) Current Report on Form 8-K filed with the Commission on May 7, 1997, true, correct and complete copies of which have been furnished to you , (ii) the projections referred to on Exhibit B attached to Amendment No. 2 and Waivers to Securities Purchase Agreements dated as of July 4, 1997, and (iii) the information delivered to the Purchasers on June 11, 1997, which is attached to Amendment No. 2 and Waivers to Securities Purchase Agreements dated as of July 4, 1997 as Exhibit C, the representations and warranties contained in the Securities Purchase Agreements and the other Operative Documents are in all material respects correct on and as of the date hereof as if made on such date (except to the extent affected by the consummation of transactions permitted by the Securities Purchase Agreements) and that, after giving effect to the provisions of this Letter Agreement, no Default or Event of Default exists.

                  (b) The Companies each ratify and confirm the Securities Purchase Agreements (as amended hereby) and each of the other Operative Documents to which each is a party and agree that each such agreement, document and instrument is in full force and effect, that its obligations thereunder and under this Letter Agreement are its legal, valid and binding obligations enforceable against it in accordance with the terms thereof and hereof and that it has no defense, whether legal or equitable, setoff or counterclaim to the payment and performance of such obligations.

                  (c) The Companies agree that (i) if any default shall be made in the performance or observance of any covenant, agreement or condition contained in this Letter Agreement or in any agreement, document or instrument executed in connection herewith or pursuant hereto or (ii) if any representation or warranty made by the Companies herein or therein shall prove to have been false or incorrect on the date as of which made, the same shall constitute an Event of Default under the Securities Purchase Agreements and the other Operative Documents and, in such event, you and each other holder of any of the Notes shall have all rights and remedies provided by law and/or provided or referred to in the

         Securities Purchase Agreements and the other Operative Documents. The Companies further agree that this Letter Agreement is an Operative Document and all references thereto in the Securities Purchase Agreements and in any other of the other Operative Documents shall include this Letter Agreement.

         6. Payment of Transaction Costs. The Companies shall pay all reasonable fees and disbursements incurred by you in connection herewith, including, without limitation, the reasonable fees, expenses and disbursements of your special counsel.

         7. Governing Law. This Letter Agreement, including the validity hereof and the rights and obligations of the parties hereunder, shall be construed in accordance with and governed by the domestic substantive laws of the State of New York without giving effect to any choice of law or conflicts of law provision or rule that would cause the application of the domestic substantive laws of any other jurisdiction.

         8. Miscellaneous. The headings in this Letter Agreement are for purposes of reference only and shall not limit or otherwise affect the meaning hereof. This Letter Agreement embodies the entire agreement and understanding among the parties hereto and supersedes all prior agreements and understandings relating to the subject matter hereof. In case any provision in this Letter Agreement shall be invalid, illegal or unenforceable, the validity, legality and enforceability of the remaining provisions shall not in any way be affected or impaired thereby. This Letter Agreement may be executed in any number of counterparts and by the parties hereto on separate counterparts but all such counterparts shall together constitute but one and the same instrument.


            [The remainder of this page is intentionally left blank.]

         If you are in  agreement  with the  foregoing,  please sign the form of agreement on the accompanying counterpart hereof, whereupon this Letter Agreement shall become a binding agreement under seal among the parties hereto. Please then return one of such counterparts to the Companies.

                                            Very truly yours,

                                            PSC INC.



                                            By:____________________________
                                                                   (Title)


                                            PSC SCANNING, INC.



                                            By: _____________________________
                                                                   (Title)

         Each of the undersigned (a) acknowledges and assents to the terms and provisions of the foregoing Letter Agreement and (b) ratifies and confirms each of the Operative Documents to which it is a party and agrees that each such Operative Document is in full force and effect, that its obligations thereunder are its legal, valid and binding obligations enforceable against it in accordance with the terms thereof and that it has no defense, whether legal or equitable, setoff or counterclaim, to the payment and performance of such obligations.

                                            INSTAREAD CORPORATION


                                            By:____________________________
                                                                 (Title)


                                            PSC AUTOMATION, INC.
                                            (formerly named Laserdata
                                             Corporation)



                                            By: _____________________________
                                                                  (Title)

                                            LASERDATA HOLDINGS, INC.



                                            By:_____________________________
                                                                   (Title)


                                            PSC S.A., INC.



                                            By:_____________________________
                                                                  (Title)


                                            PSC SCANNING SYSTEMS, INC.



                                            By:_____________________________
                                                                 (Title)


The foregoing is hereby accepted and agreed to:

JOHN HANCOCK MUTUAL LIFE
   INSURANCE COMPANY



By:  _____________________________
                       (Title)


JOHN HANCOCK VARIABLE LIFE
   INSURANCE COMPANY



By:  _______________________________
                       (Title)

THE LINCOLN NATIONAL LIFE
   INSURANCE COMPANY

By:    Lincoln Investment Management, Inc.
       Its Attorney-in-Fact



By:  ___________________________
                      (Title)


LINCOLN NATIONAL INCOME FUND, INC.



By:  _____________________________
                      (Title)


RELIASTAR FINANCIAL CORP., as successor
   to Security-Connecticut Corporation



By:  _______________________________
                      (Title)


SECURITY-CONNECTICUT LIFE
   INSURANCE COMPANY



By:  _______________________________
                      (Title)


THE EQUITABLE LIFE ASSURANCE
   SOCIETY OF THE UNITED STATES


By:  _______________________________
                      (Title)