Form 10-Q
period 1997-10-03
PSC INC
filed 1997-11-10
CIK 319379

SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, DC   20549


                            FORM 10-Q


(Mark One)

    x  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                   SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended October 3, 1997

                               OR

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

As of November 5, 1997, there were 11,324,785 shares of common stock outstanding.


                    PSC Inc. AND SUBSIDIARIES

                              INDEX

                                             PAGE NUMBER
PART I  FINANCIAL INFORMATION

     Item 1 -Financial Statements

          Consolidated Balance Sheets as of
          October 3, 1997 (Unaudited) and
          December 31, 1996                    3 - 4

          Consolidated Statements of Operations and
          Retained Earnings for the three
          and nine months ended:
          October 3, 1997 (Unaudited) and
          September 27, 1996 (Unaudited)       5 - 6

          Consolidated Statements of Cash Flows
          for the nine months ended:
          October 3, 1997 (Unaudited) and
          September 27, 1996 (Unaudited)           7

          Notes to Consolidated Financial
          Statements (Unaudited)              8 - 11

     Item 2 -Management's Discussion and
             Analysis of Financial Condition
             and Results of Operations       12 - 14

PART II  OTHER INFORMATION

Item 1    -Legal Proceedings......................15

Item 2    -Changes in Securities..................15

Item 3    -Defaults upon Senior Securities........15

Item 4    -Submission of Matters to a Vote of
           Security Holders.......................15

Item 5    -Other Information......................15

Item 6    -Exhibits and Reports on Form 8-K.......15




                 PART I - FINANCIAL INFORMATION

Item 1:   Financial Statements

                    PSC Inc. AND SUBSIDIARIES
                   CONSOLIDATED BALANCE SHEETS
                   (All amounts in thousands)

                                 October 3, 1997   December 31, 1996
                                    (Unaudited)
ASSETS

CURRENT ASSETS
    Cash and cash equivalents           $  3,843     $ 10,838
    Accounts receivable, net of allowance
        for doubtful accounts of $1,476
        and $1,101, respectively          32,307       29,501
    Inventories                           18,670       18,306
    Prepaid expenses and other             1,906        1,244

   TOTAL CURRENT ASSETS                   56,726       59,889

PROPERTY, PLANT AND EQUIPMENT, net
    of accumulated depreciation of
    $11,580 and $8,225, respectively      36,243       35,612

DEFERRED TAX ASSETS                       23,696       24,773

INTANGIBLE AND OTHER ASSETS, net of
  accumulated amortization of $11,377
  and $6,238, respectively                58,997       63,087


TOTAL ASSETS                            $175,662     $183,361





SEE ACCOMPANYING NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS.



                    PSC Inc. AND SUBSIDIARIES
                   CONSOLIDATED BALANCE SHEETS
                   (All amounts in thousands)
                           (Continued)

                                   October 3, 1997  December 31, 1996
                                     (Unaudited)

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
       Current portion of long-term debt     $ 11,904  $   9,459
       Accounts payable                        17,627     15,681
       Accrued expenses                         8,774     11,448
       Accrued payroll and related employee
         benefits                               4,548      7,509
       Accrued acquisition related restructuring
         costs                                  1,778      4,009

     TOTAL CURRENT LIABILITIES                 44,631     48,106


LONG-TERM DEBT, less current maturities       102,765    117,994

OTHER LONG-TERM LIABILITIES                     2,499      1,960



SHAREHOLDERS' EQUITY
  Preferred shares, par value $.01;
   10,000 authorized, 110 and 0 shares issued
   and outstanding.  $11,000 aggregate
   liquidation value                                1          -
  Common shares, par value $.01;
   40,000 authorized,11,273 and  11,161
   shares issued and outstanding                  112        112
  Additional paid-in capital                   65,766     54,891
  Retained earnings                           (38,679)   (39,432)
  Cumulative translation adjustment            (1,196)       (33)

  Less treasury stock, 39 shares
  repurchased, at cost                           (237)      (237)

     TOTAL SHAREHOLDERS' EQUITY                25,767     15,301

TOTAL LIABILITIES AND SHAREHOLDERS'
  EQUITY                                     $175,662   $183,361

SEE ACCOMPANYING NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS.


                    PSC Inc. AND SUBSIDIARIES
   CONSOLIDATED STATEMENTS OF OPERATIONS AND RETAINED EARNINGS
        (All amounts in thousands, except per share data)
                           (Unaudited)

                                          Three Months Ended
                                        October 3, September 27,
                                           1997       1996
NET SALES                                 $53,191   $46,486

COST OF SALES                              31,024    26,203
     Gross profit                          22,167    20,283

OPERATING EXPENSES
     Engineering, research and development  3,108     3,655
     Selling, general and administrative   10,377    11,430
     Amortization of intangibles resulting
          from business acquisitions        1,674     1,447
     Acquisition related restructuring and
          other costs                           -    70,068
          Income/(loss) from operations     7,008   (66,317)

INTEREST AND OTHER INCOME /(EXPENSE):
     Interest expense                      (3,039)   (2,577)
     Interest income                           91       131
     Other income/(expense)                   (25)     (196)
                                           (2,973)   (2,642)
     Income/(loss) from continuing
          operations before
          income tax provision/(benefit)    4,035   (68,959)

     Income tax provision/(benefit)         1,493   (25,515)
     Income/(loss) from continuing
       operations                           2,542   (43,444)
     Discontinued operations:
     Loss from discontinued operations,
       net of tax                               -      (114)
     Loss on disposal of discontinued
       operations, net of tax                   -    (5,217)
     Total loss from discontinued operations    -    (5,331)
     Net income/(loss)                     $2,542  ($48,775)

NET INCOME/(LOSS) PER COMMON AND COMMON
        EQUIVALENT SHARE
     Primary:
       Continuing operations                $0.21    ($3.99)
       Discontinued operations                  -     (0.49)
       Net income/(loss)                    $0.21    ($4.48)

     Fully diluted:
       Continuing operations                $0.20    ($3.99)
       Discontinued operations                  -     (0.49)
       Net income/(loss)                    $0.20    ($4.48)


WEIGHTED AVERAGE NUMBER OF
    COMMON AND COMMON EQUIVALENT
    SHARES OUTSTANDING
     Primary                               11,838    10,895
     Fully diluted                         12,426    10,895

RETAINED EARNINGS/(ACCUMULATED DEFICIT):
     Retained earnings/(Accumulated deficit)
       beginning of period               ($41,221)   $8,194
     Net income/(loss)                      2,542   (48,775)
     Retained earnings/(Accumulated deficit),
       end of period                     ($38,679) ($40,581)

SEE ACCOMPANYING NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS.


                    PSC Inc. AND SUBSIDIARIES
   CONSOLIDATED STATEMENTS OF OPERATIONS AND RETAINED EARNINGS
        (All amounts in thousands, except per share data)
                           (Unaudited)

                                          Nine Months Ended
                                        October 3, September 27,
                                            1997      1996
NET SALES                                 $154,728   $90,037

COST OF SALES                               91,947    52,034
     Gross profit                           62,781    38,003

OPERATING EXPENSES:
     Engineering, research and development   9,996     7,046
     Selling, general and administrative    33,917    24,456
     Severance and other costs               4,191         -
     Amortization of intangibles resulting
          from business acquisitions         5,022     1,893
     Acquisition related restructuring and
          other costs                            -    70,068
          Income/(loss) from operations      9,655   (65,460)

INTEREST AND OTHER INCOME /(EXPENSE):
     Interest expense                       (9,793)   (2,603)
     Interest income                           342       368
     Other income/(expense)                     83      (238)
                                            (9,368)   (2,473)
     Income/(loss) from continuing
       operations before
       income tax provision/(benefit)          287   (67,933)

     Income tax provision/(benefit)            105   (25,135)
     Income/(loss) from continuing operations 182 (42,798) Discontinued operations:
     Gain/(loss) from discontinued operations,
       net of tax                              164      (114)
     Gain/(loss) on disposal of discontinued
       operations, net of tax                  407    (5,217)
     Total gain/(loss) from discontinued
       operations                              571    (5,331)
     Net income/(loss)                        $753  ($48,129)

NET INCOME/(LOSS) PER COMMON AND COMMON
        EQUIVALENT SHARE:
        Primary:
     Continuing operations                   $0.02    ($4.16)
     Discontinued operations                  0.05     (0.52)
     Net income/(loss)                       $0.07    ($4.68)

        Fully diluted:
     Continuing operations                   $0.01    ($4.16)
     Discontinued operations                  0.05     (0.52)
     Net income/(loss)                       $0.06    ($4.68)

WEIGHTED AVERAGE NUMBER OF
    COMMON AND COMMON EQUIVALENT
    SHARES OUTSTANDING
     Primary                                11,472    10,274
     Fully diluted                          12,148    10,274

RETAINED EARNINGS/(ACCUMULATED DEFICIT):
     Retained earnings/(Accumulated deficit)
       beginning of period                ($39,432)   $7,548
     Net income/(loss)                         753   (48,129)
     Retained earnings/(Accumulated
       deficit), end of period            ($38,679) ($40,581)

SEE ACCOMPANYING NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS.


                    PSC INC. and SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF CASH FLOWS
                   (All amounts in thousands)
                           (Unaudited)
                                             Nine Months Ended
                                          October 3, September 27,
                                            1997         1996
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net Income /(loss)                          $753    ($48,129)
   Adjustments to reconcile net income/(loss)
   to net cash provided by (used in)
   operating activities:
     Depreciation and amortization         10,466       5,612
     Loss on disposition of assets            109       3,860
     Acquired research and development
       write-off                                -      60,100
     (Gain)/loss on disposition of
       discontinued operations               (407)      5,217
     Deferred tax assets                    1,077     (21,046)
     Decrease (increase) in assets:
      Accounts receivable                  (3,918)      2,065
      Inventories                            (366)     (2,318)
      Prepaid expenses and other             (218)     (5,281)
     Increase (decrease) in liabilities:
      Accounts payable                      2,094       2,314
      Accrued expenses                     (2,973)      4,085
      Accrued payroll and commissions      (2,983)        (86)
      Accrued acquisition related
        restructuring costs                (3,090)      5,812

        Net cash provided by operating
          activities                          544      12,205

CASH FLOWS FROM INVESTING ACTIVITIES:
 Capital expenditures, net                 (5,887)     (2,376)
 Additions to intangible and other assets     (63)     (2,005)
 Cash paid for acquisition of business          -      (7,134)
 Proceeds from sale of investments              -       4,167
        Net cash used in investing
          activities                       (5,950)     (7,348)

CASH FLOWS FROM FINANCING ACTIVITIES:
 Additions to debt                          5,000           -
 Additions to long-term liabilities         1,938          67
 Principal repayments of long-term debt   (17,784)        (83)
 Payment of other long-term liabilities      (456)        (38)
 Issuance of preferred stock, net          10,212           -
 Exercise of stock options and sale of
   common stock                               664       1,746
 Tax benefit from exercise or early
   disposition of certain stock options         -          70
        Net cash (used in) provided by
          financing activities               (426)      1,762

FOREIGN CURRENCY TRANSLATION               (1,163)       (188)

NET (DECREASE)/INCREASE IN CASH
     AND CASH EQUIVALENTS                  (6,995)      6,431

CASH AND CASH EQUIVALENTS:
     Beginning of period                   10,838       5,538
     End of period                       $  3,843     $11,969

SEE ACCOMPANYING NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS.


                    PSC Inc. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED October 3, 1997 and September 27, 1996
        (All amounts in thousands, except per share data)
                           (Unaudited)

(1)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

   The accompanying consolidated financial statements have been prepared by the Company without audit. In the opinion of management, these financial statements include all adjustments necessary to present fairly the Company's financial position as of October 3, 1997, the results of operations for the three and nine months ended October 3, 1997 and September 27, 1996 and its cash flows for the nine months ended October 3, 1997 and September 27, 1996. The results of operations for the three and nine months ended October 3, 1997 are not necessarily indicative of the results to be expected for the full year.

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

   NET INCOME PER COMMON AND COMMON EQUIVALENT SHARE

   The Company accounts for net income per common and common equivalent share in accordance with the provisions of Accounting Principles Board Opinion No. 15 (APB No. 15). In March 1997, Statement of Financial Accounting Standards No. 128 (SFAS No. 128), "Earnings per Share" was issued. SFAS No. 128 replaces primary Earnings Per Share (EPS) with basic EPS. Basic EPS is computed by dividing reported earnings available to common stockholders by weighted average shares outstanding. No dilution for common share equivalents is included. Fully diluted EPS, now called diluted EPS, is still required. The Company is required to adopt SFAS No. 128 retroactively for periods ending after December 15, 1997. On a pro forma basis, basic EPS and diluted EPS were as follows:

                                Three Months Ended  Nine Months Ended
                                  October 3, 1997     October 3, 1997
     Basic EPS:
        Continuing operations            $0.23           $0.02
        Discontinued operations              -            0.05
        Net income                       $0.23          $ 0.07

     Diluted EPS:
        Continuing operations            $0.21           $0.02
        Discontinued operations              -            0.05
        Net income                       $0.21           $0.07

  INVENTORIES

   Inventories  are  stated  at  the  lower  of  cost  (first-in,
   first-out  method)  or  market.   Elements  of  cost   include
   materials, labor and overhead and consist of the following:

                                 October 3, 1997   December 31, 1996
     Raw materials                    $10,338        $10,688
     Work-in-process                    4,101          3,547
     Finished goods                     4,231          4,071
                                      $18,670        $18,306


                    PSC Inc. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
  FOR THE THREE MONTHS ENDED October 3, 1997 and  September 27, 1996
        (All amounts in thousands, except per share data)
                           (Unaudited)


 (2) LONG-TERM DEBT

   Long-term debt consists of the following:

                                 October 3, 1997      December 31, 1996
     Senior Term Loan A                $49,000           $55,000
     Senior Term Loan B                 24,250            25,000
     Senior revolving credit             6,530            12,500
     Subordinated term loan             29,472            29,428
     Subordinated promissory note        5,000             5,000
     Other                                 417               525
                                       114,669           127,453
     Less:  current maturities          11,904             9,459
                                      $102,765          $117,994

(3)  SHAREHOLDERS' EQUITY

   In September 1997, the Company completed a private placement of equity with Hydra Investissements S.A., a Luxembourg corporation (the Purchaser). The Company issued 110 shares of Series A Convertible Preferred Shares. The Series A Preferred Shares are convertible at anytime and at the option of the holders of the Series A Preferred, into Common Shares of the Company. The conversion price is $8.00 per Common Share or one share of Series A Preferred for 12.5 Common Shares. As a result, the Purchaser beneficially owns 1,375 Common Shares of the Company. The net proceeds to the Company from the offering were $10.2 million. The Company used the proceeds for working capital purposes and to repay a portion of its senior revolving credit facility. In connection with the issuance of preferred stock, a warrant evidencing the right to purchase an aggregate of 180 Common Shares of the Company was issued to the Purchaser. This warrant has an exercise price of $8.00 per share and may be exercised between September 10, 1997 and September 10, 2001.

   During the nine month period ended October 3, 1997, employees purchased approximately 67 shares at $5.81 per share under the provisions of the Company's Employee Stock Purchase Plan.

   Changes in the status of options under the Company's stock option plans are summarized as follows:

                     January 1, 1997   Weighted   January 1, 1996    Weighted
                            to         Average          to            Average
                     October 3, 1997    Price      Dec. 31, 1996       Price
   Options outstanding
    at beginning of period     2,818    $8.33         2,138           $8.41
   Options granted             1,004     6.68           953            7.78
   Options exercised             (45)    6.08          (173)           6.27
   Options forfeited/canceled   (622)    9.03          (100)           8.06
   Options outstanding at
    end of period              3,155     7.70         2,818            8.33

   Number of options at end
    of period:
    Exercisable                1,607                  1,630
    Available for grant          399                    784



                    PSC Inc. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED October 3, 1997 and September 27, 1996
        (All amounts in thousands, except per share data)
                           (Unaudited)


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

                   Pro Forma Three Months Ended  Pro Forma Nine Months Ended
                             September 27, 1996            September 27,1996
    Net sales                       $50,443                   $154,947
    Loss from operations            (66,119)                   (57,100)
    Loss from continuing operations (43,441)                   (41,425)
    Total loss from discontinued
      operations                     (5,331)                    (5,331)
    Net loss                        (48,772)                   (46,756)

    Net loss per common and
    common equivalent share:
    Continuing operations            ($3.94)                    ($3.77)
    Discontinued operations           (0.48)                     (0.49)
    Net loss                         ($4.42)                    ($4.26)

    Weighted average shares
      outstanding                    11,026                     10,974


(5)  DERIVATIVES

   The Company monitors its exposure to interest rate and foreign currency exchange risk. The Company has limited involvement with derivative financial instruments and does not use them for trading purposes. The Company uses derivative instruments solely to reduce the financial impact of these risks.

  Interest Rate Risk:

  The Company has entered into interest rate swap agreements with its senior lending banks in accordance with the terms of the senior loans. The Company uses these interest rate swap agreements to reduce its exposure to variable rates. The differentials to be received or paid under these interest rate swap agreements are recognized as a component of interest expense in the consolidated income statement.

  Foreign Currency Exchange Rate Risk:

  The Company enters into forward foreign exchange contracts as a
hedge  against currency fluctuations              relating     to
net foreign transactions and commitments denominated in foreign currencies. The foreign exchange contracts generally have maturities of approximately 30 days and require the Company to exchange foreign currencies for U.S. dollars at maturity, at rates agreed to at the inception of the contracts. Gains and losses on forward contracts are offset against the foreign exchange gains or losses on the underlying hedged itemsand are recorded as a component of Selling, General and Administrative
expenses in the consolidated income             statement.


Item 2:  Management's Discussion and Analysis of Financial
               Condition and Results of Operations

General

The   following  discussion  and  analysis  should  be  read   in
conjunction with the Consolidated Financial Statements and Notes to Consolidated Financial Statements of the Company's December
31, 1996 annual report on Form 10-K.

Results of Operations:  Three Months ended October 3, 1997 and
September 27, 1996

Net Sales. Consolidated net sales during the three months ended October 3, 1997 increased $6.7 million or 14% compared with the same period in 1996. The increase is due to the full quarter effect of Spectra product sales and increased sales volumes of the Company's QuickScan handheld scanner products. International net sales increased 20% primarily due to the Spectra acquisition and represented approximately 45% of net sales in the third quarter of 1997 versus 41% of net sales in the third quarter of 1996.

Gross Profit. Consolidated gross profit during the three months ended October 3, 1997 increased $1.9 million or 9% compared with the same period in 1996. The increased dollar amount is primarily due to the acquisition of Spectra and a change in the sales mix of the Company's handheld and fixed position scanner products. As a percentage of sales, gross profit decreased from 43.6% to 41.7% due to lower average selling prices in the handheld and fixed position product lines.

Engineering, Research and Development. Engineering, Research and Development (ER&D) expenses decreased $0.5 million or 15%, as compared to the same period in 1996. As a percentage of sales, ER&D was 5.8% in the third quarter of 1997 versus 7.9% of net sales in the third quarter of 1996. As a result of efficiencies developed due to the integration of Spectra, the Company has reduced its ER&D expenses as a percentage of sales.

Selling, General and Administrative. Selling, General and Administrative (SG&A) expenses decreased $1.1 million or 9%, as compared to the same period in 1996. As a percentage of sales, SG&A was 19.5% in 1997 versus 24.6% in 1996. As a result of efficiencies developed due to the integration of Spectra, the Company has reduced its general and administrative expenses as a percentage of sales. In addition, the Company is now operating under the Symbol-Spectra license agreement which has reduced royalty expenses as a percentage of sales.

Acquisition Related Restructuring and Other Costs. During the 1994 fourth quarter, the Company recorded a one-time pretax restructuring charge of $3.0 million. The charge related to the integration of the Company's existing fixed position scanner product lines with those of LazerData, which was acquired in December 1994. The restructuring program in part, provided for employee severance and benefit costs for the elimination of approximately 12 manufacturing and engineering support positions. As of October 3, 1997, all positions targeted in the restructuring program have been eliminated. The amount of the restructuring accrual at October 3, 1997 was approximately $0.2 million. Restructuring actions will be substantially completed by December 31, 1997. There have been no reallocations or reestimates to date.

During the third quarter of 1996, the Company recorded a one-time, pretax charge of $10.0 million for the cost of restructuring its existing operations with those of Spectra which was acquired in July 1996. The restructuring program in part, provided for employee severance and benefit costs for the elimination of certain positions. As of October 3, 1997, all positions targeted in the restructuring program have been eliminated. The amount of the restructuring accrual at October 3, 1997 was approximately $1.7 million. Restructuring actions will be substantially completed by December 31, 1997. There have been no reallocations or reestimates to date.

Interest Expense. Interest expense increased $0.5 million versus the comparable period in 1996. The interest expense relates to the debt incurred in connection with the acquisition of Spectra in July 1996.

Provision for Income Taxes. The Company recorded a $1.5 million tax provision in 1997 primarily due to an increase in pretax income. The Company's effective tax rate was 37% in both 1997 and 1996. The Company expects to record income tax expense at or about the combined federal and state statutory tax rate in 1997.

Discontinued Operations. During the third quarter of 1996, the Company adopted a plan to dispose of its TxCOM subsidiary. TxCOM was acquired as part of the Spectra acquisition. During the second quarter of 1997, the Company completed the sale of TxCOM for approximately $1.0 million. A gain of approximately $0.4 million, net of tax, was recorded.

Results of Operations:  Nine Months ended October 3, 1997 and
September 27, 1996

Net Sales. Consolidated net sales during the nine months ended October 3, 1997 increased $64.7 million or 72% compared with the same period in 1996. The increase is due to the inclusion of Spectra product sales and increased sales volumes of the Company's QuickScan handheld scanner products. International net sales increased 132% primarily due to the Spectra acquisition and represented approximately 45% of net sales in the nine months of 1997 versus 32% of net sales in the first nine months of 1996.

Gross Profit. Consolidated gross profit during the nine months ended October 3, 1997 increased $24.8 million or 65% compared with the same period in 1996. The increased dollar amount is primarily due to the acquisition of Spectra and a change in the sales mix of the company's handheld and fixed position scanner products. As a percentage of sales, gross profit decreased from 42.2% to 40.6% due to lower average selling prices in the handheld and fixed position product lines.

Engineering, Research and Development. Engineering, Research and Development (ER&D) expenses increased $3.0 million or 42%, as compared to the same period in 1996. The increased dollar amount is primarily due to the inclusion of Spectra. As a percentage of sales, ER&D was 6.5% in 1997 versus 7.8% in 1996. As a result of efficiencies developed due to the integration of Spectra, the Company has reduced its ER&D expenses as a percentage of sales.

Selling, General and Administrative. Selling, General and Administrative (SG&A) expenses increased $9.5 million or 39%, as compared to the same period in 1996. The increased dollar amount is primarily due to the inclusion of Spectra. As a percentage of sales, SG&A was 21.9% in 1997 versus 27.2% in 1996. As a result of efficiencies developed due to the integration of Spectra, the Company has reduced its general and administrative expenses as a percentage of sales. In addition, the Company is now operating under the Symbol-Spectra license agreement which has reduced royalty expenses as a percentage of sales.

Severance and Other Costs. During the second quarter of 1997, the Company recorded a one-time pretax charge of $4.2 million for severance and other costs. Of the total charge, approximately $2.3 million was associated with the Severance Agreement with the former CEO, $1.2 million was for employee severance and benefit costs for the elimination of approximately 30 positions including several senior executives, and $0.7 million for the centralization of research and development efforts and the relocation of manufacturing or certain product lines between its two manufacturing facilities.

Interest Expense. Interest expense increased $7.2 million versus the comparable period in 1996. The interest expense relates to the debt incurred in connection with the acquisition of Spectra in July 1996.

Provision for Income Taxes. The Company recorded a $0.1 million tax provision in 1997 primarily due to an increase in pretax income. The Company's effective tax rate was 37% in both 1997 and 1996. The Company expects to record income tax expense at or about the combined federal and state statutory tax rate in 1997.

Discontinued Operations. During the third quarter of 1996, the Company adopted a plan to dispose of its TxCOM subsidiary. TxCOM was acquired as part of the Spectra acquisition. During the second quarter of 1997, the Company completed the sale of TxCOM for approximately $1.0 million. A gain of approximately $0.4 million, net of tax, was recorded.

Liquidity and Capital Resources:

Current assets decreased $3.2 million from December 31, 1996 due to a decrease in cash offset in part by an increase to accounts receivable. Current liabilities decreased $3.5 million primarily due to a reduction in accrued expenses offset in part by an increase in accounts payable. As a result, working capital increased $0.3 million from December 31, 1996.

Property, plant and equipment expenditures totaled $5.9 million for the nine months ended October 3, 1997 compared with $2.4 million for the nine months ended September 27, 1996. The 1997 expenditures primarily related to manufacturing equipment and new product tooling.

The long-term debt to capital percentage was 80.0% at October 3, 1997 versus 88.5% at December 31, 1996. At October 3, 1997, liquidity immediately available to the Company consisted of cash and cash equivalents of $3.8 million. In connection with the acquisition of Spectra during 1996, the Company obtained new credit facilities totaling $130.0 million. The Company has $13.5 million available on these facilities. During the third quarter of 1997, the preferred stock investment was utilized for working capital purposes and to reduce a portion of the senior revolving credit facility, thus, resulting in a decrease to the long-term debt to capital percentage. The Company believes that its cash resources and available credit facilities, in addition to its operating cash flows, are sufficient to meet its requirements for the next twelve months.



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

Item 2:   Changes in Securities:  None

Item 3:   Defaults upon Senior Securities:  None

Item 4:   Submission  of  Matters to a Vote of Security  Holders: None

Item 5:   Other Information:  None

Item 6:   Exhibits and Reports on Form 8-K
          (a)  Exhibits:  None

          (b)  Reports on Form 8-K:
          Report on Form 8-K, dated September 10, 1997



SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              PSC Inc.



DATE:  November 10, 1997   By: /s/Robert C.Strandberg
                           Robert C. Strandberg
                           President and Chief Executive Officer


DATE:  November 10, 1997   By: /s/ William J. Woodard
                           William J. Woodard
                           Vice President and Chief Financial Officer



DATE:  November 10, 1997   By: /s/ Michael J. Stachura
                           Michael J. Stachura
                           Vice President of Finance
                           (Principal Accounting Officer)