Form 10-Q/A
period 1997-07-04
PSC INC
filed 1998-02-05
CIK 319379

==============================================




                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                                   FORM 10-Q/A

                                 Amendment No. 2



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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the 12 months preceding (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

As  of  February  2,  1998,  there  were  11,498,753   shares  of  common  stock
outstanding.

 =============================================================================

Explanatory Note:

The undersigned registrant hereby amends Item 1 (Financial Statements) and Item 2 (Management's Discussion and Analysis of Financial Condition and Results of Operations) in their entirety to correct an error in the computation of the loss on the sale of the Company's TxCOM subsidiary during the second quarter of 1997.



                            PSC Inc. AND SUBSIDIARIES

                                      INDEX

                                                               PAGE NUMBER
PART I  FINANCIAL INFORMATION

         Item 1 -Financial Statements

                  Consolidated Balance Sheets as of
                  July 4, 1997 (Unaudited) and
                  December 31, 1996...................................3 - 4

                  Consolidated Statements of Operations and
                  Retained Earnings for the three
                  and six months ended:
                  July 4, 1997 (Unaudited) and
                  June 30, 1996 (Unaudited) ..........................5 - 6

                  Consolidated Statements of Cash Flows
                  for the six months ended:
                  July 4, 1997 (Unaudited) and
                  June 30, 1996 (Unaudited) ..............................7

                  Notes to Consolidated Financial
                  Statements (Unaudited) ............................8 - 11

         Item 2 -Management's Discussion and Analysis of
                            Financial Condition and Results of
                            Operations .............................12 - 14

                         PART I - FINANCIAL INFORMATION

Item 1:  Financial Statements

                            PSC Inc. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                           (All amounts in thousands)

                                                           July 4, 1997         December 31, 1996
                                                            (Unaudited)

ASSETS

CURRENT ASSETS
        Cash and cash equivalents                              $  1,897               $  10,838
        Accounts receivable, net of allowance
            for doubtful accounts of $1,382
           and $1,101, respectively                              27,099                  29,501
        Inventories                                              18,843                  18,306
        Prepaid expenses and other                                2,045                   1,244
                                                            -----------              ----------

       TOTAL CURRENT ASSETS                                      49,884                  59,889

PROPERTY, PLANT AND EQUIPMENT, net
        of accumulated depreciation of $10,030
        and $8,225, respectively                                 36,599                  35,612

DEFERRED TAX ASSETS                                              24,562                  24,773

INTANGIBLE AND OTHER ASSETS, net of accumulated
  amortization of $9,377 and $6,238 respectively                 60,834                  63,087
                                                             ----------              ----------


TOTAL ASSETS                                                  $ 171,879                $183,361
                                                             ==========               =========







SEE ACCOMPANYING NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS.



                            PSC Inc. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                           (All amounts in thousands)
                                   (Continued)
                                                         July 4, 1997            December 31, 1996
                                                         ------------            -----------------
                                                         (Unaudited)


LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES

       Current portion of long-term debt                       $ 11,088               $   9,459
       Accounts payable                                          17,097                  15,681
       Accrued expenses                                           7,654                  11,448
       Accrued payroll and related employee benefits              6,274                   7,509
       Accrued acquisition related restructuring costs            1,672                   4,009
                                                            -----------               ---------

         TOTAL CURRENT LIABILITIES                               43,785                  48,106


LONG-TERM DEBT, less current maturities                         111,823                 117,994

OTHER LONG-TERM LIABILITIES                                       3,250                   1,960



SHAREHOLDERS' EQUITY
       Preferred Shares, par value $.01;
      10,000 authorized, none issued                                  0                       0
       Common shares, par value $.01;
         40,000 authorized, 11,196 and  11,161
          shares issued and outstanding                             112                     112
       Additional paid-in capital                                55,322                  54,891
       Retained earnings                                        (41,893)                (39,432)
       Cumulative translation adjustment                           (283)                    (33)

       Less treasury stock, 39 shares
        repurchased, at cost                                       (237)                   (237)
                                                             -----------              ----------

         TOTAL SHAREHOLDERS' EQUITY                              13,021                  15,301
                                                              ---------                --------

TOTAL LIABILITIES AND SHAREHOLDERS'
     EQUITY                                                    $171,879                $183,361
                                                               ========                ========

SEE ACCOMPANYING NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS.


                            PSC Inc. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF OPERATIONS AND RETAINED EARNINGS
                (All amounts in thousands, except per share data)
                                   (Unaudited)

                                                                         Three Months Ended
                                                                    July 4,            June 30,
                                                                     1997              1996
                                                                     ----              ----
NET SALES                                                           $ 47,301           $22,052

COST OF SALES                                                         29,388            13,488
                                                                    --------         ---------
         Gross profit                                                 17,913             8,564

OPERATING EXPENSES
         Engineering, research and development                         3,447             1,611
         Selling, general and administrative                          10,464             6,504
         Severance and other costs                                     4,191                 0
         Amortization of intangibles resulting
              from business acquisitions                               1,672               222
                                                                   ---------          --------
              Income/(loss) from operations                           (1,861)              227

INTEREST AND OTHER INCOME /(EXPENSE):
         Interest expense                                             (3,384)              (12)
         Interest income                                                 100               125
         Other income/(expense)                                           (8)               (5)
                                                                -------------       -----------
                                                                      (3,292)              108
                                                                   ----------        ---------
         Income/(loss) from continuing operations before
              income tax provision/(benefit)                          (5,153)              335

         Income tax provision/(benefit)                               (1,907)              124
                                                                      -------         --------
         Income/(loss) from continuing operations                     (3,246)              211
         Discontinued operations:
         Gain from discontinued operations, net of tax                   180                 0
         Loss on sale of discontinued operations, net of tax            (265)                0
                                                                   ----------     ------------
         Total loss from discontinued operations                         (85)                0
                                                                 ------------     ------------
         Net income/(loss)                                           ($3,331)        $     211
                                                                     ========        =========

NET INCOME/(LOSS) PER COMMON AND COMMON
        EQUIVALENT SHARE
         Continuing operations                                        ($0.29)       $   0.02
         Discontinued operations                                       (0.01)           0.00
                                                                     --------      ---------
         Net income/(loss)                                            ($0.30)        $  0.02
                                                                      =======        =======

WEIGHTED AVERAGE NUMBER OF
    COMMON AND COMMON EQUIVALENT
    SHARES OUTSTANDING                                                11,142            10,422

RETAINED EARNINGS/(ACCUMULATED DEFICIT):
         Retained earnings/(Accumulated deficit)
           beginning of period                                      ($38,562)         $  7,983
         Net income/(loss)                                            (3,331)              211
                                                                  -----------       ----------
         Retained earnings/(Accumulated deficit),
           end of period                                            ($41,893)         $  8,194
                                                                    =========         ========

SEE ACCOMPANYING NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS.


                            PSC Inc. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF OPERATIONS AND RETAINED EARNINGS
                (All amounts in thousands, except per share data)
                                   (Unaudited)


                                                                       Six  Months Ended
                                                                    July 4,           June 30,
                                                                     1997               1996
                                                                     ----               ----
NET SALES                                                           $101,537           $43,551

COST OF SALES                                                         60,923            25,831
                                                                     -------         ---------
         Gross profit                                                 40,614            17,720

OPERATING EXPENSES:
         Engineering, research and development                         6,888             3,391
         Selling, general and administrative                          23,540            13,027
         Severance and other costs                                     4,191                 0
         Amortization of intangibles resulting
              from business acquisitions                               3,348               445
                                                                   ---------          --------
              Income from operations                                   2,647               857

INTEREST AND OTHER INCOME /(EXPENSE):
         Interest expense                                             (6,754)              (25)
         Interest income                                                 251               236
         Other income/(expense)                                          108               (42)
                                                                   ---------         ----------
                                                                      (6,395)              169
                                                                    ---------        ---------
         Income/(loss) from continuing operations before
              income tax provision/(benefit)                          (3,748)            1,026

         Income tax provision/(benefit)                               (1,388)              380
                                                                      -------         --------
         Income/(loss) from continuing operations                     (2,360)              646
         Discontinued operations:
         Gain from discontinued operations, net of tax                   164                 0
         Loss on sale of discontinued operations, net of tax            (265)                0
                                                                        -----        ---------
         Total loss from discontinued operations                        (101)                0
                                                                  -----------      -----------
         Net income/(loss)                                           ($2,461)         $    646
                                                                     ========         ========

NET INCOME/(LOSS) PER COMMON AND COMMON
        EQUIVALENT SHARE:
         Continuing operations                                        ($0.21)       $   0.06
         Discontinued operations                                      ( 0.01)           0.00
                                                                     --------      ---------
         Net income/(loss)                                            ($0.22)        $  0.06
                                                                      =======        =======

WEIGHTED AVERAGE NUMBER OF
    COMMON AND COMMON EQUIVALENT
    SHARES OUTSTANDING                                                11,139            10,412

RETAINED EARNINGS/(ACCUMULATED DEFICIT):
         Retained earnings/(Accumulated deficit)
           beginning of period                                      ($39,432)         $  7,548
         Net income/(loss)                                            (2,461)              646
                                                                  -----------       ----------
         Retained earnings/(Accumulated deficit),
           end of period                                            ($41,893)         $  8,194
                                                                    =========         ========

SEE ACCOMPANYING NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS.




                            PSC INC. and SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (All amounts in thousands)
                                   (Unaudited)

                                                                           Six Months Ended
                                                                       July 4,        June 30,
                                                                        1997            1996
                                                                        ----            ----

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net Income /(loss)                                               ($2,461)        $     646
       Adjustments to reconcile net income/(loss)
       to net cash provided by (used in) operating activities:
         Depreciation and amortization                                 7,112             2,170
         Loss on disposition of assets                                   109                37
         Loss on disposition of discontinued operations                  265                 0
         Deferred tax assets                                             211               128
         Decrease (increase) in assets:
             Accounts receivable                                       1,290               665
             Inventories                                                (539)           (1,880)
             Prepaid expenses and other                                 (357)           (2,132)
         Increase (decrease) in liabilities:
             Accounts payable                                          1,564             2,081
             Accrued expenses                                         (4,112)             (523)
             Accrued payroll and commissions                          (1,230)             (648)
             Accrued acquisition related restructuring costs          (2,605)             (331)
                                                                    ---------        ----------

                Net cash (used in) provided by
                   operating activities                                 (753)              213
                                                                   ----------       ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Capital expenditures, net                                         (4,693)             (967)
    Additions to intangible and other assets                            (104)             (780)
    Proceeds from sale of investments                                      0             4,167
                                                                ------------         ---------
                Net cash (used in) provided by  investing activities   (4,797)           2,420
                                                                    ----------       ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Additions to long-term liabilities                                 1,938                 0
    Principal repayments of long-term debt                            (4,542)              (63)
    Payment of other long-term liabilities                              (296)                0
    Exercise of stock options and sale of common stock                   431               627
    Tax benefit from exercise or early disposition
        of certain stock options                                           0                70
                                                                 -----------       -----------
                Net cash (used in) provided by financing activities   (2,469)              634
                                                                    ---------       ----------

FOREIGN CURRENCY TRANSLATION                                            (922)              (23)

NET INCREASE/(DECREASE)  IN CASH                                                         _____
                                                                 -----------
         AND CASH EQUIVALENTS                                         (8,941)            3,244

CASH AND CASH EQUIVALENTS:
         Beginning of period                                          10,838             5,538
                                                                    --------           -------

         End of period                                              $  1,897           $ 8,782
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

      NET INCOME PER COMMON AND COMMON EQUIVALENT SHARE

      The Company accounts for net income per common and common equivalent share in accordance with the provisions of Accounting Principles Board Opinion No. 15 (APB No. 15). In March 1997, Statement of Financial Accounting Standards No. 128 (SFAS No. 128), "Earnings per Share" was issued. SFAS No. 128 replaces primary Earnings Per Share (EPS) with basic EPS. Basic EPS is computed by dividing reported earnings available to common stockholders by weighted average shares outstanding. No dilution for common share equivalents is included. Fully diluted EPS, now called diluted EPS, is still required. The Company is required to adopt SFAS No. 128 retroactively for periods ending after December 15, 1997. On a pro forma basis, basic EPS and diluted EPS for the three and six months ended July 4, 1997 were ($0.30) and ($0.22), respectively, the same as reported EPS.

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

      Changes in the status of options under the Company's stock option plans are summarized as follows:

                                    January 1, 1997     Weighted   January 1, 1996     Weighted
                                          to             Average         to            Average
                                      July  4, 1997       Price    Dec. 31, 1996        Price
                                      -------------       -----    -------------        -----


      Options outstanding
         at beginning of period        2,818              $8.33        2,138            $8.41
      Options granted                    369               6.55          953             7.78
      Options exercised                   (7)              6.06         (173)            6.27
      Options forfeited/canceled        (542)              9.05         (100)            8.06
                                      -------                           -----
      Options outstanding at
         end of period                 2,638               7.94         2,818             8.33

      Number of options at end
         of period:
         Exercisable                   1,725                            1,630
         Available for grant             957                              784



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

Results of Operations:  Three Months ended July 4, 1997 and June 30, 1996
-------------------------------------------------------------------------

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

Discontinued Operations. During the third quarter of 1996, the Company adopted a plan to dispose of its TxCOM subsidiary. TxCOM was acquired as part of the Spectra acquisition. During the second quarter of 1997, the Company completed the sale of TxCOM for approximately $1.0 million. A loss of approximately $0.3 million, net of tax, was recorded.

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

Discontinued Operations. During the third quarter of 1996, the Company adopted a plan to dispose of its TxCOM subsidiary. TxCOM was acquired as part of the Spectra acquisition. During the second quarter of 1997, the Company completed the sale of TxCOM for approximately $1.0 million. A loss of approximately $0.3 million, net of tax, was recorded.

Liquidity and Capital Resources:

Current assets decreased $10.0 million from December 31, 1996 due to a decrease in cash offset in part by an increase to inventories. Current liabilities decreased $4.3 million primarily due to a reduction in accrued expenses offset in part by an increase in accounts payable. As a result, working capital decreased $5.7 million from December 31, 1996.

Property, plant and equipment expenditures totaled $4.7 million for the six months ended July 4, 1997 compared with $1.0 million for the six months ended June 30, 1996. The 1997 expenditures primarily related to manufacturing equipment and new product tooling.

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

                                    PSC Inc.



DATE:    February 5, 1998     By:    /s/ Robert C. Strandberg
                                         --------------------
                                         Robert C. Strandberg
                                         President and Chief Executive Officer



DATE:    February 5, 1998     By:   /s/  William J. Woodard
                                         ------------------
                                         William J. Woodard
                                         Vice President and
                                         Chief Financial Officer





DATE:    February 5, 1998     By:   /s/ Michael J. Stachura
                                        -------------------
                                        Michael J. Stachura
                                        Vice President of Finance
                                        (Principal Accounting Officer)