Form 10-Q/A
period 1997-10-03
PSC INC
filed 1998-02-05
CIK 319379

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                                   FORM 10-Q/A
                                 Amendment No.1


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

===============================================================================

Explanatory Note:

The undersigned registrant hereby amends Item 1 (Financial Statements) and Item 2 (Management's Discussion and Analysis of Financial Condition and Results of Operations) in their entirety to correct an error in the computation of the loss on the sale of the Company's TxCOM subsidiary during the second quarter of 1997.

                            PSC Inc. AND SUBSIDIARIES

                                      INDEX

                                                             PAGE NUMBER
PART I  FINANCIAL INFORMATION

         Item 1 -Financial Statements

                  Consolidated Balance Sheets as of
                  October 3, 1997 (Unaudited) and
                  December 31, 1996.................................3 - 4

                  Consolidated Statements of Operations and
                  Retained Earnings for the three
                  and nine months ended:
                  October 3, 1997 (Unaudited) and
                  September 27, 1996 (Unaudited) ...................5 - 6

                  Consolidated Statements of Cash Flows
                  for the nine months ended:
                  October 3, 1997 (Unaudited) and
                  September 27, 1996 (Unaudited) .......................7

                  Notes to Consolidated Financial
                  Statements (Unaudited) ..........................8 - 11

         Item 2 -Management's Discussion and Analysis of
                  Financial Condition and Results of
                  Operations .....................................12 - 14

                         PART I - FINANCIAL INFORMATION

Item 1:  Financial Statements

                            PSC Inc. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                           (All amounts in thousands)
                                                           October 3, 1997             December 31, 1996
                                                            ---------------             -----------------
                                                            (Unaudited)


ASSETS

CURRENT ASSETS
        Cash and cash equivalents                              $  3,843               $  10,838
        Accounts receivable, net of allowance
            for doubtful accounts of $1,476
           and $1,101, respectively                              32,307                  29,501
        Inventories                                              18,670                  18,306
        Prepaid expenses and other                                1,906                   1,244
                                                            -----------              ----------

       TOTAL CURRENT ASSETS                                      56,726                  59,889

PROPERTY, PLANT AND EQUIPMENT, net
        of accumulated depreciation of $11,580
        and $8,225, respectively                                 36,243                  35,612

DEFERRED TAX ASSETS                                              23,696                  24,773

INTANGIBLE AND OTHER ASSETS, net of accumulated
  amortization of $11,377 and $6,238, respectively               58,997                  63,087
                                                             ----------              ----------


TOTAL ASSETS                                                   $175,662                $183,361
                                                              =========               =========







SEE ACCOMPANYING NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS.



                            PSC Inc. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                           (All amounts in thousands)
                                   (Continued)

                                                           October 3, 1997           December 31, 1996
                                                           ---------------           -----------------
                                                              (Unaudited)


LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES

       Current portion of long-term debt                       $ 11,904               $   9,459
       Accounts payable                                          17,627                  15,681
       Accrued expenses                                           8,774                  11,448
       Accrued payroll and related employee benefits              4,548                   7,509
       Accrued acquisition related restructuring costs            1,778                   4,009
                                                            -----------               ---------

         TOTAL CURRENT LIABILITIES                               44,631                  48,106


LONG-TERM DEBT, less current maturities                         102,765                 117,994

OTHER LONG-TERM LIABILITIES                                       2,499                   1,960



SHAREHOLDERS' EQUITY
       Preferred shares, par value $.01;
      10,000 authorized, 110 and 0 shares issued
          and outstanding.  $11,000 aggregate liquidation value       1                       -
       Common shares, par value $.01;
         40,000 authorized, 11,273 and  11,161
          shares issued and outstanding                             112                     112
       Additional paid-in capital                                65,766                  54,891
       Retained earnings                                        (39,351)                (39,432)
       Cumulative translation adjustment                           (524)                    (33)

       Less treasury stock, 39 shares
        repurchased, at cost                                       (237)                   (237)
                                                             -----------              ----------

         TOTAL SHAREHOLDERS' EQUITY                              25,767                  15,301
                                                              ---------                --------

TOTAL LIABILITIES AND SHAREHOLDERS'
     EQUITY                                                    $175,662                $183,361
                                                               ========                ========

SEE ACCOMPANYING NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS.


                            PSC Inc. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF OPERATIONS AND RETAINED EARNINGS
                (All amounts in thousands, except per share data)
                                   (Unaudited)
                                                                         Three Months Ended
                                                                 October 3,         September 27,
                                                                     1997              1996
                                                                     ----              ----
NET SALES                                                            $53,191           $46,486

COST OF SALES                                                         31,024            26,203
                                                                   ---------         ---------
         Gross profit                                                 22,167            20,283

OPERATING EXPENSES
         Engineering, research and development                         3,108             3,655
         Selling, general and administrative                          10,377            11,430
         Amortization of intangibles resulting
              from business acquisitions                               1,674             1,447
         Acquisition related restructuring and
              other costs                                                  -            70,068
                                                                 -----------          --------
              Income/(loss) from operations                            7,008           (66,317)

INTEREST AND OTHER INCOME /(EXPENSE):
         Interest expense                                             (3,039)           (2,577)
         Interest income                                                  91               131
         Other income/(expense)                                          (25)             (196)
                                                                  -----------       -----------
                                                                      (2,973)           (2,642)
                                                                    ---------        ----------
         Income/(loss) from continuing operations before
              income tax provision/(benefit)                           4,035           (68,959)

         Income tax provision/(benefit)                                1,493           (25,515)
                                                                    --------         ----------
         Income/(loss) from continuing operations                      2,542           (43,444)
         Discontinued operations:
         Loss from discontinued operations, net of tax                     -              (114)
         Loss on disposal of discontinued operations, net of tax           -            (5,217)
                                                                 -----------        -----------
         Total loss from discontinued operations                           -            (5,331)
                                                                 -----------        -----------
         Net income/(loss)                                            $2,542          ($48,775)
                                                                      ======           ========
NET INCOME/(LOSS) PER COMMON AND COMMON
        EQUIVALENT SHARE
         Primary:
           Continuing operations                                       $0.21          ($3.99)
           Discontinued operations                                         -           (0.49)
                                                               -------------        ---------
           Net income/(loss)                                           $0.21          ($4.48)
                                                                   =========          =======
         Fully diluted:
           Continuing operations                                       $0.20          ($3.99)
           Discontinued operations                                         -           (0.49)
                                                                ------------           ------
           Net income/(loss)                                           $0.20          ($4.48)
                                                                   =========          =======
WEIGHTED AVERAGE NUMBER OF
    COMMON AND COMMON EQUIVALENT
    SHARES OUTSTANDING
         Primary                                                      11,838            10,895
         Fully diluted                                                12,426            10,895

RETAINED EARNINGS/(ACCUMULATED DEFICIT):
         Retained earnings/(Accumulated deficit)
           beginning of period                                      ($41,893)           $8,194
         Net income/(loss)                                             2,542           (48,775)
                                                                  ----------           --------
         Retained earnings/(Accumulated deficit),
           end of period                                            ($39,351)         ($40,581)
                                                                    =========          ========

SEE ACCOMPANYING NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS.


                            PSC Inc. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF OPERATIONS AND RETAINED EARNINGS
                (All amounts in thousands, except per share data)
                                   (Unaudited)
                                                                       Nine  Months Ended
                                                                   October 3,        September 27,
                                                                    1997                1996
                                                                    ----                ----
NET SALES                                                           $154,728           $90,037

COST OF SALES                                                         91,947            52,034
                                                                     -------          --------
         Gross profit                                                 62,781            38,003

OPERATING EXPENSES:
         Engineering, research and development                         9,996             7,046
         Selling, general and administrative                          33,917            24,456
         Severance and other costs                                     4,191                 -
         Amortization of intangibles resulting
              from business acquisitions                               5,022             1,893
         Acquisition related restructuring and
              other costs                                                  -            70,068
                                                                   ---------            ------
              Income/(loss) from operations                            9,655           (65,460)

INTEREST AND OTHER INCOME /(EXPENSE):
         Interest expense                                             (9,793)           (2,603)
         Interest income                                                 342               368
         Other income/(expense)                                           83              (238)
                                                                 -----------       ------------
                                                                      (9,368)           (2,473)
                                                                    ---------       -----------
         Income/(loss) from continuing operations before
              income tax provision/(benefit)                             287           (67,933)

         Income tax provision/(benefit)                                  105           (25,135)

         Income/(loss) from continuing operations                        182           (42,798)
         Discontinued operations:
         Gain/(loss) from discontinued operations, net of tax            164              (114)
         Loss on disposal of discontinued operations,
            net of tax                                                  (265)           (5,217)
                                                                  -----------       -----------
         Total loss from discontinued operations                        (101)           (5,331)
                                                                   ----------       -----------
         Net income/(loss)                                              $ 81          ($48,129)
                                                                   =========           ========
NET INCOME/(LOSS) PER COMMON AND COMMON
        EQUIVALENT SHARE:
         Continuing operations                                         $0.02          ($4.16)
         Discontinued operations                                       (0.01)          (0.52)
                                                                 ------------     -----------
         Net income/(loss)                                             $0.01          ($4.68)
                                                                   =========       ==========

WEIGHTED AVERAGE NUMBER OF
    COMMON AND COMMON EQUIVALENT
    SHARES OUTSTANDING                                                12,148            10,274

RETAINED EARNINGS/(ACCUMULATED DEFICIT):
         Retained earnings/(Accumulated deficit)
           beginning of period                                      ($39,432)           $7,548
         Net income/(loss)                                                81           (48,129)
                                                                 -----------         ----------
         Retained earnings/(Accumulated deficit),
           end of period                                            ($39,351)         ($40,581)
                                                                    =========         =========

SEE ACCOMPANYING NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS.



                            PSC INC. and SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (All amounts in thousands)
                                   (Unaudited)
                                                                         Nine Months Ended
                                                                  October 3,       September 27,
                                                                    1997               1996
                                                                   ----                ----

CASH FLOWS FROM OPERATING ACTIVITIES:
    Net Income /(loss)                                                   $81          ($48,129)
       Adjustments to reconcile net income/(loss)
       to net cash provided by (used in) operating activities:
         Depreciation and amortization                                10,466             5,612
         Loss on disposition of assets                                   109             3,860
         Acquired research and development write-off                       -            60,100
         Loss on disposition of discontinued operations                  265             5,217
         Deferred tax assets                                           1,077           (21,046)
         Decrease (increase) in assets:
             Accounts receivable                                      (3,918)            2,065
             Inventories                                                (366)           (2,318)
             Prepaid expenses and other                                 (218)           (5,281)
         Increase (decrease) in liabilities:
             Accounts payable                                          2,094             2,314
             Accrued expenses                                         (2,973)            4,085
             Accrued payroll and commissions                          (2,983)              (86)
             Accrued acquisition related restructuring costs          (3,090)            5,812
                                                                     --------           ------

                Net cash provided by operating activities                544            12,205
                                                                   ---------            ------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Capital expenditures, net                                         (5,887)           (2,376)
    Additions to intangible and other assets                             (63)           (2,005)
    Cash paid for acquisition of business                                  -            (7,134)
    Proceeds from sale of investments                                      -             4,167
                                                                ------------         ---------
                Net cash used in investing activities                 (5,950)           (7,348)
                                                                    ---------         ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Additions to debt                                                  5,000                 -
    Additions to long-term liabilities                                 1,938                67
    Principal repayments of long-term debt                           (17,784)              (83)
    Payment of other long-term liabilities                              (456)              (38)
    Issuance of preferred stock, net                                  10,212                 -
    Exercise of stock options and sale of common stock                   664             1,746
    Tax benefit from exercise or early disposition
        of certain stock options                                           -                70
                                                                  ----------       -----------
                Net cash (used in) provided by financing activities     (426)            1,762
                                                                    ---------        ---------

FOREIGN CURRENCY TRANSLATION                                          (1,163)             (188)

NET (DECREASE)/INCREASE IN CASH                                                         _____
                                                                 -----------
         AND CASH EQUIVALENTS                                         (6,995)            6,431

CASH AND CASH EQUIVALENTS:
         Beginning of period                                          10,838             5,538
                                                                    --------         ---------
         End of period                                              $  3,843           $11,969
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

                                          Three Months Ended         Nine Months Ended
                                            October 3, 1997           October 3, 1997
                                            ---------------           ----------------
         Basic EPS:
            Continuing operations                $0.23                     $0.02
            Discontinued operations                  -                     (0.01)
                                               -------                   --------
            Net income                           $0.23                    $ 0.01
                                                 =====                    ======

         Diluted EPS:
            Continuing operations                $0.22                     $0.02
            Discontinued operations                  -                     (0.01)
                                              --------                   -------
            Net income                           $0.22                     $0.01
                                                 =====                     =====


      INVENTORIES

      Inventories are stated at the lower of cost (first-in, first-out method) or market. Elements of cost include materials, labor and overhead and consist of the following:

                                      October 3, 1997         December 31, 1996
         Raw materials                    $10,338                    $10,688
         Work-in-process                    4,101                      3,547
         Finished goods                     4,231                      4,071
                                        ---------                  ---------
                                          $18,670                    $18,306
                                          =======                    =======

                            PSC Inc. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
        FOR THE THREE MONTHS ENDED October 3, 1997 and September 27, 1996
                (All amounts in thousands, except per share data)
                                   (Unaudited)


 (2)  LONG-TERM DEBT

      Long-term debt consists of the following:

                                   October 3, 1997          December 31, 1996
                                   ---------------          -----------------
Senior Term Loan A                    $49,000                        $55,000
Senior Term Loan B                     24,250                         25,000
Senior revolving credit                 6,530                         12,500
Subordinated term loan                 29,472                         29,428
Subordinated promissory note            5,000                          5,000
Other                                     417                            525
                                     --------                    -----------
                                      114,669                        127,453
Less:  current maturities              11,904                          9,459
                                    ---------                      ---------
                                     $102,765                       $117,994
                                     ========                       ========

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

      Changes in the status of options under the Company's stock option plans are summarized as follows:

                                    January 1, 1997            Weighted   January 1, 1996       Weighted
                                         to                    Average         to               Average
                                    October 3, 1997              Price    Dec. 31, 1996          Price
                                    ---------------              -----    -------------          -----

      Options outstanding
         at beginning of period        2,818                 $8.33             2,138            $8.41
      Options granted                  1,004                  6.68               953             7.78
      Options exercised                  (45)                 6.08              (173)            6.27
      Options forfeited/canceled        (622)                 9.03              (100)            8.06
                                      -------                                   -----
      Options outstanding at
         end of period                 3,155                  7.70             2,818             8.33

      Number of options at end
         of period:
         Exercisable                   1,607                                   1,630
         Available for grant             399                                     784


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

                                             Pro Forma Three Months Ended         Pro Forma Nine Months Ended
                                                  September 27, 1996                    September 27, 1996
                                                  ------------------                    ------------------
        Net sales                                      $50,443                               $154,947
        Loss from operations                           (66,119)                               (57,100)
        Loss from continuing operations                (43,441)                               (41,425)
        Total loss from discontinued operations         (5,331)                                (5,331)
        Net loss                                       (48,772)                               (46,756)

        Net loss per common and common equivalent share:
        Continuing operations                            ($3.94)                               ($3.77)
        Discontinued operations                           (0.48)                                (0.49)
                                                      ----------                              --------
        Net loss                                         ($4.42)                               ($4.26)
                                                       =========                                ======

        Weighted average shares outstanding              11,026                                10,974


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

Results of Operations: Three Months ended October 3, 1997 and September 27, 1996
--------------------------------------------------------------------------------

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

Results of Operations:  Nine Months ended October 3, 1997 and September 27, 1996
--------------------------------------------------------------------------------

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