Form 10-K
period 1997-12-31
PSC INC
filed 1998-03-30
CIK 319379

FORM 10-K

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549
 (Mark One)

 [X] Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

          For the fiscal year ended December 31, 1997 or

 [ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

          For the transition period from       to____

 Commission file number  0-9919

                                    PSC Inc.
              ----------------------------------------------------
              Exact name of registrant as specified in its charter

 New York                                                    16-0969362
 --------                                                    ----------
 State or other jurisdiction of                            IRS Employer ID No.
 incorporation or organization

 675 Basket Road, Webster, New York                             14580
 ----------------------------------                             -----
 Address of principal executive offices                        zip code


 Registrant's telephone number, including area code:  716-265-1600


           Securities registered pursuant to Section 12(b) of the Act:
           -----------------------------------------------------------

                                      None
                                      ----

           Securities registered pursuant to Section 12(g) of the Act:
           -----------------------------------------------------------

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

                                    Yes X      No
                                       ----      ----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [X].

As of March 23, 1998 the aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $105,126,966 (Assumes officers, directors and any shareholder holding 5% of the outstanding shares are affiliates.)

As of March 23, 1998, there were outstanding 11,575,894 shares of Common Stock.

Documents incorporated by reference:

     Portions  of  PSC  Inc.'s  Proxy   Statement  for  the  Annual  Meeting  of
Shareholders to be held on May 7, 1998 are incorporated into Part III of this Form 10-K.

                                TABLE OF CONTENTS

                                     PART I
                                                                     PAGE
Item   1:  Business................................................    4
Item   2:  Properties..............................................   17
Item   3:  Legal Proceedings.......................................   17
Item   4:  Submission of Matters to a Vote of Security Holders.....   17
               Executive Officers of Registrant....................   18

                                     PART II

Item   5:  Market for Registrant's Common Equity and Related
           Security Holder Matters.................................   21
Item   6:  Selected Financial Data.................................   22
Item   7:  Management's Discussion and Analysis of Financial
           Condition and Results of Operation......................   23
Item   8:  Financial Statements and Supplementary Data.............   27
Item   9:  Changes in and Disagreements with Accountants
           on Accounting and Financial Disclosure..................   27

                                    PART III

Item  10:  Directors and Executive Officers of the Registrant......   27
Item  11:  Executive Compensation..................................   27
Item  12:  Security Ownership of Certain Beneficial Owners and
           Management..............................................   27
Item  13:  Certain Relationships and Related Transactions..........   28

                                     PART IV

Item  14:  Exhibits, Financial Statement Schedules and Reports
           on Form 8-K.............................................   29

                                     PART I

                                ITEM 1: BUSINESS

COMPANY OVERVIEW

     PSC Inc., together with its subsidiaries, (the Company) was incorporated in the State of New York in 1969. The Company manufactures the world's broadest line of laser based handheld and fixed position bar code readers, verifiers, integrated sortation and point-of-sale (POS) scanning systems for the worldwide Automatic Identification and Data Capture (AIDC) market. The Company's products serve as the "front end" of terminals or host computers and are used to identify, capture, process and transmit data. The Company has developed products for AIDC at every stage of the product supply chain from raw material, manufacturing and warehousing, to logistics, transportation, inventory management and POS. The Company's products are used throughout the world in food, general retail, health care and other industries, and in government.

     The Company has positioned itself within the AIDC industry by selling both domestically and internationally. International sales accounted for approximately 46% of the Company's 1997 total sales. The Company has a diversified customer base composed of original equipment manufacturers (OEMs), value-added resellers (VAR's), distributors, system integrators and end users. The Company's distribution relationships have enabled it to introduce its products (generally under non-PSC labels) to new vertical markets, and have fostered the development of strategic relationships with leading AIDC participants and end users. The Company operates within one industry segment: automatic identification and data capture.

     In September 1997, the Company completed a private placement of Convertible Preferred Shares with Hydra Investissements S.A., a Luxembourg corporation. The net proceeds to the Company from the offering were $10.2 million. The Company used the proceeds for working capital purposes and to repay a portion of its senior revolving credit facility.

     In 1996, the Company acquired Spectra-Physics Scanning Systems Inc., TxCOM S.A. and related businesses (Spectra). Spectra is one of the world's leading manufacturers of countertop and in-counter fixed position bar code scanners for retail POS applications. The purchase price was approximately $140 million and was accounted for as a purchase and is included in the 1996 Consolidated Financial Statements since the date of acquisition.

     The Company's corporate headquarters are located in the Rochester, New York suburb of Webster. The Company designs, manufactures, sells, distributes and services its products from world-class manufacturing facilities in Webster, New York and Eugene, Oregon. The Company has sales and service operations in the Americas, Europe, Asia and Australia.

MARKETS

     The Company currently focuses on retail, and commercial and industrial applications for the AIDC market.

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

     The Company is currently active in most retail applications and sells its countertop and in-counter bar code scanners to customers in most retail segments. In addition, the Company has begun to target systems-oriented and segment-specific products. One such product currently being marketed by the Company is U-Scan Express(TM), an automated grocery store self-checkout system developed and licensed to the Company by Optimal Robotics Corporation. U-Scan Express(TM), which has been installed in several major supermarket chains and is currently being tested by several major national mass merchandise chains, is designed to permit supermarket customers to scan, bag and pay for purchases with little or no assistance from store personnel.

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

COMPANY PRODUCTS AND SERVICES

     The Company offers a wide range of laser based bar code scanning products such as handheld, countertop, in-counter, fixed position and unattended scanners and scan engines for use by business, industry and government in multiple application areas. To ensure the quality of bar codes themselves, the Company offers a full line of bar code verifiers. In addition, the Company markets a full line of accessories, software and supplies to support its products. This line includes such items as cables, stands, printers, mounts, electronic article surveillance antennas, AC power supplies, product documentation and software configurations, carrying cases, batteries and battery chargers. An early entrant in the AIDC industry, the Company is committed to ongoing innovation in product design, manufacturing, product performance and customer satisfaction.

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

Magellan SL(TM) Slim Line Scanner. In 1997, the Company introduced the Magellan SL(TM) SlimLine Series of 360 degree scanners and scanner/scales. The Magellan SL(TM) is a variant of Magellan(R), and offers the same capabilities and benefits as Magellan(R). One benefit unique to Magellan SL(TM) is its smaller size which accommodates installation in the narrower checkstands common in Europe, Asia and large cities throughout the world. A key feature of Magellan SL(TM) is the L-shaped All-Weighs(TM) Platter. With the All-Weighs(TM) Platter the scanner/scale's vertical window and frame are an integral part of the scale weighing platter, allowing checkers to lean oversized items against the vertical window, intentionally or unintentionally, and get an accurate weight.

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

Compact Scanners (Duet(TM) and SP*ACE(TM)). The Duet(TM) Scanner, announced in 1997, is a compact "dual action" scanner that combines features of both countertop and handheld scanners. Standard bar coded items are presented or swept by the scanner's 19 line omni-directional scan window. Pick lists and large, bulky goods are easily processed using Duet's Targeted Handheld Mode by simply picking up the scanner and pointing it at a bar code. With an innovative scan pattern and a 9" depth of field, Duet(TM) provides superior performance, fast throughput. The ergonomic design of the Duet(TM) scanner makes it exceptionally easy to use and easy on the user.

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

Retail Automation Systems

     The Company is currently manufacturing and selling the U-Scan Express(TM) system, a stand-alone self-checkout system, to major supermarkets and mass merchandisers in the U.S. Designed and licensed to the Company by Optimal
Robotics  Corporation,  a Montreal  based  company,  the system is targeted  for retail store express lanes and incorporates scanning, interactive video, security system and money tendering (cash, credit or debit) into a complete stand-alone unit. The U-Scan Express(TM) is designed to permit customers to scan, bag and pay for their own purchases with little or no assistance from store personnel, thereby speeding checkout and improving store productivity. To date, the U-Scan Express(TM) system has been installed in a number of major supermarket chains nationwide and discussions are underway for future installations with several large food and non-food retailers.

Handheld Scanners

Light Industrial/Commercial Scanners (5300 HP). The Company's high performance 5300 HP handheld scanners are based on its 5301 scan engine platform. The 5300 HP series was designed for the light industrial, commercial and special retail environments where performance is critical. These high performance scanners provide snappy scanning of "real world" bar code labels. Depending on the size and quality of bar codes, one model in the Series can read bar codes having bars or spaces with a dimension as narrow as two millimeters (.002 inches). A two millimeter dimension bar code is common on small jewelry items or on the side of a printed circuit board which can then be tracked through a manufacturing process. A higher powered laser in the 5300 HP series permits bar code reading in bright sunlight, thereby allowing the operator to read through a windshield for vehicle identification or through a glass showcase to read price tags.

Ruggedized Industrial Scanners (5300 IP). Like the 5300 HP, the Company's high performance 5300 IP handheld scanners are based on its 5301 scan engine platform. The 5300 IP series scanners were designed for extreme durability and performance for jobs in demanding environments. They are ideal for use in warehouses, distribution centers, automotive plants, utilities, in cold storage warehouses and at chemical plants. They can withstand rugged conditions such as multiple six-foot drops to concrete and temperatures as low as -22oF (-30oC) as are encountered in walk-in freezers. In 1997, the Company introduced the AutoRange(TM) scanner which is essentially two scanners in one. This scanner is ideally suited for warehouse and distribution center applications for reading bar code labels at long distances as well as up close.

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

Retail, POS Service and Commercial Scanners (Quick Scan(TM) and SP400). The Quick Scan(TM) is a full feature, full function, full performance scanner incorporating the Company's smaller scan engine platforms. The Quick Scan GP(TM) provides general performance scanning in lower volume POS, point-of-service and commercial applications with consistent bar code placement and location. The Quick Scan HP(TM) addresses the scanning requirements for higher volume retail and commercial applications where handling mixed and inconsistently marked items requires greater depth-of-field and enhanced scanning performance. The Quick Scan(TM) EP provides extended performance and longer range scanning applications up to five feet. The Quick Scan(TM) 6000 was designed specifically for the retail POS and features an unprecedented combination: the superior performance and rugged design of a high end POS scanner, priced affordably. Its advanced ergonomic design was developed with operator comfort in mind -- a critical factor that ensures prolonged operator productivity. The size and shape of Quick Scan(TM) makes it comfortable to hold independent of handedness and hand size.

The SP400 offers higher performance levels by combining a visible laser diode light source, patented signal processing technology, long depth-of-field and wide angle reading. The SP400 family includes a variety of models for retail and industrial applications. The SP400 EP (Extreme Performance) scanner is the only handheld scanner on the market to offer a true seal against windblown dust and rain. This feature, combined with other enhancements to the housing, gives the SP400 EP the highest rating in the industry for ruggedness and durability, and makes it ideal for outdoor use.

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

High-End Line Scanners. The series 8000 and 8000LX provide a line of high-powered, high-speed, adjustable rastering line scanners for demanding applications, such as airline baggage handling, overnight package delivery sortation and other high-speed sortation. They can read bar code labels moving at speeds of up to 500 feet per minute. Features include auto-focusing and Time Slice Decoding(TM) (TSD) which allows the scanner to read only a small portion of a code on each of several successive scans and reconstruct the entire bar code. By multiplexing (interconnecting two or more of these scanners having varying scanning ranges), a system can be configured to simultaneously read and track bar codes as they move past the scanners at different distances.

Omnidirectional Scanners. The model 990 SureScan(R) is a high-speed modular, omnidirectional scanner for use in large volume distribution centers. It may be equipped with TSD software to read randomly oriented bar codes as, for example, labels on packages tumbling down a chute at speeds up to 600 feet per minute at a distance of 30 inches. The model 990 can also be configured with up to four multiplexed scanners.

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

Scanning Tunnel Systems. By using multiple scanners oriented around a conveyor belt, PSC offers a unique solution to solve high speed sortation problems where cartons may have a bar code label on any surface of a carton, even the bottom, or multiple labels on multiple sides of the carton. With the ScanManager(TM), this system can track up to 16 cartons at one time at conveyor speeds up to 300 feet per minutes.

Scan Engines

     The Company's scan engines are self-contained bar code reading components which OEMs build into a variety of products. The Company's scan engines incorporate all of the electronic, optical and mechanical components required for laser scanning in a single package which can be easily integrated. The various models manufactured by the Company are based on either its 5301 "large" platform, the smaller 5303 version or the miniaturized Minuet(TM) DI(TM) or LM-500. The 5301 platform is about the size of a deck of playing cards and occupies a volume of 10 cubic inches. In response to industry demands for a smaller scanning platform, the Company introduced the 5303 scan engine which is about half the footprint of the 5301 and occupies 3.5 cubic inches. The Company introduced an even smaller scan engine, the Minuet(TM) Direct Illumination(TM) bar code engine. This miniature engine has a volume of only 1.2 cubic inches. In a Direct Illumination(TM) bar code engine system, there are no reflective optics; the laser is mechanically swept to directly illuminate the bar code. The Minuet(TM) DI(TM) can significantly enhance bar code reading performance in a variety of OEM products such as portable data collection devices; laptop, handheld and palmtop computers; diagnostic and test equipment; and ticket issuing machines. The newest addition to the Minuet(TM) scanner family is the LM-500. The LM-500 continues the progress toward miniaturization of scanning engines.

Quick Check (R) Verifiers

     The Company's line of Quick Check(R) verifiers is designed to ensure that the customer is producing, using and receiving quality bar code symbols. Quick Check(R) verifiers can display a simple pass/fail report or provide a detailed quality analysis. These verifiers are sold as handheld, desktop, PC based or printer/labeler mounted on-line models. They analyze bar codes for traditional print quality such as wide to narrow ratio, print contrast, bar growth or loss, dimensions and formats, or analyze based upon quality parameters found in the American National Standards Institute (ANSI) and European Committee for Standardisation (CEN) guidelines such as edge determination, reflectance minimum, symbol contrast, modulation, decodability and edge contrast minimum. When mounted on-line, the Quick Check(R) verifier results can automatically control the user's system and cause it to pause, reprint, shutdown or activate an alarm. All Quick Check(R) verifiers are designed and manufactured to meet national, international and industry specified standards (such as those created by the Uniform Code Council and the Automatic Identification Manufacturers, Inc.) and provide traceability to the National Institute of Standards and Technology (NIST) for compliance to ISO 9000 and QS 9000 requirements.

SALES AND MARKETING

     The Company sells its products domestically and internationally through a diversified customer base composed of OEMs, third party resellers and end users. International sales increased from approximately $19.3 million, or 22% of net sales, in 1995 to approximately $95.2 million, or 46% of net sales, in 1997. Management believes that the international markets for bar code products are less developed and intends to broaden its international sales and provide additional sales and marketing support to its international operations.

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

     In addition to its sales and marketing staff in Webster, New York and Eugene, Oregon, the Company has regional sales representatives in the United States and sales offices throughout Europe and the Asia Pacific area that provide sales, service and support to the Company's domestic and international customers.

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

CUSTOMERS

     The Company sells its products to OEMs, VARs, distributors, systems integrators and end users. During 1997 and 1996, no individual customer accounted for greater than 10% of net sales. During 1995, Telxon Corporation accounted for 17% of sales. No other customers were responsible for greater than 10% of net sales in 1995. The Company's arrangements with major customers are generally nonexclusive.

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

     The Company's ER&D expenses were approximately $13.0 million, $11.1 million, and $5.0 million in 1997, 1996, and 1995, respectively. Such amounts do not include expenditures by the Company for manufacturing engineering activities.

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

     The Company seeks to design and manufacture products that optimize performance, quality, reliability, durability and versatility. These designs facilitate cost-efficient materials sourcing and assembly methods with high standards of workmanship. The Company has invested and will continue to invest in capital equipment such as printed circuit board surface mount machines that automate production, increase capacity and reduce direct labor costs. Computer operated equipment is used for testing at all levels of production to assure repeatable, reliable performance and accurate data collection. The Company has designed many of its own tools, fixtures and test equipment. The Quick Check(R) product is manufactured by an independent third party. The Company believes its relationship with this manufacturer to be good, and the loss of this manufacturer would not have a material effect on the Company.

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

COMPETITION

     The AIDC industry is highly competitive with rapid technological change and intellectual property developments being key competitive factors. The Company also competes on the basis of innovative design, high quality manufacturing, technical expertise in scanning and wireless RF systems, level of sales and support services, price and overall product functionality and fitness for use. Failure to keep pace with product and technological advances could negatively affect the Company's competitive position and prospects for growth. Many firms manufacture and market bar code reading equipment utilizing laser technology. In addition, the Company's bar code reading equipment also competes with devices which utilize technologies other than laser scanners such as CCDs and optical wands. The Company faces competitive pressures from various companies in each of its product categories. Many of the Company's competitors have substantially greater financial, manufacturing, research and development and marketing resources than the Company. The Company believes its principal competitors for its handheld bar code scanner products are Symbol Technologies, Inc. (Symbol), and Metrologic Instruments Inc. (Metrologic). The Company's principal competitors in the fixed position scanner market are Accu-Sort Systems, Inc. (Accu-Sort) and CI/Matrix. The Company believes its principal competitors for its line of in-counter and on-counter scanner products are NCR Corporation, Fujitsu Ltd., Symbol, Scantech B.V. and Metrologic. The principal competitors for its line of verifiers are Stratix (formerly Bar Code Systems) and RJS Inc. The Company's principal competitor for POS self-checkout systems is Productivity Solutions, Inc.

     No assurance can be given that the Company will be able to compete successfully against current and future competitors or that the competitive factors faced by the Company will not have a material adverse effect on the Company's operations.

INTELLECTUAL PROPERTY

     The Company believes that certain of its products are proprietary and consequently relies on a combination of United States and foreign patent, trade secret, copyright and trademark law to establish and protect its proprietary rights. The Company currently holds more than 160 United States patents and also has certain foreign patents pertaining to various technologies associated with its products. These patents expire on various dates between 2003 and 2016. The Company currently has a number of patent applications pending in the United States and in a number of foreign countries. In addition, the Company expects that its continuing research and development efforts will result in the creation of new proprietary rights for which it will seek patent protection.

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

EMPLOYEES

     As of March 1, 1998, the Company had approximately 1,150 full-time employees. In addition, the Company at various times makes use of temporary labor in its manufacturing operations. Approximately 8% of the work force is located outside the United States, based in offices throughout Europe and the Asia Pacific regions. The Company believes that its future success will depend in part on its ability to recruit and maintain highly qualified management, marketing, technical and administrative personnel. None of the Company's employees is represented by a labor union. Management believes that its relationship with employees is good.

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

     Accordingly, such statements are qualified in their entirety by reference to and are accompanied by the following discussion of certain important factors that could cause actual results to differ materially from such forward-looking statements.The risks included here are not exhaustive. Furthermore, reference is also made to other sections of this report which include additional factors which could adversely impact the Company's business and financial performance. Moreover, the Company operates in a very competitive and rapidly changing environment. New risk factors emerge from time to time and it is not possible for management to predict all of such risk factors, nor can it assess the impact of all of such risk factors on the Company's business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. Accordingly, forward-looking statements should not be relied upon as a prediction of actual results.

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


Spectra Acquisition/Debt Service. The Company incurred substantial indebtedness ($127.5 million) in connection with the acquisition of Spectra. The indebtedness could have important consequences, including the following: (i) the Company's ability to obtain additional financing in the future for working capital, capital expenditures, acquisitions or general corporate purposes may be impaired; (ii) a substantial portion of the Company's cash flow from operations must be dedicated to the payment of interest on the indebtedness, thereby reducing the funds available to the Company for other purposes; (iii) the agreements governing the Company's long-term indebtedness contain certain restrictive financial and operating covenants; (iv) certain indebtedness under the senior debt will be at variable rates of interest which would cause the Company to be vulnerable to increases in interest rates; (v) all of the indebtedness outstanding under the senior debt is secured by substantially all the assets of the Company; (vi) the Company is substantially more leveraged than certain of its competitors which might place the Company at a competitive disadvantage; (vii) the Company may be hindered in its ability to adjust rapidly to changing market conditions and (viii) the Company's substantial degree of leverage could make it more vulnerable in the event of a downturn in general economic conditions or its business.

     As a result of the indebtedness incurred in connection with the acquisition of Spectra, a substantial portion of the Company's cash flow will be devoted to debt service. The ability of the Company to continue making payments of principal and interest will be largely dependent upon its future financial performance.

Technological Change. The market for the Company's products is characterized by rapidly changing technology, evolving industry standards, changes in customer requirements and frequent new product introductions and enhancements. The Company's future success will depend on its ability to enhance its current products, to develop new products on a timely and cost-effective basis and to respond to changing customer requirements and technological developments.
Certain of the Company's competitors spend larger amounts on research and development efforts than the Company. Any failure by the Company to anticipate or respond adequately to changes in technology and customer preferences, or any significant delay in product development or introduction, could have a material adverse effect on the Company's financial condition and results of operations. There can be no assurance that the Company will be successful in developing and marketing, on a timely and cost-effective basis, product enhancements or new products that respond to technological advances by others, or that such new products or product enhancements will achieve market acceptance.

Dependence on Intellectual Property Rights. The Company's success is dependent in part on its ability to obtain patent protection for its products, maintain trade secret protection and operate without infringing the proprietary rights of others. The Company currently owns over 160 U.S. patents having expirations from the year 2003 to the year 2016 and also has certain foreign patents. The Company has filed, and intends to file, applications for additional patents covering its products. There can be no assurance that any of these patent applications will be granted, or that the Company will develop additional products that are patentable and do not infringe upon the patents of others, or that the patents issued to or licensed by the Company will provide the Company with a competitive advantage or adequate protection for its products. In addition, there can be no assurance that the Company's competitors will not develop technology or know-how, to obtain patents, that could limit the Company's ability to compete in the future or that patents issued to or licensed by the Company will not be challenged, invalidated or circumvented by others.

Pending Litigation. The AIDC industry is characterized by substantial litigation
regarding  patent  and  other   intellectual   property   rights.   The  Company
aggressively defends its patents and other proprietary rights.

     There is litigation pending in the United States District Court for the Western District of New York between the Company and one of its customers, on the one hand, and Symbol Technologies, Inc. (Symbol) on the other, involving certain of Symbol's patents. In that action, the Company has also alleged violation of the antitrust laws and unfair practices by Symbol and Symbol has alleged breaches of certain license agreements between the Company and Symbol, including claims that royalties have been underpaid. The Company has also assumed the responsibility of defending the action on behalf of its customer and has provided certain rights of indemnification to its customer. The Company intends to defend itself and its customer vigorously. Although the Company maintains that Symbol's patents are invalid, that the Company has not infringed the patents, or both, and that the Company has not, as was alleged, breached the Symbol license, nor underpaid royalties, there can be no assurance that this or any other action will be decided or settled in the Company's favor. There can be no assurance that others will not assert claims against the Company that result in litigation. Any such litigation could result in significant expense, adversely impact the Company's marketing, give rise to certain indemnity rights on the part of customers and divert the Company's attention from other matters. If any of the Company's products were found to infringe a third-party patent, the third party could be entitled to injunctive relief, which would prevent the Company from selling any such infringing products. In addition, the Company could be required to pay monetary damages. Although the Company could seek a license to sell products determined to infringe a third-party patent, there can be no assurance that a license would be available on terms acceptable to the Company. The Company could also attempt to redesign any infringing products so as to avoid infringement, although any effort to do so could be expensive and time consuming and there can be no assurance the effort would be successful. See "Business - Intellectual Property."

Competition. The AIDC industry is highly competitive with rapid technological change, product improvements, new product introduction and intellectual property developments representing key competitive factors. The Company also competes on the basis of innovative design, high quality manufacturing, technical expertise in scanning, level of sales and support services, price and overall product functionality and fitness for use. Failure to keep pace with product and technological advances could negatively affect the Company's competitive position and prospects for growth. Several of the Company's competitors have substantially greater financial, technical, marketing and other resources than the Company. As a result, they may be able to respond more quickly to new or emerging technologies and to changes in customer requirements, or to devote greater resources to the development, promotion and sale of their products, than can the Company. In addition, other larger corporations could enter the AIDC industry. Increased competition is likely to result in average selling price reductions, reduced operating margins or loss of market share. No assurance can be given that the Company will be able to compete successfully against current and future competitors or that the competitive factors faced by the Company will not adversely affect its business, financial condition or results of operations. See "Business--Competition."

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

Dependence on Sales by Third Parties: Significant Customers. A significant portion of the Company's net sales are dependent upon the ability of its OEM, value-added reseller (VAR), distributor and systems integrator customers to develop and sell products that incorporate the Company's scanning products. Factors, including economic conditions, patent positions, inventory positions, the ability to sell the Company's products to end users, regulatory requirements and other marketing restrictions that adversely affect the operations of the Company's OEM, VAR, distributor and systems integrator customers can have a substantial impact upon the Company's financial results. No assurances can be given that the Company's OEM, VAR, distributor and systems integrator customers will not experience financial or other difficulties that could adversely affect their operations and, in turn, the results of operations of the Company. During 1997 and 1996, no individual customer accounted for more than 10% of net sales. During 1995, Telxon Corporation accounted for 17% of the Company's net sales. See "Business--Sales and Marketing" and "--Customer Support and Services."

Risks Associated with International Operations. The Company's sales to international customers increased from $19.3 million or 22% of total net sales in 1995 to $95.2 million or 46% of net sales in 1997. The Company intends to continue to expand its operations outside of the United States and to enter additional international markets, which will require significant management attention and financial resources and which will result in a significant portion of the Company's net sales being subject to the normal risks associated with international sales. Such risks include unexpected changes in regulatory requirements, compliance costs associated with quality control standards, special standards requirements, longer accounts receivable collections in certain geographic regions, tariffs and other barriers, difficulties in staffing and managing international subsidiary operations, potentially adverse tax consequences, country-specific product requirements and political and regulatory uncertainties. There can be no assurance that these factors will not have an adverse impact on the Company's ability to increase or maintain its international sales or results of operations. See "Management's

Discussion and Analysis of Financial Condition and Results of Operations" and "Business--Sales and Marketing."

Exposure to Currency Fluctuations. Historically, the Company's revenue from international operations has primarily been denominated in United States dollars. During 1997, approximately 50% of its revenue from international operations and 75% of its consolidated revenue were denominated in United States dollars. The Company expects that a growing percentage of its business will be conducted in currencies other than the United States dollar. As a result, fluctuations in the value of certain foreign currencies could materially affect the Company's business operating results and financial condition. Also, an increase in the value of the United States dollar relative to foreign currencies could make the Company's products more expensive and, therefore, less competitive in certain markets. Due to the constantly changing currency exposures and the volatility of currency exchange rates, there can be no assurance that the Company will not experience currency losses in the future, nor can the Company predict the effect of exchange rate fluctuations upon future operating results. The Company may occasionally enter into forward foreign exchange contracts as a hedge against currency fluctuations relating to foreign sales denominated in foreign currencies. The forward contracts generally have maturities of approximately 30 days and require the Company to exchange foreign currencies for United States dollars at maturity, at rates agreed to at the inception of the contracts. Gains and losses on forward contracts are offset against the foreign exchange gains and losses on the underlying hedged items and are recorded in the Consolidated Statements of Operations.

Price. Traditionally, the selling price of the Company's products decreases over the life of the product. The Company endeavors to reduce manufacturing costs of existing products and to introduce new products, functions and other price/performance-enhancing features in order to mitigate the effect of such decreases. To the extent that such cost reductions, product enhancements and new product introductions do not occur in a timely manner or do not achieve market acceptance, the Company's operating results could be materially, adversely affected.

Acquisitions. The Company has in the past and may in the future acquire businesses or product lines as a way of expanding its product offerings and acquiring new technology. Failure of the Company to identify future acquisition opportunities and/or to integrate effectively businesses that it may acquire could have a material adverse effect on the Company's growth.

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

Fluctuations in Quarterly Operating Results. Historically, the Company has experienced variability in its quarterly results and the Company anticipates that such variability will continue in the future as a result of a number of factors, many of which are beyond the Company's control. The factors affecting this variability include demand for the Company's products, the size and timing of large customer orders, the entry of new competitors and new technological advances by competitors, changes in pricing policies by the Company or competitors, customer order deferrals in anticipation of product enhancements or new product offerings by the Company or its competitors, changes in the mix of products sold by the Company and general economic factors.

Since customers order products for delivery within 30 to 45 days, backlog is not a reliable predictor of future results beyond the current quarter. The Company's expense levels are based, in part, on expectations of future revenue. If revenue levels are below expectations, expense levels would be disproportionately high as a percentage of total revenue and operating results would be adversely affected. The Company believes that quarterly period-to-period comparisons of its financial results are not necessarily meaningful and should not be relied upon as an indication of future performance. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

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

     The Company also owns a 32 acre site in Eugene, Oregon. Engineering, marketing and administrative functions are contained in a sixteen year old 54,000 square foot facility. Manufacturing and warehousing are contained in a separate eleven year old 56,000 square foot building. In addition, the Company leases 9,000 square feet of offsite storage and shop space approximately two miles from the manufacturing facility. This lease expires June 30, 1998.

     Domestically, the Company maintains offices under short-term leases for individual sales and support personnel in or near Dallas, Texas; Dayton, Ohio; Raleigh, North Carolina; Denver, Colorado; Miami, Florida and Skaneateles, New York in order to serve North, Central and South America.

     Internationally, the Company maintains offices in or near Tokyo, Beijing, Sydney, Hong Kong, London, Paris, Milan, Frankfurt, Brussels, Madrid, Malmo, and Ontario. These offices house from one to 20 people in 300 to 10,000 square foot facilities under short-term leases.

     All of the Company's locations are in good condition and management believes that the Company has sufficient manufacturing capacity for the foreseeable future.

                            ITEM 3: LEGAL PROCEEDINGS

     There is litigation pending in the United States District court for the Western District of New York located in Rochester, New York between the Company and one of its customers, Data General, on the one hand, and Symbol on the other, involving certain of Symbol's patents. In that action, the Company has also alleged violations of the antitrust laws and unfair practices by Symbol. Symbol has alleged patent infringement and breaches of certain license agreements between the Company and Symbol, including claims that royalties have been underpaid. The Company has assumed the responsibility of defending the action on behalf of Data General.

     The litigation is in the early stages of discovery. The Court had set a hearing in July, 1997 which was to have been solely related to claim construction of the patent claims alleged by Symbol to be infringed. That hearing was taken off the Court's calendar. More recently, a status conference was held on February 19, 1998 at which time the parties and the Court discussed the status of the suit and, in particular, whether the patent or contract issues would be heard first. The parties have since proposed a schedule to the Court, seeking a trial of the contract issues in late fall 1998.

           ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There were no matters submitted to a vote of security holders during the fourth quarter of the period ended December 31, 1997.

                        EXECUTIVE OFFICERS OF REGISTRANT

The  Company's  executive officers as of December 31, 1997, were as follows.
Name                      Age    Officer/Position
----                      ---    ----------------
Robert C. Strandberg ..   40. ..President and Chief Executive Officer

Edward J. Biernat .....   43....Vice President, Quality

Charles E. Biss .......   45....Vice President, Verification

Cecil F. Bowes ........   55....Vice President, Sales - The Americas, Asia Pacific

Nigel P. Davis ........   47....Vice President, Sales - Europe, Middle East, Africa

Scott D. Deverell .....   32....Assistant Treasurer

G. William Hartman ....   52....Vice President, Automation

Dennis T. Hopwood .....   48....Vice President, Human Resources

William L. Parnell, Jr    41....Vice President, Operations

Brad R. Reddersen .....   45....Vice President, Chief Technology Officer

Matt D. Schler ........   42....Vice President, Engineering and Product Development

Michael J. Stachura ...   42....Vice President, Finance

Roger D. Tedford ......   44....Vice President, Chief Information Officer

William J. Woodard ....   46....Vice President, Chief Financial Officer and Treasurer

     Robert C. Strandberg has served as President and Chief Executive Officer of the Company since April 1997 and was Executive Vice President from November 1996 until April 1997. Prior to joining the Company, Mr. Strandberg was Chairman of the Board of Directors, President and Chief Executive Officer of Datamax International Corporation ("Datamax"), Orlando, Florida, from 1991 to 1996. Datamax designs and manufactures thermal bar code printers. Mr. Strandberg holds a B.S. in Industrial Engineering Operations Research from Cornell University and an M.B.A. from Harvard University.

     Edward J. Biernat has served as Vice President, Quality, since January 1996. Prior to joining the Company, Mr. Biernat was the manager of Quality Systems for Thin Film Technology, a division of Bausch and Lomb, Inc. based in Rochester, New York (1989-1996). Mr. Biernat holds B.S. degrees in Electrical and Mechanical Engineering from Clarkson University.

     Charles E. Biss has served as Vice President, Verification Products since January 1996, as General Manager, Verification Products (1995-1996) and as Product and technical Support Manager (1985-1995). Mr. Biss has served the Company in a variety of technical and production related roles since 1973. Mr. Biss represents the Company on a number of National and International standards creating committees relating to bar codes and the automatic identification and data capture industry. Mr. Biss holds a B.S. degree in Photographic Science and Engineering from Rochester Institute of Technology.

     Cecil F. Bowes has served as Vice President, Sales - The Americas, Asia Pacific since December 1996. Prior thereto, he was Group Director, North America for Spectra from November 1990 until December 1996. Mr. Bowes holds a B.S. degree in Education from the University of Dayton.

     Nigel P. Davis has served as Vice President, Sales - Europe, Middle East, Africa (EMEA) since July 1996. Prior thereto, he was Group Director for Spectra
- EMEA from March 1993 to May 1996.

     Scott D. Deverell has served as Assistant Treasurer since September 1997 and was Controller from 1990 until September 1997. Mr. Deverell, a certified public accountant, received a B.S. in Accounting from SUNY at Geneseo and an M.B.A. from Rochester Institute of Technology.

     G. William Hartman has served as Vice President, Automation since September 1997. Prior to joining the Company, he was Senior Vice President and Chief Operating Officer of Datamax from 1991 to 1996. Mr. Hartman holds a B.S. in Mechanical Engineering from the University of Utah and an M.S. in Mechanical Engineering from Villanova University.

     Dennis T. Hopwood has served as Vice President, Human Resources since July 1997. Prior thereto, he was Vice President, Human Resources for Spectra from May 1985 to January 1997. Mr. Hopwood holds a B.S. in Sociology from the University of Idaho and an M.S. in higher education administration from the University of Wisconsin.

     William L. Parnell, Jr. has served as Vice President, Operations since October 1996. Prior thereto, he was Vice President - Operations of Spectra from November 1990 until October 1996. Mr. Parnell received a B.S. in Physics from Utah State University and an M.B.A. from the University of Washington.

     Brad R. Reddersen has served as Vice President, Chief Technology Officer since December 1997, as Vice President, Engineering and Product Development from April 1997 to November 1997 and as Vice President of New Products from July 1996 to March 1997. Prior thereto, he was Vice President, New Products of Spectra from June 1993 until July 1996. Mr. Reddersen received a B.S. in Physics and an M.S. in Optical Engineering from the University of Rochester.

     Matt D. Schler has served as Vice President, Engineering and Product Development since November 1997. Prior thereto, he was Vice President of Engineering at Percon Inc., Eugene, Oregon, a manufacturer of bar code reading products, from February 1997 to November 1997 and Vice President of New Products, Engineering Manager of Spectra from March 1992 until January 1997. Mr. Schler received a B.S. degree in Electrical Engineering from the University of Colorado.

     Michael J. Stachura has served as Vice President, Finance since September 1997. Prior thereto, he was Vice President, Corporate Controller of Genencor International, Inc. from January 1991 until August 1997. Mr. Stachura, a certified public accountant, received a B.S. in Accounting from Canisius College in Buffalo.

     Roger D. Tedford has served as Vice President, Chief Information Officer since November 1996. Prior thereto, he was Vice President, Treasurer and Secretary of Spectra from November 1990 until November 1996. Mr. Tedford received a B.A. in Accounting/Finance and an M.B.A. from California University at Fullerton.

     William J. Woodard has served as Vice President, Chief Financial Officer and Treasurer since October 1996. Prior to that, he served as Vice President, Finance and Treasurer from August 1994 until September 1996. Prior to joining the Company, he was Vice President and Chief Financial Officer, Champion Products (1987-1994). Mr. Woodard, a certified public accountant, received a B.B.A. degree in Accounting from St. Bonaventure University.

                                     PART II

       ITEM 5: MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SECURITY
                                 HOLDER MATTERS

a) Market Information: The Company's common shares are traded on The Nasdaq Stock MarketSM under the symbol PSCX. The following table sets forth, for the periods indicated, the high and low sale prices for the Common Shares.

                                              High                Low
1997
    Fourth Quarter.......................     $13.50             $9.06
    Third Quarter........................     $10.13             $6.63
    Second Quarter.......................     $ 7.88             $6.13
    First Quarter........................     $ 9.00             $6.88

1996
    Fourth Quarter.......................     $ 9.63             $6.88
    Third Quarter........................     $10.00             $7.00
    Second Quarter.......................     $13.50             $7.13
    First Quarter........................     $ 9.75             $7.63


b) Holders: As of December 31, 1997, there were approximately 1,600 holders of record of common shares.

c) Dividends: The Company has not paid any cash dividends since 1979 and does not anticipate paying cash dividends in the foreseeable future. The Company's senior debt and subordinated term loan agreements restrict payment of dividends

                         ITEM 6: SELECTED FINANCIAL DATA

                (All amounts in thousands, except per share data)

         The selected consolidated financial data presented below for each of the five years in the period ended December 31, 1997 have been derived from the Company's consolidated financial statements, which statements have been audited by Arthur Andersen LLP, independent public accountants, as indicated in their reports thereon. The selected consolidated financial data should be read in conjunction with the Consolidated Financial Statements and Notes thereto included elsewhere in this report.


                                                                            Year Ended December 31,
                                                  ----------------------------------------------------------------------------
                                                     1997            1996            1995           1994            1993
                                                     ----            ----            ----     -     ----            ----
Statement of Operations Data:
     Net sales ..................................    $207,840        $146,051         $87,516        $60,447         $38,894
     Cost of sales ..............................     122,995 (1)      83,675          50,634         32,198          20,256
                                                  ---------------------------------------------------------------------------
        Gross profit ............................      84,845          62,376          36,882         28,249          18,638

     Operating expenses:
        Engineering, research and development....      13,018          11,069           4,962          3,810           3,754
        Selling, general and administrative .....      44,154          37,855          23,024         16,031          11,826
        Write-off of intangible assets ..........         --              --              --             --             167
        Acquisition related restructuring and
          other costs ...........................          --          70,068 (2)          --          6,894 (3)          --
        Severance and other costs ...............       4,191 (1)          --              --             --              --
        Amortization of intangibles from
           business acquisitions ................       6,715           3,564             877            485             220
                                                  ---------------------------------------------------------------------------
     Income/(loss) from operations ..............      16,767        (60,180)           8,019          1,029           2,671
     Interest and other income/expense ..........     (12,016)        (5,747)             676            110              45
                                                  ---------------------------------------------------------------------------
     Income/(loss) from continuing operations
          before income tax provision/(benefit)..       4,751 (1)    (65,927) (2)       8,695          1,139 (3)       2,716
     Income tax provision/(benefit) .............       1,761        (24,393)           3,246            527             865
                                                  ---------------------------------------------------------------------------
     Income/(loss) from continuing operations....       2,990        (41,534)           5,449            612           1,851
      Loss from discontinued operations .........       (101)         (5,446)              --             --              --
                                                  ---------------------------------------------------------------------------
       Net income/(loss) ........................   $  2,889 (1)   $(46,980) (2)     $ 5,449        $   612 (3)     $ 1,851
                                                  ===========================================================================
      Net income/(loss) per common and common equivalent share:
       Basic:
         Continuing operations ..................       $0.27         $(3.96)           $0.58          $0.08           $0.26
         Discontinued operations ................      (0.01)          (0.52)              --             --              --
                                                  ===========================================================================
         Net income/(loss) ......................       $0.26 (1)     $(4.48) (2)       $0.58          $0.08 (3)       $0.26
                                                  ===========================================================================
       Diluted:
         Continuing operations ..................       $0.25         $(3.96)           $0.54          $0.08           $0.25
         Discontinued operations ................      (0.01)          (0.52)              --             --              --
                                                  ===========================================================================
         Net income/(loss) ......................       $0.24 (1)     $(4.48) (2)       $0.54          $0.08 (3)       $0.25
                                                  ===========================================================================
      Weighted average number of common and
         common equivalent shares outstanding:
         Basic .................................       11,197          10,490           9,329          7,319           7,202
         Diluted ...............................       11,843          10,490          10,013          7,617           7,476

(1) Severance and other costs reduced 1997 income before income taxes, net income, basic EPS and diluted EPS by $5.2 million, $3.3 million, $0.29 and $0.28, respectively.
(2) The acquisition related restructuring and other costs reduced 1996 income before income taxes, net income, basic EPS and diluted EPS by $70.1 million, $44.2 million, $4.21 and $4.21, respectively.
(3) The acquisition related restructuring and other costs reduced 1994 income before income taxes, net income, basic EPS and diluted EPS by $6.9 million, $4.5 million, $0.61 and $0.59, respectively.

                                                             Year Ended December 31,
                                                ---------------------------------------------
                                                1997       1996       1995     1994      1993
                                                ----       ----       ----     ----      ----
Balance Sheet Data:
  Cash and cash equivalents ..................  $2,271    $10,838    $5,538   $2,720    $9,120
  Working capital ............................  12,112     13,320    20,397    8,014    11,779
  Total assets ............................... 172,798    183,361    71,237   52,763    32,063
  Long-term debt, including current maturities 108,554    127,453       623   13,609     1,806
  Total shareholders' equity .................  29,330     15,301    53,327   22,233    21,265

            ITEM 7: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

         The following discussion should be read in conjunction with the Consolidated Financial Statements and the Notes thereto appearing elsewhere in this report.

Results of Operations

         The following table sets forth, for the years indicated, certain consolidated financial data expressed as a percentage of net sales:

                                                                       Year Ended December 31,
                                               -------------------------------------------------------------------------
                                                        1997                     1996                     1995
                                               -----------------------  -----------------------   ----------------------
                                                                        (dollars in thousands)
 Net sales .................................     $207,840      100.0%     $146,051      100.0%      $87,516      100.0%
 Cost of sales .............................      122,995 (1)    59.2       83,675        57.3       50,634        57.9
                                               -----------   ---------  -----------    --------   ----------  ----------
   Gross profit ............................       84,845        40.8       62,376        42.7       36,882        42.1
 Operating expenses:
   Engineering, research and development ...       13,018         6.3       11,069         7.6        4,962         5.7
   Selling, general and administrative .....       44,154        21.2       37,855        25.9       23,024        26.3
   Severance and other costs ...............        4,191 (1)     2.0           --          --           --          --
   Acquisition related restructuring and
     other costs ...........................           --          --       70,068 (2)    48.0           --          --
   Amortization of intangibles from business
      acquisitions .........................        6,715         3.2        3,564         2.4          877         1.0
                                               -----------   ---------  -----------    --------   ----------  ----------
 Income/(loss)  from operations ............       16,767         8.1     (60,180)      (41.2)        8,019         9.1
 Interest and other income/(expense) .......      (12,016)       (5.8)      (5,747)       (3.9)          676         0.8
                                               -----------   ---------  -----------    --------   ----------  ----------
 Income/(loss) from continuing operations
 before income tax provision/(benefit)......        4,751 (1)     2.3     (65,927) (2)  (45.1)        8,695         9.9
 Income tax provision/(benefit) ............        1,761         0.9     (24,393)      (16.7)        3,246         3.7
                                               -----------   ---------  -----------    --------   ----------  ----------
 Income/(loss) from continuing operations ..        2,990         1.4     (41,534)      (28.4)        5,449         6.2
 Loss from discontinued operations .........        (101)          --      (5,446)       (3.7)           --          --
                                               ===========   =========  ===========    ========   ==========  ==========
 Net income/(loss) .........................    $   2,889 (1)    1.4%   $ (46,980) (2) (32.1%)       $5,449        6.2%
                                               ===========   =========  ===========    ========   ==========  ==========


(1) Severance and other costs reduced 1997 income before income taxes and net income by $5.2 million and $3.3 million, respectively.
(2) The acquisition related restructuring and other costs reduced 1996 income before income taxes and net income by $70.1 million and $44.2 million, respectively.

Overview


Nineteen ninety-seven was the first full year in which the Company included Spectra in its consolidated financial results. The Spectra acquisition was accounted for as a purchase and is included in the 1996 financial statements since July 12, 1996, the acquisition date.

During the second half of 1997, the Company's focus was on improving operational results. In the second half of 1997, income from continuing operations improved 327% versus the first half of 1997. In the fourth quarter, the Company's net income of $2.8 million was a record quarterly performance. The Company completed a private equity placement with net proceeds of $10.2 million and implemented certain actions which are expected to reduce annualized operating expenses by $6.0 million. The Company expects that 1998 results will further reflect the benefits of these initiatives.

For the Year Ended December 31, 1997

Net sales of $207.8 million for the year ended December 31, 1997 increased 42% versus 1996. The increase in net sales is primarily due to the inclusion of Spectra product sales for the full year in 1997 and increased sales volume offset by lower average selling prices. International net sales increased 73% over the prior year primarily due to the Spectra acquisition and represented 46% of sales versus 38% in 1996.

Gross profit of $84.8 million for the year ended December 31, 1997 increased 36% versus 1996. As a percentage of sales, gross profit was 40.8% in 1997 compared to 42.7% in 1996. The increase in gross profit dollars is primarily due to the inclusion of Spectra for the full year, while the decrease in gross profit as a percentage of sales is primarily due to a change in the mix of products and lower selling prices for handheld and fixed position scanner products and the $1.0 million inventory write-off recorded in the second quarter for the discontinuation of certain products to streamline the Company's product lines.

Engineering, research and development (ER&D) expenses of $13.0 million for the year ended December 31, 1997 increased $1.9 million or 18% versus 1996. As a percentage of sales, ER&D was 6.3% versus 7.6% in 1996. The dollar increase in 1997 was primarily due to the inclusion of Spectra for the full year in 1997. As a result of efficiencies developed due to the integration of Spectra, ER&D as a percentage of sales declined in 1997.

Selling, general and administrative (SG&A) expenses of $44.2 million for the year ended December 31, 1997 increased $6.3 million or 16.6% versus 1996. As a percentage of sales, SG&A declined to 21.2% in 1997 from 25.9% in 1996. The 1997 dollar increase is due to the inclusion of Spectra for the full year in 1997. The decrease in SG&A as a percentage of sales is a result of efficiencies developed due to the integration of Spectra. In addition, the Company is now operating under the Spectra-Symbol License Agreement which resulted in a lower royalty expense.

During the second quarter of 1997, the Company recorded a one-time pretax charge of $4.2 million for severance and other costs. Of the total charge, approximately $2.3 million was associated with the Severance Agreement with the former CEO, $1.2 million was for employee severance and benefit costs for the elimination of approximately 30 positions including several senior executives, and $0.7 million was for the centralization of the research and development efforts and relocation of manufacturing of certain product lines between its two manufacturing facilities. Accrued expenses for these activities as of December 31, 1997 was approximately $2.9 million, of which $1.1 million related to long-term contractual obligations. These costs and the inventory write-off reduced 1997 income before income taxes, net income, basic EPS and diluted EPS by $5.2 million, $3.3 million, $0.29 and $0.28, respectively.

The Company's effective tax rate was 37.1% in 1997 versus 37.0% in 1996.

For the Year Ended December 31, 1996

Net sales of $146.1 million for the year ended December 31, 1996 increased $58.5 million or 67% versus 1995. The increase in net sales was due to the inclusion of Spectra product sales offset, in part, by the lower sales volumes of the Company's scan engine products. International sales increased 185% in 1996 primarily due to the Spectra acquisition and represented 38% of sales versus 22% in 1995.

Gross profit of $62.4 million for the year ended December 31, 1996 increased 69% versus 1995. As a percentage of sales, gross profit was 42.7% in 1996 up from 42.1% in 1995. The increase in gross profit dollars and percentage of sales was primarily due to the inclusion of Spectra.

ER&D expenses of $11.1 million for the year ended December 31, 1996 increased $6.1 million or 123% versus 1995. As a percentage of sales, ER&D was 7.6%, an increase from 5.7% in 1995. The 1996 dollar increase was primarily due to the inclusion of Spectra, as well as increased expenses related to the Company's new product development activities for its handheld and fixed position scanner products.

SG&A expenses of $37.9 million for the year ended December 31, 1996 increased $14.8 million or 64% versus 1995. As a percentage of sales, SG&A declined to 25.9% in 1996 from 26.3% in 1995. The 1996 dollar increase was primarily related to the inclusion of Spectra, start-up costs associated with the Company's new subsidiary responsible for sales and support in South and Central America and increased patent related expenses.

During the third quarter of 1996, the Company recorded a one-time, pretax charge of $10.0 million for the costs of restructuring its existing operations with those of Spectra which was acquired in July 1996. Of the total restructuring charge, approximately $5.0 million was associated with the closing of the Company's Sanford, Florida manufacturing facility, $3.6 million was related to the write-off of previously existing intangible and tangible assets and $1.4 million was recorded for employee severance and benefit costs for the elimination of seven positions. As of December 31, 1997, all positions targeted in the restructuring program have been eliminated. Restructuring activities are expected to be substantially complete by the end of the first quarter of 1998. The restructuring accrual as of December 31, 1997 was approximately $1.0 million.

In addition, in the third quarter of 1996, the Company allocated $60.1 million of the Spectra purchase price to acquired in-process research and development projects, which represents the estimated fair values related to these projects determined by an independent appraisal. Proven valuation procedures and techniques were utilized in determining the fair market value of each intangible asset. The development technologies were evaluated to determine that there were no alternative future uses. Such evaluation consisted of a specific review of the efforts, including the overall objectives of the project, progress toward the objectives and uniqueness of the developments toward these objectives. To bring these projects to fruition, high risk developmental issues need to be resolved which will require substantial additional effort and testing. Therefore, technological feasibility of these new products has not yet been achieved. As these projects had not reached technological feasibility and alternative future use of these developmental technologies, apart from the objectives of the individual projects did not exist, these costs were expensed as of the acquisition date. The acquisition related restructuring and other costs reduced 1996 income before income taxes, net income, basic EPS and diluted EPS by $70.1 million, $44.2 million, $4.21 and $4.21, respectively.

The Company's effective tax rate was 37.0% in 1996 versus 37.3% in 1995. In 1996, the Company recognized a $24.4 million income tax benefit as a result of the acquisition related restructuring and other costs discussed above.

Discontinued Operations

During the third quarter of 1996, the Company adopted a plan to dispose of its TxCOM subsidiary. TxCOM was acquired as a part of the Spectra acquisition. Results from operations of TxCOM were a gain of $0.2 million in 1997 and a loss of $0.2 million in 1996. Disposal of TxCOM, which occurred in June 1997, resulted in the recording of losses of $ 0.3 million in 1997 and $5.2 million in 1996. These losses include the write-down of the assets to their net realizable value and the costs of disposing of the subsidiary, net of applicable tax benefits.

Liquidity and Capital Resources

Current assets declined $3.2 million from December 31, 1996 primarily due to decreased cash balances which were utilized to reduce the outstanding balance of the revolving credit facility, offset by increased levels of accounts receivable from increased sales in Europe where customers have longer credit terms. Current liabilities declined $2.0 million from December 31, 1996 primarily due to reduced accrued expenses and acquisition related restructuring costs, offset by an increase in the current portion of long-term debt. As a result, working capital decreased $ 1.2 million in 1997.

In 1996, current assets increased $23.2 million primarily due to increased accounts receivable and inventory levels due to the acquisition of Spectra.
Current liabilities increased $30.3 million in 1996 primarily due to accrued acquisition costs, restructuring costs and increased accounts payable to support higher operating levels. As a result, working capital decreased $7.1 million from 1995 to 1996.

Property plant and equipment expenditures totaled $6.6 million in 1997 and $4.8 million in 1996. The 1997 expenditures primarily related to manufacturing and research equipment and new product tooling. The 1996 expenditures primarily related to manufacturing equipment and new product tooling.

In September 1997, the Company completed a private placement of equity with Hydra Investissements S.A., a Luxembourg Corporation (the Purchaser). The Company issued and sold 110 thousand shares of Series A Convertible Preferred Shares (the Preferred Shares) which are convertible into 1.375 million Common Shares. In connection with the issuance of the Preferred Shares, a warrant evidencing the right to purchase an aggregate of 180 thousand Common Shares of the Company was issued to the Purchaser. This warrant has an exercise price of $8.00 per share and may be exercised before September 10, 2001. As a result, the Purchaser is the beneficial owner of 1.555 million Common Shares of the Company. The net proceeds to the Company from the offering were $10.2 million. The Company used the proceeds for working capital purposes and to repay a portion of its senior revolving credit facility.

The long-term debt-to-capital percentage was 76.6% at December 31, 1997 versus 88.5% at December 31,1996 primarily due to the private placement described above. At December 31, 1997, liquidity immediately available to the Company consisted of cash and cash equivalents of approximately $2.3 million. The Company's credit facilities consist of senior term loans of $ 71.0 million, a senior revolving credit facility of $20.0 million and a subordinated term loan of $30.0 million. The Company has $104.0 million outstanding on these facilities. The Company believes that its cash resources and available credit facilities, in addition to its operating cash flows, are sufficient to meet its requirements for the next twelve months.

In the opinion of management, inflation has not had a material effect on the operations of the Company.

The Company generates a portion of its sales from customers in the Asia Pacific region. Less than 5% of consolidated accounts receivable as of December 31, 1997 were generated from these customers. All accounts are remitted in U.S. dollars. The Company believes it has appropriate reserves such that the current economic crisis and continued volatility in exchange rates in this region will not materially affect results of operations of the Company.

The Company has evaluated its information technology infrastructure to ensure that computer systems and software will recognize and process the year 2000 and beyond with no significant effect on customers or disruptions to business operations. The Company does not expect the cost of modifying its information technology infrastructure for Year 2000 compliance to be material to its financial condition or results of operations. The Company does not anticipate any material disruption in its operations as a result of any failure by the Company to be in compliance.


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

                                    PART III

           ITEM 10: DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required by this item is presented under the caption entitled "Election of Directors - Information Concerning Nominees for Directors and Other Incumbent Members of the Board of Directors" contained in the definitive proxy statement issued in connection with the Annual Meeting of Shareholders to be held May 7, 1998 and is incorporated in this report by reference thereto. The information regarding Executive Officers of the Registrant is found in Part I of this report.

                         ITEM 11: EXECUTIVE COMPENSATION

     The information required by this item is presented under the caption entitled "Executive Officer Compensation" contained in the definitive proxy statement issued in connection with the Annual Meeting of Shareholders to be held May 7, 1998 and is incorporated in this report by reference thereto, except, however, the sections entitled "Performance Graph" and the "Report of the Compensation Committee of the Board of Directors" are not incorporated in this report by reference.

     ITEM 12: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by this item is presented under the caption entitled "Security Ownership of Certain Beneficial Owners and Management" contained in the definitive proxy statement issued in connection with the Annual Meeting of Shareholders to be held May 7, 1998 and is incorporated in this report by reference thereto.


             ITEM 13: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The  information  required  by this item is  presented  under  the  caption
"Executive Officer Compensation - Interest of Directors and Management in Certain Transactions" contained in the definitive proxy statement issued in connection with the Annual Meeting of Shareholders to be held May 7, 1998 and is incorporated in this report by reference thereto.

                                     PART IV

     ITEM 14:  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (a) 1        Financial Statements                                Page

                  Report of Independent Public Accountants...............34

                  Consolidated Financial Statements......................35

                  Notes to Consolidated Financial Statements.............39

     (a) 2        Financial Statement Schedules:

                  Included in Part IV of this report:

                  Schedule II    Valuation and Qualifying Accounts.......58

         Other schedules are omitted because of the absence of conditions under which they are required or because the required information is given in the consolidated financial statements or notes thereto.

     (a) 3        Exhibits:

2.1 Stock Purchase Agreement among BTR Dunlop Inc., Electro Corporation and LazerData Holdings, Inc. dated December 21, 1994 (incorporated by reference to Exhibit 2.1 of the Company's Current Report on Form 8-K dated December 21, 1994).

2.2 Asset and Stock Purchase Agreement among PSC Inc., Spectra-Physics, Inc. and Spectra-Physics Holdings, S.A. dated May 20, 1996, as amended by letter dated July 12, 1996 (incorporated by reference to Exhibit 2.1 of the Company's Current Report on Form 8-K dated July 29, 1996 (the "1996 8-K")).

3.1 Restated Certificate of Incorporation of the Company and amendments thereto (incorporated by reference to Exhibit 3.1 of the Company's Quarterly Report on Form 10-Q for the Quarter ended June 30, 1996).

3.2 Certificate of Amendment of Certificate of Incorporation of PSC Inc. filed with the Secretary of State of the State of New York on September 5, 1997 (incorporated by reference to Exhibit 3.1 of the Company's Current Report on Form 8-K dated as of September 10, 1997 (the "1997 Form 8-K")).

3.3 Certificate of Amendment of Certificate of Incorporation of PSC Inc. filed with the Secretary of State of the State of New York on December 30, 1997
     .........................................................................59

3.4 Bylaws of the Company as currently in effect (incorporated by reference to Exhibit 3.1 of the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1994).

4.1 Form of Certificate for Common Shares of the Company (incorporated by reference to Exhibit 4.3 of the Company's Registration Statement on Form S-3, effective March 24, 1995 (No. 33-89178)).

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

4.6 Note Guarantee dated July 12, 1996 made by PSC Inc. to Spectra-Physics, Inc. (incorporated by reference to Exhibit 4.5 of the 1996 8-K).

4.7 Form of Certificate for Preferred Stock issued to Hydra Investissements S.A. on September 10, 1997 (incorporated by reference to Exhibit 4.1 of the 1997 Form 8-K).

4.8 Form of Warrant issued to Hydra Investissements S.A. on September 10, 1997 (incorporated by reference to Exhibit 4.2 of the 1997 Form 8-K).

4.9 Form of Rights Agreement dated as of December 30, 1997 between PSC Inc. and ChaseMellon Shareholder Services, L.L.C., as Rights Agent, which includes as Exhibit A - Form of Right Certificate; Exhibit B - Summary of Rights to Purchase Preferred Stock; and Exhibit C - Form of Certificate of Amendment designating the relative rights, preferences and limitations of the Series B Preferred Shares (incorporated by reference to Exhibit 4.1 of the Company's Current Report on Form 8-K dated December 30, 1997).

10.1*Severance  Agreement  between the Company and L. Michael Hone,  dated April
     30, 1997 (incorporated by reference to Exhibit 10.1 of the Company's Quarterly Report on Form 10-Q for the quarter ended April 4, 1997).

10.2*Agreement  between  the  Company  and Robert S.  Ehrlich as of June 2, 1997
     (incorporated by reference to Exhibit 10.2 of the Company's Quarterly Report on Form 10-Q for the quarter ended July 4, 1997 (the "July 4, 1997 Form 10-Q")).

10.3*Form of Change-in-Control/Severance Agreement between the Company and certain of its executive officers (incorporated by reference to Exhibit
     10.3 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996 (the "December 31,1996 Form 10-K")).

10.4*Form of third  party  severance  letter  between  Spectra-Physics  Scanning
     Systems, Inc. and certain executive officers (incorporated by reference to Exhibit 10.4 of the December 31, 1996 Form 10-K).

10.5*Employment  Agreement  between the Company and Robert C. Strandberg,  as of
     June 2, 1997 (incorporated by reference to Exhibit 10.1 of the July 4, 1997 Form 10-Q).

10.6*Severance and Consulting  Agreement  between the Company and Jay M. Eastman dated as of July 15, 1997................................................64

10.7*Form of Indemnification Agreement between the Company and its Directors and Officers (incorporated by reference to Exhibit 10.10 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1991).

10.8*Plan  for  Deferral  of   Directors'   Fees  dated  as  of  March  4,  1992
     (incorporated by reference to Exhibit 10.2 of the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1992).

10.9*Amended and Restated 1987 Stock Option Plan  (incorporated  by reference to
     Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1994).

10.10* 1994 Stock Option Plan  (incorporated  by reference to Exhibit 4.1 of the
     Company's Registration Statement on Form S-8 dated June 20, 1995 No. 33-60389).

10.11* 1995 Employee Stock Purchase Plan  (incorporated  by reference to Exhibit
     4.1 of the Company's Registration Statement on Form S-8 dated June 19, 1995 No. 33-60343).

10.12* 1997 Management Incentive Plan.........................................74

10.13* Third  Restatement  of the  PSC  Inc.  401(K)  Plan  dated  as of July 1,
     1997.....................................................................78

10.14Credit  Agreement  dated July 12,  1996  among PSC  Acquisition,  Inc.,  as
     Borrower, PSC Inc. and Guarantor, the Initial Lenders named therein and Fleet Bank as Initial Issuing Bank and Administrative Agent, together with Form of Term A Note, Form of Term B Note and Form of Working Capital Note (incorporated by reference to Exhibit 10.2 of the 1996 8-K).

10.15First Amendment dated as of September 27, 1996 to the Credit Agreement dated as of July 12, 1996 among PSC Scanning Inc., as Borrower, PSC Inc., as Guarantor, the financial institutions party thereto and Fleet Bank as initial Issuing Bank and administrative agent (incorporated by reference to Exhibit 10.1 of the Company's Quarterly Report on Form 10-Q for the quarter ended September 27, 1996 (the "September 27, 1996 Form 10-Q")).

10.16Second Amendment dated as of July 4, 1997 to the Credit Agreement dated as of July 12, 1996 among PSC Scanning Inc., as Borrower, PSC Inc., as Guarantor, the financial institutions party thereto and Fleet Bank as initial Issuing Bank and administrative agent (incorporated by reference to Exhibit 10.3 of the July 4, 1997 Form 10-Q).

10.17Amendment Three dated as of August 13, 1997 to the Credit Agreement dated as of July 12, 1996 among PSC Scanning Inc., as Borrower, PSC Inc., as Guarantor, the financial institutions party thereto and Fleet Bank as initial Issuing Bank and administrative agent (incorporated by reference to Exhibit 10.5 of the Company's Quarterly Report on Form 10-Q/A for the quarter ended July 4, 1997 (the "July 4, 1997 Form 10-Q/A").

10.18Consent  dated as of December 8, 1997 to the Credit  Agreement  dated as of
     July 12, 1996 among PSC Scanning Inc., as Borrower, PSC Inc., as Guarantor, the financial institutions party thereto and Fleet Bank as initial Issuing
     Bank and administrative agent...........................................107

10.19Securities   Purchase  Agreement  dated  July  12,  1996  among  PSC  Inc.,
     SpectraScan, Inc. and Equitable Life Assurance Society of the United States (separate but identical Securities Purchase Agreements were addressed to each of the Other Purchasers of the Senior Subordinated Notes) (incorporated by reference to Exhibit 10.1 of the 1996 8-K).

10.20Amendment No. 1 dated October 10, 1996 to Securities Purchase Agreements among PSC Inc., PSC Scanning Inc., and Equitable Life Assurance Society of the United States (separate but identical amendments were addressed to each of the other purchasers of the Senior Subordinated Notes) (incorporated by reference to Exhibit 10.2 of the September 27, 1996 10-Q).

10.21Amendment No. 2 dated July 4, 1997 to Securities  Purchase Agreements among
     PSC Inc., PSC Scanning Inc., and Equitable Life Assurance Society of the United States (separate but identical amendments were addressed to each of the other purchasers of the Senior Subordinated Notes) (incorporated by reference to Exhibit 10.4 of the July 4, 1997 Form 10-Q).

10.22Amendment No. 3 dated August 18, 1997 to Securities Purchase Agreements and Warrants among PSC Inc., PSC Scanning Inc., and the Purchasers named in the Securities Purchase Agreements (incorporated by reference to Exhibit
     10.6 of the July 4, 1997 Form 10-Q/A).

10.23Consent  dated as of December 29, 1997 to  Securities  Purchase  Agreements
     and Warrants among PSC Inc., PSC Scanning Inc., and the Purchasers named in the Securities Purchase agreements......................................109

10.24Stock and Warrant Purchase Agreement dated September 4, 1997 by and between PSC Inc. and Hydra Investissements S.A. (incorporated by reference to Exhibit 10.1 of the 1997 Form 8-K).

10.25Registration and Investor Rights Agreement dated September 10, 1997 by and between PSC Inc. and Hydra Investissements S.A. (incorporated by reference to Exhibit 10.2 of the 1997 Form 8-K).

22.1 Subsidiaries of Registrant..............................................115

24.1 Consent   of    Independent    Public    Accountant,    dated   March   25,
     1998....................................................................116

     (b):Reports on Form 8-K:

         Report on Form 8-K, dated December 30, 1997

     *   Management contract or compensatory plan or arrangement

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  March 24, 1998                     PSC Inc.

                                           /s/ Robert C. Strandberg
                                           Robert C. Strandberg
                                           President and Chief Executive Officer


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:  March 24, 1998                      Principal Executive Officer

                                           /s/ Robert C. Strandberg
                                           Robert C. Strandberg
                                           President and Chief Executive Officer





 Date:  March 24, 1998                     Chief Financial Officer

                                           /s/ William J. Woodard
                                           William J. Woodard
                                           Vice President, Chief Financial
                                           Officer and Treasurer




Date:  March 24, 1998                     Principal Accounting Officer

                                          /s/ Michael J. Stachura
                                          Michael J. Stachura
                                          Vice President, Finance

Date:  March 24, 1998               /s/ Jay M. Eastman
                                    ------------------
                                    Jay M. Eastman
                                    Director

Date:  March 24, 1998               /s/ Robert S. Ehrlich
                                    ---------------------
                                    Robert S. Ehrlich
                                    Director, Chairman of the Board

Date:  March 24, 1998               /s/ James W. Henry
                                    ------------------
                                    James W. Henry
                                    Director

Date: March 24, 1998                /s/ Donald K. Hess
                                    ------------------
                                     Donald K. Hess
                                     Director

Date: March 24, 1998                /s/ Thomas J. Morgan
                                    --------------------
                                    Thomas J. Morgan
                                    Director

Date:  March 24, 1998               /s/ James C. O'Shea
                                    -------------------
                                    James C. O'Shea
                                    Director

Date:  March 24, 1998               /s/ Jack E. Rosenfeld
                                    ---------------------
                                    Jack E. Rosenfeld
                                    Director

Date:  March 24, 1998               /s/ Justin L. Vigdor
                                    --------------------
                                    Justin L. Vigdor
                                    Director

Date:  March 24, 1998               /s/ Romano Volta
                                    ----------------
                                    Romano Volta
                                    Director

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To PSC Inc.:

We have audited the accompanying consolidated balance sheets of PSC Inc. (a New York corporation) and subsidiaries as of December 31, 1997 and 1996, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three years in the period ended December 31, 1997. These financial statements and the schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and the schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of PSC Inc. and subsidiaries as of December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.

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

/s/ Arthur Andersen LLP
Rochester, New York
January 30, 1998


                            PSC INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                (All amounts in thousands, except per share data)

                                     ASSETS

                                                                 December 31,
                                                       -------------------------------
                                                               1997             1996
                                                       --------------    -------------
Current Assets:
  Cash and cash equivalents .................................   $  2,271   $ 10,838
  Accounts receivable, net of allowance for doubtful accounts
    of $1,169 in 1997 and $1,101 in 1996 ....................     35,094     29,501
  Inventories, net ..........................................     17,723     18,306
  Prepaid expenses and other ................................      1,569      1,244
                                                                --------   --------
     Total current assets ...................................     56,657     59,889
Property, Plant and Equipment, net ..........................     35,469     35,612
Deferred Tax Assets .........................................     23,576     24,773
Intangible and Other Assets, net ............................     57,096     63,087
                                                                ========   ========
     Total assets ...........................................   $172,798   $183,361
                                                                ========   ========

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
  Current portion of long-term debt ........................   $ 12,406   $  9,459
  Accounts payable .........................................     18,000     15,681
  Accrued expenses .........................................      7,405      9,911
  Accrued payroll and related employee benefits ............      5,559      7,509
  Accrued acquisition related restructuring costs...........      1,175      4,009
                                                                --------   --------
     Total current liabilities .............................     44,545     46,569
Long-Term Debt, less current maturities ....................     96,148    117,994
Other Long-Term Liabilities ................................      2,775      3,497
   Commitments and Contingencies

Shareholders' Equity:
   Preferred shares, par value $.01; 10,000 authorized,
    110 and 0 issued and outstanding at December 31,
    1997 and 1996, respectively.
    ($11,000 aggregate liquidation value) ...................         1               --
   Common shares, par value $.01; 40,000 authorized,
    11,390 and 11,161 issued at December 31, 1997 and 1996,
    respectively ............................................        114              112
     Additional paid-in capital .............................     66,734           54,891
     Retained earnings/(Accumulated deficit) ................    (36,543)         (39,432)
     Cumulative translation adjustment ......................       (739)             (33)
     Less - 39 treasury shares, repurchased at cost .........       (237)            (237)
                                                              --------------    -------------
        Total shareholders' equity                                29,330           15,301
                                                              ==============    =============
        Total liabilities and shareholders' equity              $172,798         $183,361
                                                              ==============    =============

See accompanying notes to the Consolidated Financial Statements.



                            PSC INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                (All amounts in thousands, except per share data)


                                                                              Year Ended December 31,
                                                                 -----------------------------------------------
                                                                       1997            1996              1995
                                                                 -------------    -------------    -------------

   Net Sales ................................................        $207,840         $146,051          $87,516
   Cost of Sales ............................................         122,995           83,675           50,634
                                                                 -------------    -------------    -------------
        Gross profit ........................................          84,845           62,376           36,882

   Operating Expenses:
        Engineering, research and development ...............          13,018           11,069            4,962
        Selling, general and administrative .................          44,154           37,855           23,024
        Amortization of intangibles resulting from business
               acquisitions .................................           6,715            3,564              877
        Severance and other costs ...........................           4,191               --               --
        Acquisition related restructuring and other costs ...              --           70,068               --
                                                                 -------------    -------------    -------------
              Income/(loss) from operations .................          16,767         (60,180)            8,019

   Interest and Other Income/(Expense):
        Interest expense ....................................        (12,563)          (5,835)            (306)
        Interest income .....................................             440              568              594
        Other income/(expense) ..............................             107            (480)              388
                                                                 -------------    -------------    -------------
                                                                     (12,016)          (5,747)              676
                                                                 -------------    -------------    -------------

   Income/(Loss) from Continuing Operations Before
        Income Tax Provision/(Benefit) ......................           4,751         (65,927)            8,695
   Income Tax Provision/(Benefit) ...........................           1,761         (24,393)            3,246
                                                                 -------------    -------------    -------------
   Income/(Loss) from Continuing Operations .................           2,990         (41,534)            5,449

   Discontinued Operations:
        Gain/(loss)from discontinued operations, net of tax .             164            (229)               --
        Loss on disposal of discontinued operations .........           (265)          (5,217)               --
                                                                 -------------    -------------    -------------
   Total Loss from Discontinued Operations ..................           (101)          (5,446)               --
                                                                 =============    =============    =============
   Net Income/(Loss) ........................................          $2,889        $(46,980)           $5,449
                                                                 =============    =============    =============

   Net Income/(Loss) Per Common and
        Common Equivalent Share:
   Basic:
        Continuing operations ...............................           $0.27          $(3.96)            $0.58
        Discontinued operations .............................          (0.01)           (0.52)               --
                                                                 =============    =============    =============
        Net income/(loss) ...................................           $0.26          $(4.48)            $0.58
                                                                 =============    =============    =============
   Diluted:
        Continuing operations ...............................           $0.25          $(3.96)            $0.54
        Discontinued operations .............................          (0.01)           (0.52)               --
                                                                 =============    =============    =============
        Net income/(loss) ...................................           $0.24          $(4.48)            $0.54
                                                                 =============    =============    =============
   Weighted Average Number of Common
        and Common Equivalent Shares Outstanding:
        Basic ...............................................          11,197           10,490            9,329
        Diluted .............................................          11,843           10,490           10,013

See accompanying notes to the Consolidated Financial Statements.

                            PSC INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                           (All amounts in thousands)



                                                                           Year Ended December 31,
                                           ---------------------------------------------------------------------------------------
                                                      1997                           1996                           1995
                                           ----------------------------     ------------------------      ------------------------

                                           Shares          Amount          Shares          Amount         Shares         Amount
                                          ----------    --------------    ----------    -------------    ----------    -----------


Preferred Shares
   Balance, beginning of year ..........         --               $--            --              $--            --            $--
   Issuance of preferred shares ........        110                 1            --               --            --             --
                                          ----------    --------------    ----------    -------------    ----------    -----------
    Balance, end of year ...............        110                $1            --              $--            --            $--
                                          ==========    ==============    ==========    =============    ==========    ===========

Common Shares
   Balance, beginning of year ..........     11,122              $112         9,946             $100         7,433           $ 75
   Issuance of shares pursuant to
     Employee Stock Purchase Plan ......         67                 1            26               --             9             --
   Issuance of common shares ...........         --                --           977               10         2,310             23
   Exercise of options .................        162                 1           173                2           194              2
                                          ==========    ==============    ==========    =============    ==========    ===========
   Balance, end of year ................     11,351              $114        11,122             $112         9,946           $100
                                          ==========    ==============    ==========    =============    ==========    ===========

Additional Paid-In Capital
   Balance, beginning of year ..........                      $54,891                       $ 45,881                      $20,288
   Issuance of shares pursuant to
     Employee Stock Purchase Plan ......                          390                            201                           87
   Exercise of options                                          1,150                          1,079                        1,269
   Issuance of common shares, net ......                           --                          6,990                       23,552
   Issuance of preferred shares, net ...                        9,595                             --                           --
   Issuance of warrants ................                          617                            600                           --
   Tax benefit from exercise or early
     disposition of stock options ......                           91                            140                          685
                                                        ==============                  =============                  ===========
   Balance, end of year ................                      $66,734                       $ 54,891                      $45,881
                                                        ==============                  =============                  ===========


Retained Earnings/(Accumulated
Deficit)
   Balance, beginning of year ..........                    $(39,432)                     $    7,548                       $2,099
   Net income/(loss) ...................                        2,889                       (46,980)                        5,449
                                                        ==============                  =============                  ===========
   Balance, end of year ................                    $(36,543)                      $(39,432)                       $7,548
                                                        ==============                  =============                  ===========

Cumulative Translation Adjustment
   Balance, beginning of year ..........                      $(  33)                         $   35                       $    8
   Translation adjustment ..............                        (706)                           (68)                           27
                                                        ==============                  =============                  ===========
   Balance, end of year ................                      $ (739)                         $( 33)                        $  35
                                                        ==============                  =============                  ===========

Treasury Shares
   Balance, beginning of year ..........                       $(237)                         $(237)                       $(237)
   Shares repurchased ..................                           --                             --                           --
                                                        ==============                  =============                  ===========
   Balance, end of year ................                       $(237)                         $(237)                       $(237)
                                                        ==============                  =============                  ===========



       See accompanying notes to the Consolidated Financial Statements.



                            PSC INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (All amounts in thousands)

                                                                             Year Ended December 31,
                                                                     -----------------------------------------
                                                                          1997        1996              1995
                                                                     -----------   ------------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income/(loss) ................................................       $2,889      ($46,980)         $5,449
Adjustments to reconcile net income/(loss) to
  net cash provided by operating activities:
      Depreciation and amortization ..............................       13,735          9,169          2,784
      (Gain)/loss on disposition of assets .......................          109          3,860          (161)
      Acquired research and development write-off ................           --         60,100             --
      Loss on disposal of discontinued operations ................          265          5,217             --
      Deferred tax assets ........................................        1,197       (23,033)            668
      (Increase) decrease in assets:
         Accounts receivable, net ................................      (6,705)          1,760        (2,669)
         Inventories .............................................          581        (1,199)        (4,031)
         Prepaid expenses and other ..............................           80          (147)            301
      Increase (decrease) in liabilities:
         Accounts payable ........................................        2,467          1,461            699
         Accrued expenses ........................................      (3,190)        (5,535)          1,297
         Accrued payroll and related employee benefits ...........      (1,855)          6,272          (333)
         Accrued acquisition related restructuring costs .........      (3,830)          4,278        (1,107)
                                                                     -----------   ------------    -----------
           Net cash provided by operating activities .............        5,743         15,223          2,897
                                                                     -----------   ------------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures .............................................      (6,557)        (4,843)        (7,418)
Cash paid for acquisition of business ............................           --       (10,124)             --
Additions to intangible and other assets .........................        (343)        (1,238)        (4,443)
Issuance of notes for stock option activity ......................           --          (382)          (593)
Repayment of notes for stock option activity .....................          278             --             --
Proceeds from sale of marketable securities ......................           --          4,167             --
                                                                     -----------   ------------    -----------
           Net cash used in investing activities .................      (6,622)       (12,420)       (12,454)
                                                                     -----------   ------------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
Additions to long-term debt ......................................        5,000            ---          1,046
Additions to other long-term liabilities .........................        1,398            648            230
Principal repayments of long-term debt ...........................     (23,899)          (105)       (14,126)
Payment of other long-term liabilities ...........................        (655)             --          (420)
Exercise of options and the issuance of common shares and warrants        1,542          1,882         24,933
Issuance of preferred shares and warrants, net ...................       10,213             --             --
Tax benefit from exercise or early disposition of stock options ..           91            140            685
                                                                     -----------   ------------    -----------
           Net cash (used in) provided by financing activities ...      (6,310)          2,565         12,348
                                                                     -----------   ------------    -----------
Foreign currency translation .....................................      (1,378)           (68)             27
                                                                     -----------   ------------    -----------
Net Increase (Decrease) in Cash and Cash Equivalents .............      (8,567)          5,300          2,818

CASH AND CASH EQUIVALENTS:
                Beginning of year ................................       10,838          5,538          2,720
                                                                     ===========   ============    ===========
                End of year ......................................      $ 2,271        $10,838         $5,538
                                                                     ===========   ============    ===========
Supplemental disclosures of cash flow information:
  Interest paid ..................................................      $13,804         $3,994        $   306
  Income taxes paid ..............................................      $   438         $  833        $ 3,009
  Capital leases .................................................      $    --         $   35        $   131

See accompanying notes to the Consolidated Financial Statements.

                            PSC INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1997
                (All amounts in thousands, except per share data)

1.  DESCRIPTION OF BUSINESS

         PSC Inc. (the Company) manufactures the world's broadest line of handheld and fixed position bar code readers, verifiers, integrated sortation and point-of-sale scanning systems. The Company has developed products for automatic data collection at every stage of the product supply chain from raw material, manufacturing and warehousing, to logistics, transportation, inventory management and point-of-sale. These products are used throughout the world in food, general retail, health care and other industries, and in government.

         The Company's corporate headquarters are located in the Rochester, New York suburb of Webster. The Company designs, manufactures, sells, distributes and services its products from world-class manufacturing facilities in Webster, New York and Eugene, Oregon. These products are sold through original equipment manufacturers, value-added resellers, distributors, systems integrators and a professional sales force worldwide. The Company has sales and service operations in the Americas, Europe, Asia and Australia.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

         The  consolidated   financial   statements   include  the  accounts
of PSC Inc. and its wholly-owned subsidiaries. All significant intercompany accounts and transactions are eliminated in consolidation.

Cash and Cash Equivalents

         Cash and cash  equivalents are highly liquid  investments with original
maturities  of  three  months  or  less.  The  cost  of  the  cash   equivalents
approximates fair market value.

Inventories

         Inventories are stated at the lower of cost or market using the first-in, first-out method.

Property, Plant and Equipment

         Property, plant and equipment is recorded at cost and includes certain capitalized leases. For financial reporting purposes, depreciation and amortization are computed using the straight-line method over the following estimated useful lives:

        Building and improvements                        10-40 years
        Office furniture and equipment                     3-7 years
        Production equipment                               3-8 years
        Leasehold improvements                            3-15 years

         Equipment under capital leases and leasehold improvements are amortized using the straight-line method over the shorter of the estimated useful lives of the assets or the lease term.

                            PSC INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1997
                (All amounts in thousands, except per share data)

Intangibles Resulting from Business Acquisitions

Intangibles resulting from business acquisitions represent the excess purchase price over the fair value of net assets acquired and are amortized using the straight-line method over five to ten years, their current estimated useful lives.

Other Intangibles

         Other intangibles, which consist of technology and license agreements, patents and trademarks, are recorded at cost. Amortization is calculated on a straight-line basis over periods ranging from two to five years, their current estimated useful lives.

         The Company reviews its long-lived assets, including certain intangibles and goodwill, in accordance with Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-lived Assets and Long-lived Assets to be Disposed of" for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If such events or changes in circumstances are present, a loss is recognized to the extent the carrying value of the asset is in excess of the sum of the undiscounted cash flows expected to result from the use of the asset and its eventual disposition.

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

Net Income per Common and Common Equivalent Share

         In February 1997, Statement of Financial Accounting Standards No. 128 (SFAS No. 128), "Earnings Per Share" was issued. SFAS No. 128 replaces Accounting Principles Board Opinion No. 15. SFAS No. 128 replaces primary Earnings Per Share (EPS) with basic EPS. Basic EPS is computed by dividing reported earnings available to common shareholders by the weighted average shares outstanding during the year. No dilution for common share equivalents is included. Fully diluted EPS, now called diluted EPS, also is required to be presented. The Company adopted SFAS No. 128 retroactively for all periods presented. Accordingly, the Company has restated its previously presented EPS amounts.

Foreign Currency Translation

         The financial statements of foreign operations are translated into U.S. dollars in accordance with Statement of Financial Accounting Standards No. 52 "Foreign Currency Translation." Accordingly, all

                            PSC INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1997
                (All amounts in thousands, except per share data)

assets and liabilities are translated at year-end exchange rates. The gains and losses that result from this process are shown in the cumulative translation adjustment account in the shareholders' equity section of the balance sheet. Operating transactions are translated at weighted average rates prevailing during the year. Transaction gains and losses are reflected in net income and were not material.

Derivatives

         The Company monitors its exposure to interest rate and foreign currency exchange risk. The Company has limited involvement with derivative financial instruments and does not use them for trading purposes. The Company uses derivative instruments solely to reduce the financial impact of these risks.

Interest Rate Risk:

         The Company's exposure to interest rate changes relates to its long-term debt. The Company has entered into interest rate swap agreements with its senior lending banks in accordance with the terms of the senior credit agreement. The Company uses these interest rate swap agreements to reduce its exposure to interest rate changes. The differentials to be received or paid under these interest rate swap agreements are recognized as a component of interest expense in the consolidated statements of operations.

Foreign Currency Exchange Rate Risk:

         The Company's exposure to foreign currency exchange changes relates primarily to its international subsidiaries. Sales to certain countries are denominated in their local currency. The Company may occasionally enter into forward foreign exchange contracts as a hedge against currency fluctuations relating to these foreign transactions and commitments denominated in foreign currencies. The foreign exchange contracts generally have maturities of approximately 30 days and require the Company to exchange foreign currencies for U.S. dollars at maturity, at rates agreed to at the inception of the contracts. Gains and losses on forward contracts are offset against the foreign exchange gains and losses on the underlying hedged items and are recorded in the Consolidated Statements of Operations. There were no foreign exchange contracts outstanding at December 31, 1997.

Fair Value of Financial Instruments

         The carrying amounts of cash and cash equivalents, trade receivables, other current assets, accounts payable, and amounts included in accruals meeting the definition of a financial instrument, approximate fair value because of the short-term maturity of these instruments. The carrying value and related estimated fair values for the Company's remaining financial instruments are as follows:


                                                    1997                     1996
                                            ----------------------    -----------------------
                                            Carrying       Fair        Carrying       Fair
                                             Amount        Value        Amount        Value
                                            --------    ----------    ---------    ----------
Interest rate swap agreements               $     --      $  451      $     --      $     --
Long-term debt, including current portion   $108,554      $108,554    $127,453      $127,453

     Based on borrowing rates currently available to the Company for loans with similar terms and average maturities, the fair value of its debt approximates its recorded value. Interest rate swap agreements are estimated by obtaining quotes from brokers and reflecting the cost to terminate the agreements.

                            PSC INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1997
                (All amounts in thousands, except per share data)

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

Revenue Recognition

         Revenue from sales of the Company's scanning products is recognized upon shipment. In conjunction with these sales, field service maintenance agreements are entered into for certain products. Maintenance revenues are deferred and recognized ratably over the term of the related maintenance period, which is typically one to three years. Revenue from sales of the Company's self-checkout systems is recognized upon installation and acceptance from the customer.

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

Reclassification

         Certain amounts in prior years have been reclassified to conform to the 1997 presentation.

3.  ACQUISITIONS AND DISPOSITIONS

         On July 12, 1996, the Company completed its purchase agreement with Spectra-Physics AB of Sweden to acquire Spectra-Physics Scanning Systems, Inc., TxCOM S.A. and related businesses (Spectra). Spectra, which is headquartered in Eugene, Oregon, is one of the world's leading manufacturers of countertop and in-counter fixed position bar code scanners for retail point-of-sale applications. The purchase price was approximately $140.0 million. The purchase was funded by $125.0 million in cash, $10.0 million in the Company's common shares less a $3.0 million discount as the shares were unregistered and a $5.0 million subordinated promissory note. The $125.0 million cash portion was funded by a combination of the Company's cash, senior debt of $92.5 million and subordinated debt of $30.0 million. The acquisition was accounted for as a purchase and is included in the 1996 Consolidated Financial

                            PSC INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1997
                (All amounts in thousands, except per share data)



Statements since the date of acquisition. The Company allocated $60.1 million of the purchase price to acquired in-process research and development as required by generally accepted accounting principles, resulting in a one-time charge to the Company's earnings in the third quarter of 1996. The remaining excess of the purchase price over the fair value of net assets acquired was approximately $58.0 million and is being amortized on a straight-line basis over 10 years.

         The following table sets forth the unaudited pro forma results of operations of the Company for the years ended December 31, 1996 and 1995. The unaudited pro forma results of operations assume that the operations of the Company were combined with those of Spectra as if the acquisition occurred on January 1, 1995. The unaudited pro forma results of operations are presented after giving effect to certain adjustments for depreciation, amortization of goodwill, interest expense on the acquisition financing and related income tax effects. The unaudited pro forma results of operations were based upon currently available information and upon certain assumptions that the Company believes were reasonable. The unaudited pro forma results do not purport to be indicative of the results that actually would have been achieved during the periods indicated and are not intended to be indicative of future results.

                                                          Pro Forma
                                                      Twelve Months Ended
                                                      -------------------
                                                   12/31/96           12/31/95
                                                   ----------         ---------
Net sales ......................................   $210,961           $189,143
Income/(loss) from operations ..................   (51,800)             15,444
Income/(loss) from continuing operations .......   (40,148)              1,931
Total loss from discontinued operations ........    (5,446)                 --
Net income/(loss) ..............................   (45,594)              1,931
Net income/(loss) per common and common
   equivalent share:
Basic:
   Continuing operations ....................... $   (3.83)         $     0.21
   Discontinued operations .....................     (0.52)                 --
                                                     ------         -----------
   Net income/(loss) ........................... $   (4.35)         $     0.21
                                                 ==========         ==========
Diluted:
   Continuing operations ....................... $   (3.65)         $     0.17
   Discontinued operations .....................     (0.49)                 --
                                                     ------         -----------
   Net income/(loss) ........................... $   (4.14)         $     0.17
                                                 ==========         ==========
Weighted average shares outstanding:
   Basic .......................................     10,490              9,329
   Diluted .....................................     11,008             11,216

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1997
                (All amounts in thousands, except per share data)

         In connection with the acquisition, liabilities assumed and cash paid were as follows:

         Fair value assets acquired ............ $161,162
         Liabilities assumed ...................   17,138
           Total consideration paid ............  144,024
         Less issuance of stock ................    7,000
         Less amounts borrowed .................  126,900
                                                  -------
           Net cash paid for acquisition .......$  10,124
                                                =========

         In April 1995, the Company completed the sale of substantially all of the assets related to its image products business. This resulted in a gain of approximately $161 which was included in other income in 1995.

4.  INVENTORY

         Inventory consists of the following at December 31:

                                    1997             1996
                                -----------      ------------
           Raw materials ......    $10,979           $10,688
           Work-in-process ....      3,727             3,547
           Finished goods .....      3,017
                                                       4,071
                                ===========      ============
                                   $17,723           $18,306
                                ===========      ============


5.  PROPERTY, PLANT AND EQUIPMENT

     Property, plant and equipment, at cost, consist of the following at December 31:
                                                         1997           1996
                                                    ------------   ------------
Land                                                    $ 2,312        $ 2,304
Building and improvements                                17,782         17,592
Office furniture and equipment                           11,169          9,583
Production equipment                                     16,529         13,849
Leasehold improvements                                      701            509
                                                    ------------   ------------
                                                         48,493         43,837
  Less:  accumulated depreciation and amortization       13,024          8,225
                                                    ============   ============
                                                        $35,469        $35,612
                                                    ============   ============

Depreciation expense for 1997, 1996 and 1995 amounted to $6,478, $4,947 and $1,673, respectively. Amortization of capital lease assets is included in depreciation expense.

                            PSC INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1997
                (All amounts in thousands, except per share data)

6.  INTANGIBLE AND OTHER ASSETS
Intangible and other assets consist of the following at December 31:

                                                        1997           1996
                                                     ------------  ------------
Intangibles resulting from business acquisitions         $66,846        $65,750

Other intangibles                                          2,565          2,234

Other assets                                                 691          1,341
                                                     -------------  ------------
                                                          70,102         69,325
   Less:  accumulated amortization                        13,006          6,238
                                                     ------------   ------------
                                                         $57,096         $63,087
                                                     ============   ============

         Amortization expense for 1997, 1996 and 1995 amounted to $7,257, $4,222 and $1,111, respectively.

SCHEDULE 7.                ACCRUED EXPENSES

Accrued expenses consist of the following at December 31:

                                        1997               1996
                                    -----------        -----------
       Accrued warranty ..........      $1,818             $1,641
       Accrued royalty ...........         862              1,261
       Accrued interest ..........         105              1,687
       Accrued relocation ........         939              1,185
       Deferred revenue ..........         758                714
       Other expenses ............       2,923              3,423
                                    ===========        ===========
                                        $7,405             $9,911
                                    ===========        ===========

8.  LONG-TERM DEBT

         Long-term debt consists of the following at December 31:

                                               1997              1996
                                        ----------------    -------------
  Senior term loan A .................         $ 47,000        $  55,000
  Senior term loan B .................           24,000           25,000
  Senior revolving credit ............            3,000           12,500
  Subordinated term loan .............           29,488           29,428
  Subordinated promissory note .......            4,688            5,000
  Other ..............................              378              525
                                        ----------------    -------------
                                                108,554          127,453
    Less:  current maturities ........           12,406            9,459
                                        ----------------    -------------
                                               $ 96,148         $117,994
                                        ================    =============

         During 1996, the Company negotiated a series of debt agreements in connection with the funding of its acquisition of Spectra. Term loan A is a senior loan with five lenders, having a final maturity in June

                            PSC INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1997
                (All amounts in thousands, except per share data)

2001, at a current floating interest rate of 8.7% and a swapped fixed rate of 9.4%. Term loan B is a senior loan with four lenders, having a final maturity in December 2002, at a current floating interest rate of 9.2% and a swapped fixed rate of 9.9%. The swaps for both loans expire on September 30, 1998.

         The revolving credit is with the term loan lenders, matures in 2001 and has a current floating interest rate of 9.0%. The total revolving credit facility is $20.0 million, of which $3.0 million is outstanding at December 31, 1997. The unused portion of the revolving credit facility is subject to a commitment fee of between 0.375% and 0.5%. The senior debt facilities have collateral in all of the assets of the Company.

         The subordinated term loan is from five lenders, at a fixed rate of 11.25%, with principal payments starting in June 2003 and a final maturity in June 2006. This debt has an associated unamortized discount of $512 which has been netted against the total outstanding balance of $30.0 million.

         The subordinated promissory note matures in 2001 and has a current floating interest rate of 9.5%. The subordinated term loan and promissory note are unsecured.

         The other debt is principally composed of capital lease obligations.

         The senior debt and subordinated term loan agreements restrict payment of dividends, limit stock repurchases and require the maintenance of certain financial ratios. The Company was in compliance with all of these covenants and ratios as of December 31, 1997.

Long-term debt maturities are as follows for years ending December 31:


                                   1998                      $  12,406
                                   1999                         14,402
                                   2000                         16,281
                                   2001                         25,449
                                   2002                         10,507
                                   Thereafter                   29,509
                                                       ----------------
                                                              $108,554
                                                       ================

         The Company is a guarantor under a mortgage agreement through February 2001 relating to its former principal manufacturing facility up to $500.

                            PSC INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1997
                (All amounts in thousands, except per share data)

9. INCOME TAXES

          The provision for (benefit from) income taxes consisted of the following for the years ended December 31:

                                       1997             1996           1995
                                 ------------     -------------    -----------
Current:
  Federal ....................        $  244        $  (1,589)         $1,686
  State ......................            59                65            341
  Foreign ....................           261               164            551
Deferred:
  Federal ....................         1,658          (21,176)            585
  State ......................         (461)           (1,857)             83
                                 ============     =============    ===========
      Total ..................        $1,761         $(24,393)         $3,246
                                 ============     =============    ===========

         A reconciliation between the statutory U.S. federal income tax rate and the Company's effective tax rate is as follows for the years ended December 31:

                                   1997          1996           1995
                                -----------    ----------    -----------
Computed "expected" tax expense   34.0%          34.0%         34.0%
Change in valuation reserve         --           2.3%          (4.7%)
State income taxes, net of
  federal income tax benefit       4.2%          1.8%           3.2%
Goodwill amortization              2.7%          0.2%           1.4%
FSC benefit                       (3.7%)        (0.1%)         (1.0%)
Meals and entertainment            2.1%          0.3%           0.7%
Miscellaneous items, net          (2.2%)        (1.5%)          3.7%
                                -----------    ----------    -----------
                                  37.1%          37.0%         37.3%
                                ===========    ==========    ===========

The deferred tax assets/(liabilities) are comprised of the following at December 31:

                                                         1997          1996
                                                    ------------   ------------
Acquired in-process research and development costs .    $21,703        $23,305
Intangibles resulting from business acquisitions ...    (2,869)        (1,079)
Tax credit carryforward ............................      1,271             --
Warranty reserve ...................................      1,170          1,175
Severance accrual ..................................      1,072             --
Inventory reserve ..................................      1,018          1,405
Acquisition related restructuring and other costs ..        494          1,828
Other, net .........................................      1,283            275
                                                    ------------   ------------
                                                         25,142         26,909
Less:  valuation allowance .........................    (1,566)        (2,136)
                                                    ============   ============
Net deferred tax asset .............................    $23,576        $24,773
                                                    ============   ============

                            PSC INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1997
                (All amounts in thousands, except per share data)


         In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. Management considers among other things, the scheduled reversal of deferred tax liabilities, projected future taxable income, tax planning strategies and positions taken by taxing authorities on various issues related to the deductibility of certain costs in making this assessment. The Company has recorded a valuation allowance to reflect the estimated realizable amount of deferred tax assets and it primarily relates to state tax benefits. The deferred tax asset related to the acquisition of Spectra has been adjusted along with the related valuation allowance.

10.  COMMITMENTS AND CONTINGENCIES

Operating Lease Agreements

         Certain equipment and properties are rented under noncancelable operating leases that expire at various dates through 2002. Total rental expense under operating leases was approximately $2,214, $1,214 and $786, for the years ended December 31, 1997, 1996 and 1995, respectively.

Future minimum lease payments required under these agreements are as follows for the years ending December 31:

                           1998     $2,232
                           1999      1,709
                           2000      1,080
                           2001        878
                           2002        233
                                       ---
                                    $6,132

Royalty Agreements

         The Company currently has cross-license agreements with certain industry competitors. Under these agreements, royalties are paid by the Company on sales of certain licensed products. Royalty expense under these agreements was included in selling, general and administrative expense in 1997, 1996 and 1995.

Legal Matters

         The automatic identification and data capture industry is characterized by substantial litigation regarding patent and other intellectual property rights. There is litigation pending in the United States District Court for the Western District of New York between the Company and one of its customers, on the one hand, and Symbol Technologies, Inc. (Symbol) on the other, involving certain of Symbol's patents. In that action, the Company has also alleged violation of the antitrust laws and unfair practices by Symbol and Symbol has alleged breaches of certain license agreements between the Company and Symbol, including claims that royalties have been underpaid. The Company has also assumed the responsibility of defending the action on behalf of its customer and has provided certain rights of indemnification to its

                            PSC INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1997
                (All amounts in thousands, except per share data)

customer. The Company intends to defend itself and its customer vigorously. Although the Company maintains that Symbol's patents are invalid, that the Company has not infringed the patents, or both, and that the Company has not, as was alleged, breached the Symbol license, nor underpaid royalties, there can be no assurance that this or any other action will be decided or settled in the Company's favor. There can be no assurance that others will not assert claims against the Company that result in litigation. Any such litigation could result in significant expense, adversely impact the Company's marketing, give rise to certain indemnity rights on the part of customers and divert the Company's attention from other matters. If any of the Company's products were found to infringe a third-party patent, the third party could be entitled to injunctive relief, which would prevent the Company from selling any such infringing products. In addition, the Company could be required to pay monetary damages. Although the Company could seek a license to sell products determined to infringe a third-party patent, there can be no assurance that a license would be available on terms acceptable to the Company. The Company could also attempt to redesign any infringing products so as to avoid infringement, although any effort to do so could be costly and time-consuming, and there can be no assurance the effort would be successful.

11. SHAREHOLDERS' EQUITY

         In September 1997, the Company completed a private placement of equity with Hydra Investissements S.A., a Luxembourg Corporation (the Purchaser). The Company issued 110 shares of Series A Convertible Preferred Shares (the Preferred Shares) which are convertible into 1.375 million Common Shares. The Preferred Shares are convertible at anytime at the option of the holders into Common Shares of the Company. The conversion price is $8.00 per Common Share or one Preferred Share for 12.5 Common Shares. In connection with the issuance of Preferred Shares, a warrant evidencing the right to purchase an aggregate of 180 Common Shares of the Company was issued to the Purchaser. This warrant has an exercise price of $8.00 per share and may be exercised at anytime prior to September 10, 2001. As a result, the Purchaser beneficially owns 1.555 million Common Shares of the Company. The net proceeds to the Company from the offering were $10.2 million. The Company used the proceeds for working capital purposes and to repay a portion of its senior revolving credit facility.

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

Shareholder Rights Plan

         In December 1997, the Company adopted a Shareholder Rights Plan in which one Preferred Share Purchase Right (the Right) was granted for each outstanding Common Share. The Rights are exercisable only if a person or group acquires or tenders an offer that would result in the beneficial ownership of 20% or more of the then outstanding Common Shares of the Company. Each Right entitles the holder to

                            PSC INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1997
                (All amounts in thousands, except per share data)

purchase one one-thousandth of a share of the Company's Series B Preferred Shares at a purchase price of $45. Under certain circumstances, the Rights are redeemable at a price of $0.01 per Right and, unless redeemed earlier, will expire in December 2007. There were no issued or outstanding Series B Preferred Shares at December 31, 1997.

Stock Option Plans

         Options under the Company's Stock Option Plans (the SOP) may be granted to employees, consultants, directors and officers and may vest over time or based upon the performance of the Company's stock, or both, at the discretion of the Board of Directors. Options must be issued at an exercise price not less than fair market value on date of grant and expire five to ten years from date of grant unless employment is terminated or death occurs earlier.

         In accordance with the provisions of the SOP, the Company may make loans to participants to finance the exercise price and related income taxes upon the exercise of an option. During 1997, the Company received loan repayments from participants totaling $278. During 1996, the Company granted two loans to the Chairman and Chief Executive Officer, totaling $382. Each loan is a five-year loan at an interest rate of 9.50% and is secured by the shares purchased with the proceeds of the loan. During 1995, the Company granted a loan to the Chairman and Chief Executive Officer and a loan to a member of the Board of Directors of the Company, totaling $593. Each loan is a five-year loan at an interest rate of 7.34% and is secured by the shares purchased with the proceeds of the loan.

The Company accounts for its SOP and Employee Stock Purchase Plan under APB Opinion No. 25, "Accounting for Stock Issued to Employees," under which no compensation cost was recognized. In October 1995, Statement of Financial Accounting Standards No. 123 (SFAS No. 123), "Accounting for Stock-Based Compensation," was issued. This statement encourages, but does not require, companies to use the fair value based method to measure compensation cost, which is then recognized over the service period (usually the vesting period). The Company continues to measure compensation cost using the intrinsic value method as prescribed by APB Opinion No. 25. Had compensation cost for these plans been determined based on the fair value at the grant dates for awards consistent with SFAS No. 123, the Company's pro forma amounts for net income and earnings per share would have been as follows:

                                             1997        1996        1995
                                             ----        ----        ----
Net income/(loss) as reported ............  $2,889    $(46,980)     $5,449
Net income/(loss) pro forma ..............  $2,175    $(48,501)     $5,325
Net income/(loss) per common and common
    equivalent share as reported:
    Basic ................................   $0.26     $(4.48)      $0.58
    Diluted ..............................   $0.24     $(4.48)      $0.54
Net income/(loss) per common and
    common equivalent share pro forma:
    Basic ................................   $0.19     $(4.62)      $0.57
    Diluted ..............................   $0.18     $(4.62)      $0.53

                            PSC INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1997
                (All amounts in thousands, except per share data)


         SFAS No. 123 has only been applied to options granted and Employee Stock Purchase Plan purchases after January 1, 1995. As a result, the pro forma compensation expense may not be representative of that to be expected in future years.

         The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in 1997, 1996 and 1995:

                              1997              1996              1995
                              ----              ----              ----
Risk free interest rate       6.19%            5.95%              6.66%
Expected dividend yield        0%                  0%              0%
Expected lives               4 years          4 years            4 years
Expected volatility            45%              45%                45%
Fair value of options granted $2.89            $3.31              $5.45

The following is a summary of the activity in the Company's SOP for the years ended December 31:


                                                        1997                        1996                       1995
                                               ------------------------    -----------------------    ------------------------
                                                            Weighted                    Weighted                   Weighted
                                                            Average                     Average                    Average
                                                Shares       Price          Shares       Price         Shares       Price
                                               ----------   --------       ----------   ---------     ----------   --------
Options outstanding at beginning of
   period ..................................       2,818     $8.33             2,138     $8.41            2,299     $8.02
Options granted ............................       1,094      6.98               953     7.78               105     12.54
Options exercised ..........................       (162)      7.51             (173)     6.27             (200)      6.52
Options forfeited/canceled .................       (704)      9.00             (100)     8.06              (66)      6.84
                                               ----------                  ----------
                                                                                                      ==========
Options outstanding at end of period .......       3,046     $7.76             2,818     $8.33            2,138     $8.41
                                               ==========                  ==========                 ==========
Number of options at end of period:
   Exercisable .............................       1,884                       1,630                      1,575
   Available for grant .....................         394                         784                      1,637


         The Company was able to realize an income tax benefit in 1997, 1996 and 1995 from the exercise or early disposition of stock options. For financial reporting purposes, this benefit resulted in a decrease in current income taxes payable and an increase in additional paid-in capital.

Warrants

         In connection with the issuance of Preferred Shares, a warrant evidencing rights to purchase an aggregate of 180 Common Shares of the Company were issued and sold to the Purchaser of the Preferred Shares. This warrant has an exercise price of $8.00 per share and may be exercised prior to September 10, 2001.

                            PSC INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1997
                (All amounts in thousands, except per share data)

The acquisition of Spectra was financed, in part, by the subordinated term loan. In connection with the subordinated term loan, warrants evidencing rights to purchase an aggregate of 975 Common Shares of the Company were issued and sold to the purchasers of the subordinated term loan. These warrants have an exercise price of $8.00 per share and may be exercised at anytime prior to July 12, 2006.

         The  holders  of  these  warrants  have  certain  rights   relating  to
registration and to the repurchase by the Company of the warrants and the shares issued upon the exercise of the warrants under certain circumstances.

Employee Stock Purchase Plan

         The Company has an Employee Stock Purchase Plan (the Plan) under which 250 Common Shares can be issued. Under the terms of the Plan, eligible employees may purchase the Company's Common Shares semi-annually on approximately January 1 and July 1 through payroll deductions. The purchase price is the lower of 85% of the fair market value of the shares on the first or last day of each six month offering period. Employees purchased approximately 67 shares at an average price of $5.81 per share, 26 shares at an average price of $7.82 per share and 9 shares at an average price of $9.16 per share during 1997, 1996 and 1995, respectively. The Plan expires on December 31, 2000.

         The fair value of the purchase rights is estimated on the first day of the offering period using the Black-Scholes option pricing model with the following weighted average assumptions for grants in 1997, 1996 and 1995:

                                         1997      1996        1995
                                         ----      ----        ----
Risk free interest rate                  5.12%     5.89%       6.10%
Expected dividend yield                     0%        0%        0%
Expected lives                          6 mos.    6 mos.      6 mos.
Expected volatility                        45%        45%       45%
Fair value of purchase rights granted    $2.06     $2.54       $3.78

12. NET INCOME PER COMMON AND COMMON EQUIVALENT SHARE



                                                       Year Ended December 31, 1997
                                       --------------------------------------------------------------
                                              Income               Shares               Per-Share
                                            (Numerator)         (Denominator)            Amount
                                       ----------------    ------------------     ----------------
Basic EPS
Income available to
  common shareholders                         $2,889               11,197                 $0.26
                                                                                     ================
Effect of dilutive securities:
   Options                                      --                      29
   Warrants                                     --                     422
   Preferred shares                             --                     195
                                          ----------------    ------------------
Diluted EPS
Income available to common
  shareholders and assumed conversions        $2,889               11,843                 $0.24
                                          ================    ==================     ================


                            PSC INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1997
                (All amounts in thousands, except per share data)


                                                               Year Ended December 31, 1996
                                               --------------------------------------------------------------
                                                      Income                Shares              Per-Share
                                                    (Numerator)         (Denominator)             Amount
                                                  ----------------    -------------------     ---------------

Basic EPS
 Income available to
   common shareholders ......................        $(46,980)              10,490               $(4.48)
                                                  ================    ===================     ===============
 Diluted EPS
 Income available to common
   shareholders and assumed conversions .....        $(46,980)              10,490               $(4.48)
                                                  ================    ===================     ===============


                                                              Year Ended December 31, 1995
                                              --------------------------------------------------------------
                                                     Income                Shares              Per-Share
                                                   (Numerator)          (Denominator)            Amount
                                                 ----------------     ------------------     ---------------
Basic EPS
Income available to
  common shareholders .......................        $5,449                 9,329                $0.58
                                                                                             ===============
Effect of dilutive securities:
   Options ..................................          --                     684
                                                 ----------------     ------------------
Diluted EPS
Income available to common
  shareholders and assumed conversions ......        $5,449                10,013                $0.54
                                                 ================     ==================     ===============


         Basic EPS were computed by dividing reported earnings available to common shareholders by weighted average shares outstanding during the year.
Diluted EPS for the years 1997 and 1996 were determined on the following assumptions: 1) warrants issued in connection with the private placement of equity were converted upon issuance on September 10, 1997, 2) warrants issued in connection with the acquisition of Spectra were converted on July 12, 1996 and January 1, 1997 and 3) Preferred Shares were converted on September 10, 1997.

         Options to purchase 1,148, 2,495, and 151 Common Shares at an average price of $9.52, $9.70 and $12.72 per share were outstanding for the years ending December 31, 1997, 1996, and 1995, respectively, but were not included in the computation of diluted EPS since the options' exercise price was greater than the average market price of Common Shares.

         The Company is required to adopt SFAS No. 128 retroactively for all periods presented. The effect of this accounting change on previously reported EPS data was as follows:

                                            1996                 1995
                                       ----------------     ----------------
Primary EPS as reported                    $(4.48)               $0.54
Effect of SFAS No. 128 ............             --                0.04
                                       ----------------     ----------------
Basic EPS as restated .............        $(4.48)               $0.58
                                       ================     ================

                            PSC INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1997
                (All amounts in thousands, except per share data)

13.  401(K) PLANS

         During 1997, the former Spectra 401(k) plan was merged into the Company's 401(k) plan. The plan is available to U.S. employees meeting certain service and eligibility requirements. The Company pays a monthly matching contribution equal to 50% of the employees' contributions up to a maximum of 6% of their eligible compensation. Plan expense was $717, $377 and $193 for 1997, 1996 and 1995, respectively.

14.   SEVERANCE AND OTHER COSTS

         During the second quarter of 1997, the Company recorded a one-time pretax charge of $5.2 million for severance and other costs. Of the total charge, approximately $2.3 million was associated with the Severance Agreement with the former CEO, $1.2 million was for employee severance and benefit costs for the elimination of approximately 30 positions including several senior executives, a $1.0 million inventory write-off for the discontinuation of certain products, and $0.7 million for the centralization of research and development efforts and the relocation of manufacturing of certain product lines between its two manufacturing facilities.

15. ACQUISITION RELATED RESTRUCTURING AND OTHER COSTS

         During the third quarter of 1996, the Company recorded a one-time, pretax charge of $10.0 million for the cost of restructuring its existing operations with those of Spectra which was acquired in July 1996. Of the total restructuring charge, approximately $5.0 million was associated with the closing of the Company's Sanford, Florida manufacturing facility and relocating those operations to its Webster, New York facility, $3.6 million was related to the write-off of previously existing intangible and tangible assets and $1.4 million was recorded for employee severance and benefit costs for the elimination of seven positions. As of December 31, 1997, all positions targeted in the restructuring program were eliminated. Restructuring actions are expected to be completed by the end of 1998. The Company recorded charges against the accrual of $3.7 million and $5.3 million in 1997 and 1996, respectively. The restructuring accrual as of December 31, 1997 was approximately $1.0 million which relates to current contractual obligations. There have been no reallocations or reestimates to date.

         In addition, in the third quarter of 1996, the Company allocated $60.1 million of the Spectra purchase price to acquired in-process research and development projects, which represents the estimated fair values related to these projects determined by an independent appraisal. Proven valuation procedures and techniques were utilized in determining the fair market value of each intangible asset. The development technologies were evaluated to determine that there were no alternative future uses. Such evaluation consisted of a specific review of the efforts, including the overall objectives of the project, progress toward the objectives and uniqueness of developments toward these objectives. To bring these projects to fruition, high risk developmental issues need to be resolved which will require substantial additional effort and testing. Therefore, technological feasibility of these new products has not yet been achieved. As these projects have not reached technological feasibility and alternative future use of these developmental technologies, apart from the objectives of the individual projects, does not exist, these costs were expensed as of the acquisition date. The acquisition related restructuring and other costs reduced 1996 income before income taxes, net income, basic EPS and diluted EPS by $70.1 million, $44.2 million, $4.21 and $4.21, respectively.

                            PSC INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1997
                (All amounts in thousands, except per share data)

16.  DISCONTINUED OPERATIONS

         In June 1997, the Company disposed of its TxCOM subsidiary, which was acquired as part of the Spectra acquisition. For 1997 and 1996, results of operations were reported as discontinued operations in the Consolidated Statements of Operations. The Company recognized a net gain on operations of $164 in 1997 and a net loss on operations of $229 in 1996. Disposal of TxCOM, which occurred in June 1997, resulted in the recording of losses of $265 and $5,217 in 1997 and 1996, respectively. These losses include the write-down of the assets to their net realizable value and the costs of disposing of the subsidiary, net of applicable tax benefits.

17.  SIGNIFICANT CUSTOMER INFORMATION

         The Company sells its products principally to original equipment manufacturers, value-added resellers, distributors and systems integrators. During 1997 and 1996, no individual customer accounted for greater than 10% of net sales. During 1995, net sales to the Company's largest customer accounted for approximately 17%. No other customers were responsible for greater than 10% of net sales in 1995. The Company's arrangements with major customers are generally nonexclusive.

                            PSC INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1997
                (All amounts in thousands, except per share data


18.  SELECTED QUARTERLY FINANCIAL DATA:  (UNAUDITED)

                                                             First        Second         Third         Fourth
                                                            Quarter       Quarter       Quarter        Quarter
                                                           ----------    ----------    -----------   ------------
Year Ended December 31, 1997
----------------------------
Net sales .............................................      $54,236       $47,301        $53,191        $53,112
Gross profit ..........................................       22,701        17,913         22,167         22,064
Income (loss) from continuing
    operations ........................................          886       (3,246)          2,542          2,808
Loss from discontinued operations .....................         (16)          (85)             --             --
Net income (loss) .....................................          870       (3,331)          2,542          2,808

Net  income (loss) per common
    and common equivalent share:
Basic:
   Continuing operations ..............................        $0.08       $(0.29)          $0.23          $0.25
   Discontinued operations ............................           --        (0.01)             --             --
                                                           ----------    ----------    -----------   ------------
   Net income (loss) ..................................        $0.08       $(0.30)          $0.23          $0.25
                                                           ==========    ==========    ===========   ============
Diluted:
   Continuing operations ..............................        $0.08       $(0.29)          $0.22          $0.20
   Discontinued operations ............................           --        (0.01)             --             --
                                                           ==========    ==========    ===========   ============
   Net income (loss) ..................................        $0.08       $(0.30)          $0.22          $0.20
                                                           ==========    ==========    ===========   ============

Year Ended December 31, 1996
----------------------------
Net sales .............................................      $21,499       $22,052        $46,486        $56,014
Gross profit ..........................................        9,156         8,564         20,283         24,373
Income (loss) from continuing
    operations ........................................          435           211       (43,444)          1,264
Loss from discontinued operations .....................           --            --        (5,331)          (115)
Net income (loss) .....................................          435           211       (48,775)          1,149

Net  income (loss) per common
   and common equivalent share:
Basic:
   Continuing operations ..............................        $0.04         $0.02        $(3.99)         $0.11
   Discontinued operations ............................           --            --         (0.49)         (0.01)
                                                           ----------    ----------    -----------   ------------
   Net income (loss) ..................................        $0.04         $0.02        $(4.48)         $0.10
                                                           ==========    ==========    ===========   ============
Diluted:
   Continuing operations ..............................        $0.04         $0.02        $(3.99)          $0.11
   Discontinued operations ............................           --            --         (0.49)         (0.01)
                                                           ==========    ==========    ===========   ============
   Net income (loss) ..................................        $0.04         $0.02        $(4.48)          $0.10
                                                           ==========    ==========    ===========   ============


                            PSC INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1997
                (All amounts in thousands, except per share data)

19.  OPERATIONS BY GEOGRAPHIC AREA

         The Company is engaged in one industry, specifically the design, manufacture and marketing of handheld and fixed position bar code readers, verifiers, integrated sortation and point-of-sale scanning systems. Operations in this business segment are summarized below by geographic area. The Company's operations in Europe and the Rest of the World (ROW) primarily consist of selling and performing field service maintenance on products designed and manufactured in the United States.

         In determining earnings before provision for income taxes for each geographic area, sales and purchases between areas have been accounted for on the basis of internal transfer prices set by the Company. Certain U.S. operating expenses are allocated between geographic areas based upon the percentage of geographic area revenue to total revenue.

         Identifiable assets are those tangible and intangible assets used in operations in each geographic area.




   Year Ended December 31, 1997             North
                                           America             Europe              ROW           Eliminations           Total
                                        ---------------    ---------------    --------------    ----------------    ---------------
    Sales to unaffiliated
       customers .....................        $120,606            $57,518           $29,716                   $           $207,840
                                                                                                             --
    Transfers between
       geographic areas ..............          39,820                157                --            (39,977)                 --
                                        ---------------    ---------------    --------------    ----------------    ---------------
    Total net sales ..................         160,426             57,675            29,716            (39,977)            207,840
                                        ===============    ===============    ==============    ================    ===============
    Earnings before provision
       for income taxes ..............           2,333              1,284             1,134                  --              4,751
                                        ===============    ===============    ==============    ================    ===============
    Identifiable assets ..............        $187,943            $17,996           $ 3,730           $(36,871)           $172,798
                                        ===============    ===============    ==============    ================    ===============


Year Ended December 31, 1996                  North
                                             America            Europe              ROW           Eliminations           Total
                                          ---------------    --------------    --------------    ----------------    --------------
Sales to unaffiliated
   customers .........................          $ 96,321           $31,968           $17,762       $          --          $146,051
Transfers between
   geographic areas ..................            18,165                --                --            (18,165)                --
                                          ---------------    --------------    --------------    ----------------    --------------
Total net sales ......................           114,486            31,968            17,762            (18,165)           146,051
                                          ===============    ==============    ==============    ================    ==============
Earnings before provision
   for income taxes ..................          (49,843)           (3,102)          (12,982)                  --          (65,927)
                                          ===============    ==============    ==============    ================    ==============
Identifiable assets ..................          $204,414           $12,962           $ 4,196           $(38,211)          $183,361
                                          ===============    ==============    ==============    ================    ==============


Year Ended December 31, 1995                  North
                                             America           Europe              ROW            Eliminations          Total
                                          --------------    --------------    ---------------    ---------------    ---------------
Sales to unaffiliated
   customers .........................          $70,189           $10,996             $6,331        $        --            $87,516
Transfers between
    geographic areas .................            1,861                --                 --            (1,861)                 --
                                          --------------    --------------    ---------------    ---------------    ---------------
Total net sales ......................           72,050            10,996              6,331            (1,861)             87,516
                                          ==============    ==============    ===============    ===============    ===============
Earnings before provision
   for income taxes ..................            5,837             2,295                563                 --              8,695
                                          ==============    ==============    ===============    ===============    ===============
Identifiable assets ..................          $69,006           $ 2,231           $      -         $       --            $71,237
                                          ==============    ==============    ===============    ===============    ===============

                                   SCHEDULE II

                            PSC INC. AND SUBSIDIARIES

                        VALUATION AND QUALIFYING ACCOUNTS

              FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

                           (All amounts in thousands)


                                            1997                 1996                 1995
                                       ----------------     ----------------     ----------------
Accounts Receivable Reserve-
BALANCE, at beginning of year              $1,101                $387                 $576
  Provision for doubtful accounts            346                  168                 (134)
  Write-offs of doubtful accounts,
     net of recoveries                      (278)                (200)                (55)
  Other                                      --                 746 (1)                --
                                       ================     ================     ================
BALANCE, at end of year                    $1,169               $1,101                $387
                                       ================     ================     ================


(1) Amount represents the reserve recorded in connection with the acquisition of Spectra.