Form 10-Q
period 1998-04-03
PSC INC
filed 1998-05-15
CIK 319379

===============================================================================


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                                    FORM 10-Q


(Mark One)

           |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended April 3, 1998

                                       OR

     |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934


                           Commission File No. 0-9919

                                    PSC INC.
             (Exact name of Registrant as Specified in Its Charter)

              New York                                        16-0969362
              --------                                        ----------

(State or other jurisdiction of                            (I.R.S. Employer
incorporation or organization)                             Identification No.)


675 Basket Road, Webster, New York                              14580
----------------------------------                              -----
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

As of May 11, 1998, there were 11,727,071 shares of common stock outstanding.


================================================================================

                            PSC Inc. AND SUBSIDIARIES

                                      INDEX

                                                                     PAGE NUMBER
PART I  FINANCIAL INFORMATION

         Item 1 -Financial Statements

                  Consolidated Balance Sheets as of
                  April 3, 1998 (Unaudited) and
                  December 31, 1997........................................3 - 4

                  Consolidated Statements of Operations and
                  Retained Earnings for the three
                  months ended:
                  April 3, 1998 (Unaudited) and
                  April 4, 1997 (Unaudited) ...................................5

                  Consolidated Statements of Cash Flows
                  for the three months ended:
                  April 3, 1998 (Unaudited) and
                  April 4, 1997 (Unaudited) ...................................6

                  Notes to Consolidated Financial
                  Statements (Unaudited) ..................................7 - 9

         Item 2 -Management's Discussion and Analysis of
                            Financial Condition and Results of
                            Operations ..................................10 - 11

PART II  OTHER INFORMATION

Item 1    -Legal Proceedings .................................................12

Item 2    -Changes in Securities..............................................12

Item 3    -Defaults upon Senior Securities....................................12

Item 4    -Submission of Matters to a Vote of Security Holders................12

Item 5    -Other Information..................................................12

Item 6    -Exhibits and Reports on Form 8-K...................................12

                         PART I - FINANCIAL INFORMATION

Item 1:  Financial Statements

                            PSC Inc. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                           (All amounts in thousands)
                                                            April 3, 1998       December 31, 1997
                                                             (Unaudited)
ASSETS

CURRENT ASSETS :
        Cash and cash equivalents ........................     $  4,050                $  2,271
        Accounts receivable, net of allowance
           for doubtful accounts of $1,202
           and $1,169, respectively ......................       35,305                  35,094
        Inventories ......................................       19,129                  17,723
        Prepaid expenses and other .......................        1,720                   1,569
                                                            -----------              ----------

       TOTAL CURRENT ASSETS ..............................       60,204                  56,657

PROPERTY, PLANT AND EQUIPMENT, net
        of accumulated depreciation of $14,338
        and $13,024, respectively ........................       35,341                  35,469

DEFERRED TAX ASSETS ......................................       22,667                  23,576

INTANGIBLE AND OTHER ASSETS, net of accumulated
  amortization of $14,849 and $13,006, respectively ......       55,599                  57,096
                                                             ----------              ----------


TOTAL ASSETS .............................................     $173,811                $172,798
                                                              =========               =========


SEE ACCOMPANYING NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS.

                            PSC Inc. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                           (All amounts in thousands)
                                   (Continued)
                                                           April 3, 1998        December 31, 1997
                                                           -------------        -----------------
                                                              (Unaudited)
LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
       Current portion of long-term debt .......................   $  12,909    $  12,406
       Accounts payable ........................................      16,803       18,000
       Accrued expenses ........................................       8,652        7,405
       Accrued payroll and related employee benefits ...........       3,815        5,559
       Accrued acquisition related restructuring costs .........         957        1,175
                                                                   ---------    ---------

         TOTAL CURRENT LIABILITIES .............................      43,136       44,545


LONG-TERM DEBT, less current maturities ........................      95,059       96,148

OTHER LONG-TERM LIABILITIES ....................................       2,735        2,775



SHAREHOLDERS' EQUITY:
       Preferred shares, par value $.01;
          10,000 authorized, 110 shares issued
          and outstanding. ($11,000 aggregate liquidation value)           1            1
       Common shares, par value $.01;
          40,000 authorized, 11,632 and 11,390
          shares issued and outstanding ........................         116          114
       Additional paid-in capital ..............................      68,257       66,734
       Retained earnings/(Accumulated deficit) .................     (34,313)     (36,543)
       Accumulated other comprehensive income ..................        (943)        (739)
       Less treasury stock, 39 shares
        repurchased, at cost ...................................        (237)        (237)
                                                                   ---------    ---------

         TOTAL SHAREHOLDERS' EQUITY ............................      32,881       29,330
                                                                   ---------    ---------

TOTAL LIABILITIES AND SHAREHOLDERS'
     EQUITY ....................................................   $ 173,811    $ 172,798
                                                                   =========    =========

SEE ACCOMPANYING NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS.

                            PSC Inc. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF OPERATIONS AND RETAINED EARNINGS
                (All amounts in thousands, except per share data)
                                   (Unaudited)


                                                           Three Months Ended
                                                          April 3,   April 4,
                                                             1998        1997
                                                             ----        ----

NET SALES ............................................   $ 53,628    $ 54,236

COST OF SALES ........................................     31,943      31,535
                                                         --------    --------
         Gross profit ................................     21,685      22,701

OPERATING EXPENSES:
         Engineering, research and development .......      3,884       3,534
         Selling, general and administrative .........      9,738      12,983
         Amortization of intangibles resulting
              from business acquisitions .............      1,707       1,677
                                                         --------    --------
              Income from operations .................      6,356       4,507

INTEREST AND OTHER INCOME /(EXPENSE):
         Interest expense ............................     (2,876)     (3,368)
         Interest income .............................         65         151
         Other income/(expense) ......................         (5)        116
                                                         --------    --------
                                                           (2,816)     (3,101)
                                                         --------    --------
         Income from continuing operations before
              income tax provision ...................      3,540       1,406

         Income tax provision ........................      1,310         520
                                                         --------    --------
         Income from continuing operations ...........      2,230         886
         Discontinued operations:
         Loss from discontinued operations, net of tax       --            16
         Net income ..................................   $  2,230    $    870
                                                         ========    ========

NET INCOME PER COMMON AND COMMON
        EQUIVALENT SHARE :
         Basic:
           Continuing operations .....................   $   0.19    $   0.08
           Discontinued operations ...................         --          --
           Net income ................................   $   0.19    $   0.08
                                                         ========    ========

         Diluted:
           Continuing operations .....................   $   0.16    $   0.08
           Discontinued operations ...................         --          --
                                                         --------    --------
           Net income ................................   $   0.16    $   0.08
                                                         ========    ========


WEIGHTED AVERAGE NUMBER OF
    COMMON AND COMMON EQUIVALENT
    SHARES OUTSTANDING:
         Basic .......................................     11,478      11,137
         Diluted .....................................     13,799      11,278

RETAINED EARNINGS/(ACCUMULATED DEFICIT):
         Retained earnings/(Accumulated deficit)
           beginning of period .......................   ($36,543)   ($39,432)
         Net income ..................................      2,230         870
                                                         --------    --------
         Retained earnings/(Accumulated deficit),
           end of period .............................   ($34,313)   ($38,562)
                                                         ========    ========

SEE ACCOMPANYING NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS.

                            PSC INC. and SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (All amounts in thousands)
                                   (Unaudited)

                                                                              Three Months Ended
                                                                             April 3,    April  4,
                                                                             1998          1997
                                                                             ----          ----
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net Income ...........................................................   $  2,230    $    870
       Adjustments to reconcile net income
       to net cash provided by (used in) operating activities:
         Depreciation and amortization ...................................      3,157       3,275
         Loss on disposition of assets ...................................         --         109
         Deferred tax assets .............................................        909         905
         Decrease (increase) in assets:
             Accounts receivable .........................................       (211)       (404)
             Inventories .................................................     (1,406)     (2,075)
             Prepaid expenses and other ..................................       (151)       (522)
         Increase (decrease) in liabilities:
             Accounts payable ............................................     (1,197)      3,696
             Accrued expenses ............................................      1,247      (2,065)
             Accrued payroll and commissions .............................     (1,717)     (4,053)
             Accrued acquisition related restructuring costs .............       (218)     (1,657)
                                                                             --------    --------

                Net cash provided by (used in) operating activities ......      2,643      (1,921)
                                                                             --------    --------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Capital expenditures, net ............................................     (1,186)     (2,499)
    Additions to intangible and other assets .............................       (698)        146
    Repayment of stock option loan .......................................        325          --
                                                                             --------    --------
                      Net cash used in investing activities ..............     (1,559)     (2,353)
                                                                             --------    --------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Payment of long-term debt ............................................       (585)     (2,272)
    Payment of other long-term liabilities ...............................        (40)       (152)
    Exercise of stock options and sale of common stock ...................      1,524          90
                                                                             --------    --------
                       Net cash provided by (used in) financing activities        899      (2,334)
                                                                             --------    --------

FOREIGN CURRENCY TRANSLATION .............................................       (204)       (635)

NET INCREASE (DECREASE) IN CASH                                               --------    --------
         AND CASH EQUIVALENTS ............................................      1,779      (7,243)

CASH AND CASH EQUIVALENTS:
         Beginning of period .............................................      2,271      10,838
                                                                             --------    --------
         End of period ...................................................   $  4,050    $  3,595
                                                                             ========    ========

SEE ACCOMPANYING NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS.

                            PSC Inc. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           FOR THE THREE MONTHS ENDED April 3, 1998 and April 4, 1997
                (All amounts in thousands, except per share data)
                                   (Unaudited)

(1)   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      The accompanying consolidated financial statements have been prepared by the Company without audit. In the opinion of management, these financial statements include all adjustments necessary to present fairly the Company's financial position as of April 3, 1998, the results of operations for the three months ended April 3, 1998 and April 4, 1997 and its cash flows for the three months ended April 3, 1998 and April 4, 1997. The results of operations for the three months ended April 3, 1998 are not necessarily indicative of the results to be expected for the full year.

      Certain information and disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The accompanying financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 1997 annual report on Form 10-K.


      INVENTORIES

      Inventories are stated at the lower of cost or market using the first-in, first-out method. Elements of cost include materials, labor and overhead and consist of the following:

                                  April 3, 1998     December 31, 1997
                                  -------------     -----------------
         Raw materials ........   $12,239              $10,979
         Work-in-process ......     4,033                3,727
         Finished goods .......     2,857                3,017
                                ---------            ---------
                                  $19,129              $17,723
                                  =======              =======


(2)   LONG-TERM DEBT

      Long-term debt consists of the following:

                                               April 3, 1998  December 31, 1997
                                               -------------  -----------------
         Senior Term Loan A ................   $44,500              $47,000
         Senior Term Loan B ................    23,750               24,000
         Senior revolving credit ...........     5,500                3,000
         Subordinated term loan ............    29,502               29,488
         Subordinated promissory note ......     4,375                4,688
         Other .............................       341                  378
                                              --------          -----------
                                               107,968              108,554
         Less:  current maturities .........    12,909               12,406
                                             ---------            ---------
                                               $95,059              $96,148
                                               =======              =======

                            PSC Inc. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           FOR THE THREE MONTHS ENDED April 3, 1998 and April 4, 1997
                (All amounts in thousands, except per share data)
                                   (Unaudited)

(3)   SHAREHOLDERS' EQUITY

      In 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income", which requires comprehensive income and its components to be presented in the financial statements. Comprehensive income, which includes net income and foreign currency translation adjustments, was $2,026 and $235 for the three months ended April 3, 1998 and April 4, 1997, respectively.

      During the three month period ended April 3, 1998, employees purchased approximately 47 shares at $5.95 per share under the provisions of the Company's Employee Stock Purchase Plan.

      Changes in the status of options under the Company's stock option plans are summarized as follows:

                                    January 1, 1998    Weighted   January 1, 1997   Weighted
                                         to             Average         to          Average
                                    April 3, 1998       Price      Dec. 31, 1997      Price
                                    -------------       -----      -------------     -----

      Options outstanding
         at beginning of period        3,046            $7.76         2,818          $8.33
      Options granted                     75            10.74         1,094           6.98
      Options exercised                 (249)            7.33          (162)          7.51
      Options forfeited/canceled         (69)           10.37          (704)          9.00
                                       ------                          -----
      Options outstanding at
         end of period                 2,803             7.81         3,046           7.76

      Number of options at end
         of period:
         Exercisable                   1,725                          1,884
         Available for grant             388                            394


(4)    NET INCOME PER COMMON AND COMMON EQUIVALENT SHARE

      Basic EPS was computed by dividing reported earnings available to common shareholders by weighted average shares outstanding during the year. Diluted EPS for the three months ended April 3, 1998 and April 4, 1997 was determined on the following assumptions:

      1) Warrants issued in connection with the private placement of equity were converted upon issuance on January 1, 1998,
      2) Warrants issued in connection with the acquisition of Spectra were converted on January 1, 1998 and
      3)   Preferred Shares were converted on January 1, 1998.

      Options to purchase 77 and 1,299 common shares at an average price of $12.33 and $9.30 per share were outstanding for the three months ended April 3, 1998 and April 4, 1997, respectively. Warrants to purchase 975 common shares at $8.00 per share were outstanding for the three months ended April 3, 1997. These options and warrants were not included in the computation of diluted EPS since the exercise prices were greater than the average market price of Common Shares.

                            PSC Inc. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           FOR THE THREE MONTHS ENDED April 3, 1998 and April 4, 1997
                (All amounts in thousands, except per share data)
                                   (Unaudited)

                                                     April 3, 1998                      April 4, 1997
                                                     -------------                      -------------
                                         Income       Shares       Per Share    Income    Shares        Per Share
                                      (numerator)  (denominator)     Amount   (numerator)(denominator)   Amount
                                      --------------------------------------  -----------------------------------
      Basic EPS
      Income Available to
         Common shareholders ..........   $ 2,230    11,472        $  0.19     $   870      11,137     $   0.08
                                                                    =======                            ========

      Effect of Dilutive securities
         Options .......... ...........     --         649                          --        141
         Warrants ........... .........     --         297                          --        --
         Preferred  Shares ............     --       1,375                          --        --
                                        ----------   -------                    -------      ------
      Diluted EPS
      Income Available to
         Common shareholders
         And assumed conversion .......   $ 2,230    13,793         $ 0.16     $  870        11,278    $  0.08
                                          =======    ======         ======     ======        ======   =========


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

Item 2:  Management's Discussion and Analysis of Financial Condition
                  and Results of Operations

General

The following discussion and analysis should be read in conjunction with the Consolidated Financial Statements and Notes to Consolidated Financial Statements of the Company's December 31, 1997 annual report on Form 10-K.

Results of Operations:

Net Sales. Consolidated net sales during the three months ended April 3, 1998 decreased $0.6 million or 1% compared with the same period in 1997. The decrease is primarily due to effects of the stronger U.S. dollar. The translation of sales denominated in foreign currencies was negatively impacted by $1.4 million in 1998 versus 1997. International net sales increased 15% primarily due to the introduction of new products and represented approximately 52% of net sales in the first quarter of 1998 versus 45% of net sales in the first quarter of 1997.

Gross Profit. Consolidated gross profit during the three months ended April 3, 1998 decreased $1.0 million or 4% compared with the same period in 1997. The decreased dollar amount is primarily due to the decrease in net sales. As a percentage of sales, gross profit decreased from 41.9% to 40.4% due to lower average selling prices in certain fixed position retail product lines.

Engineering, Research and Development. Engineering, Research and Development (ER&D) expenses increased $0.4 million or 10%, as compared to the same period in 1997. As a percentage of sales, ER&D was 7.2% in the first quarter of 1998 versus 6.5% of net sales in the first quarter of 1997. The dollar and percentage of sales increases are due to additional investments in developing new products and enhancing existing products.

Selling, General and Administrative. Selling, General and Administrative (SG&A) expenses decreased $3.2 million or 25%, as compared to the same period in 1997. As a percentage of sales, SG&A was 18.2% in 1998 versus 23.9% in 1997. As a result of efficiencies developed due to the integration of Spectra, the Company has continued to reduce its general and administrative expenses as a percentage of sales.

Acquisition Related Restructuring and Other Costs. During the third quarter of 1996, the Company recorded a one-time, pretax charge of $10.0 million for the cost of restructuring its existing operations with those of Spectra which was acquired in July 1996. The restructuring program in part, provided for employee severance and benefit costs for the elimination of certain positions. As of April 3, 1998, all positions targeted in the restructuring program have been eliminated. Restructuring actions are expected to be completed by the end of 1998. The amount of the restructuring accrual at April 3, 1998 was approximately $0.9 million which relates to current contractual obligations. There have been no reallocations or reestimates to date.

Interest Expense. Interest expense decreased $0.5 million versus the comparable period in 1997. The decrease is due to lower principal balances outstanding.

Provision for Income Taxes. The Company recorded a $1.3 million tax provision in 1998 primarily due to an increase in pretax income. The Company's effective tax rate was 37% in both 1998 and 1997. The Company expects to record income tax expense at or about the combined federal and state statutory tax rate in 1998.

Discontinued  Operations.  During  the  second  quarter  of  1997,  the  Company completed the sale of TxCOM, which was acquired as part of the Spectra acquisition, for approximately $1.0 million. A loss of approximately $0.3 million, net of tax, was recorded.

Liquidity and Capital Resources:

Current assets increased $3.6 million from December 31, 1997 primarily due to an increase in cash and inventory. Current liabilities decreased $1.4 million primarily due to a reduction in accounts payable and accrued payroll and related employee benefits offset in part by an increase in accrued expenses. As a result, working capital increased $5.0 million from December 31, 1997.

Property, plant and equipment expenditures totaled $1.2 million for the three months ended April 3, 1998 compared with $2.5 million for the three months ended April 4, 1997. The 1998 expenditures primarily related to manufacturing equipment and new product tooling.

The long-term debt to capital percentage was 74.3% at April 3, 1998 versus 76.6% at December 31, 1997. At April 3, 1998, liquidity immediately available to the Company consisted of cash and cash equivalents of $4.0 million. In connection with the acquisition of Spectra during 1996, the Company obtained new credit facilities totaling $130.0 million. The Company has $14.5 million available on these facilities. The Company believes that its cash resources and available credit facilities, in addition to its operating cash flows, are sufficient to meet its requirements for the next twelve months.

PART II:  OTHER INFORMATION

Item 1:   Legal Proceedings:

         The descriptions of the Company's legal proceedings with Symbol Technologies, Inc. ("Symbol"), set forth in Item 3 of the Company's Annual Report on Form 10-K for the fiscal period ended December 31, 1997 (the "Litigation") are incorporated herein by reference.

         A trial on the contract issues is tentatively scheduled to begin on October 13, 1998.

Item 2:   Changes in Securities:  None

Item 3:   Defaults upon Senior Securities:  None

Item 4:  Submission of Matters to a Vote of Security Holders:   None

Item 5:   Other Information:  None

Item 6:   Exhibits and Reports on Form 8-K

         (a)  Exhibits:

10.1 Fourth Amendment dated as of April 8, 1998 to the Credit Agreement dated as of July 12, 1996 among PSC Scanning, Inc., as borrower, PSC Inc., as Guarantor, the financial institutions party thereto and Fleet Bank as initial Issuing Bank and administrative agent
         .................................................................... 14

         (b)  Reports on Form 8-K:   None

SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   PSC Inc.



DATE:    May  14, 1998             By:    /s/ Robert C. Strandberg
                                   -------------------------------
                                   Robert C. Strandberg
                                   President and Chief Executive Officer



DATE:    May  14, 1998             By:   /s/  William J. Woodard
                                   -----------------------------
                                   William J. Woodard
                                   Vice President and Chief Financial Officer



DATE:    May  14, 1998            By:   /s/ Michael J. Stachura
                                  -----------------------------
                                  Michael J. Stachura
                                  Vice President of Finance
                                  (Principal Accounting Officer)