Form 10-Q
period 1998-07-03
PSC INC
filed 1998-08-10
CIK 319379

================================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                                    FORM 10-Q


(Mark One)

           |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   For the quarterly period ended July 3, 1998

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the 12 months preceding (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

As of August 6, 1998, there were 11,856,664 shares of common stock outstanding.

================================================================================

                            PSC Inc. AND SUBSIDIARIES

                                      INDEX

                                                                     PAGE NUMBER
PART I:  FINANCIAL INFORMATION

Item 1    -Financial Statements

           Consolidated Balance Sheets as of
           July 3, 1998 (Unaudited) and
           December 31, 1997.................................................3-4

           Consolidated Statements of Operations and
           Retained Earnings for the three and six
           months ended:
           July 3, 1998 (Unaudited) and
           July 4, 1997 (Unaudited) .........................................5-6

           Consolidated Statements of Cash Flows
           for the six months ended:
           July 3, 1998 (Unaudited) and
           July 4, 1997 (Unaudited) .......................................... 7

           Notes to Consolidated Financial
           Statements (Unaudited) ..........................................8-11

Item 2    -Management's Discussion and Analysis of
               Financial Condition and Results of
               Operations .................................................12-14

PART II:  OTHER INFORMATION

Item 1    -Legal Proceedings .................................................15

Item 2    -Changes in Securities  ............................................15

Item 3    -Defaults upon Senior Securities ...................................15

Item 4    -Submission of Matters to a Vote of Security Holders  ............. 15

Item 5    -Other Information..................................................15

Item 6    -Exhibits and Reports on Form 8-K  .................................16

                         PART I - FINANCIAL INFORMATION

Item 1:  Financial Statements

                            PSC Inc. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                           (All amounts in thousands)
                                                              July 3, 1998       December 31, 1997
                                                              ------------      -----------------
                                                              (Unaudited)
ASSETS

CURRENT ASSETS:

        Cash and cash equivalents .........................    $  3,689                $  2,271
        Accounts receivable, net of allowance
            for doubtful accounts of $1,217
           and $1,169, respectively .......................      36,935                  35,094
        Inventories .......................................      19,015                  17,723
        Prepaid expenses and other ........................       1,797                   1,569
                                                            -----------              ----------

       TOTAL CURRENT ASSETS ...............................      61,436                  56,657

PROPERTY, PLANT AND EQUIPMENT, net
        of accumulated depreciation of $15,828
        and $13,024, respectively .........................      35,329                  35,469

DEFERRED TAX ASSETS .......................................      22,973                  23,576

INTANGIBLE AND OTHER ASSETS, net of accumulated
  amortization of $16,707 and $13,006, respectively .......      54,424                  57,096
                                                             ----------              ----------


TOTAL ASSETS ..............................................    $174,162                $172,798
                                                              =========               =========


SEE ACCOMPANYING NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS.


                            PSC Inc. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                           (All amounts in thousands)
                                   (Continued)

                                                              July 3, 1998           December 31, 1997
                                                              ------------           -----------------
                                                              (Unaudited)
LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
       Current portion of long-term debt ...................   $ 13,412              $   12,406
       Accounts payable ....................................     13,422                  18,000
       Accrued expenses ....................................      9,306                   7,405
       Accrued payroll and related employee benefits .......      5,548                   5,559
       Accrued acquisition related restructuring costs .....        822                   1,175
                                                              ---------               ---------

         TOTAL CURRENT LIABILITIES .........................     42,510                  44,545


LONG-TERM DEBT, less current maturities ....................     91,970                  96,148

OTHER LONG-TERM LIABILITIES ................................      2,281                   2,775

SHAREHOLDERS' EQUITY:
       Preferred shares, par value $.01;
      10,000 authorized, 110 shares issued
          and outstanding.
          ($11,000 aggregate liquidation value) ............          1                       1
       Common shares, par value $.01;
         40,000 authorized, 11,855 and 11,390
          shares issued and outstanding ....................        119                     114
       Additional paid-in capital ..........................     69,871                  66,734
       Retained earnings/(Accumulated deficit) .............    (31,618)                (36,543)
       Accumulated other comprehensive income ..............       (735)                   (739)
       Less treasury stock, 39 shares
        repurchased, at cost ...............................       (237)                   (237)
                                                             -----------              ----------

         TOTAL SHAREHOLDERS' EQUITY ........................     37,401                  29,330
                                                              ---------                --------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY .................   $174,162                $172,798
                                                               ========                ========

SEE ACCOMPANYING NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS.

                            PSC Inc. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF OPERATIONS AND RETAINED EARNINGS
                (All amounts in thousands, except per share data)
                                   (Unaudited)
                                                                    Three Months Ended
                                                                    ------------------
                                                                     July 3,          July  4,
                                                                      1998               1997
                                                                      ----               ----
NET SALES ......................................................     $51,877           $47,301

COST OF SALES ..................................................      30,011            29,388
                                                                   ---------         ---------
         Gross profit ..........................................      21,866            17,913

OPERATING EXPENSES:
         Engineering, research and development .................       3,856             3,547
         Selling, general and administrative ...................       9,540            10,364
         Severance and other costs .............................           -             4,191
         Amortization of intangibles resulting
              from business acquisitions .......................       1,718             1,672
                                                                       -----             -----
         Income/(loss) from operations .........................       6,752            (1,861)

INTEREST AND OTHER INCOME /(EXPENSE):
         Interest expense ......................................      (2,682)           (3,384)
         Interest income .......................................          55               100
         Other income/(expense) ................................         152                (8)
                                                                  ----------           --------
                                                                      (2,475)           (3,292)
                                                                    ---------        ----------
         Income/(loss) from continuing operations before
              income tax provision/(benefit) ...................       4,277            (5,153)

         Income tax provision/(benefit) ........................       1,582            (1,907)
                                                                    --------        -----------
         Income/(loss) from continuing operations ..............       2,695            (3,246)
         Discontinued operations:
         Gain from discontinued operations, net of tax .........           -               180
         Loss on sale of discontinued operation, net of tax ....           -              (265)
                                                                 -----------              -----
         Total loss from discontinued operations ...............           -               (85)
                                                                 -----------          ---------
         Net income/(loss) .....................................      $2,695           ($3,331)
                                                                      ======           ========
NET INCOME PER COMMON AND COMMON
        EQUIVALENT SHARE:
         Basic:
           Continuing operations ...............................       $0.23            ($0.29)
           Discontinued operations .............................           -             (0.01)
           Net income/(loss) ...................................       $0.23            ($0.30)
                                                                     ========            ======

         Diluted:
           Continuing operations ...............................       $0.19            ($0.29)
           Discontinued operations .............................          -              (0.01)
                                                                    ------------         ------
           Net income/(loss) ...................................       $0.19            ($0.30)
                                                                      =========         ======

WEIGHTED AVERAGE NUMBER OF
    COMMON AND COMMON EQUIVALENT
    SHARES OUTSTANDING:
         Basic .................................................      11,735            11,142
         Diluted ...............................................      14,069            11,142

RETAINED EARNINGS/(ACCUMULATED DEFICIT):
         Retained earnings/(Accumulated deficit)
           beginning of period .................................    ($34,313)         ($38,562)
         Net income/(loss) .....................................       2,695            (3,331)
                                                                --------------       ----------
         Retained earnings/(Accumulated deficit),
           end of period .......................................    ($31,618)         ($41,893)
                                                                    =========          ========

SEE ACCOMPANYING NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS.

                            PSC Inc. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF OPERATIONS AND RETAINED EARNINGS
                (All amounts in thousands, except per share data)
                                   (Unaudited)
                                                                          Six Months Ended
                                                                          ----------------
                                                                    July 3,           July 4,
                                                                     1998               1997
                                                                     ----               ----
NET SALES ....................................................      $105,505          $101,537

COST OF SALES ................................................        61,954            60,923
                                                                   ---------         ---------
         Gross profit ........................................        43,551            40,614

OPERATING EXPENSES:
         Engineering, research and development ...............         7,740             7,081
         Selling, general and administrative .................        19,278            23,347
         Severance and other costs ...........................             -             4,191
         Amortization of intangibles resulting
              from business acquisitions .....................         3,425             3,348
                                                                       -----          --------
         Income/(loss) from operations .......................        13,108             2,647

INTEREST AND OTHER INCOME /(EXPENSE):
         Interest expense ....................................        (5,558)           (6,754)
         Interest income .....................................           120               251
         Other income/(expense) ..............................           147               108
                                                                    ---------          --------
                                                                      (5,291)           (6,395)
                                                                    ---------        ----------
         Income/(loss) from continuing operations before
              income tax provision/(benefit) .................         7,817            (3,748)

         Income tax provision/(benefit) ......................         2,892            (1,388)
                                                                    --------        -----------
         Income/(loss) from continuing operations ............         4,925            (2,360)
         Discontinued operations:
         Gain from discontinued operations, net of tax .......             -               164
         Loss on sale of discontinued operations, net of tax .             -              (265)
                                                                     -------           --------
         Total loss from discontinued operations, net of tax .             -              (101)
         Net income/(loss) ...................................        $4,925          ($ 2,461)
                                                                      ======           ========

NET INCOME PER COMMON AND COMMON
        EQUIVALENT SHARE:
         Basic:
           Continuing operations .............................         $0.42            ($0.21)
           Discontinued operations ...........................             -             (0.01)
           Net income/(loss) .................................         $0.42            ($0.22)
                                                                       ======            ======

         Diluted:
           Continuing operations .............................         $0.35            ($0.21)
           Discontinued operations ...........................             -             (0.01)
                                                                      ---------          ------
           Net income/(loss) .................................         $0.35            ($0.22)
                                                                      =========          ======
WEIGHTED AVERAGE NUMBER OF
    COMMON AND COMMON EQUIVALENT
    SHARES OUTSTANDING:
         Basic ...............................................        11,608            11,139
         Diluted .............................................        13,940            11,139

RETAINED EARNINGS/(ACCUMULATED DEFICIT):
         Retained earnings/(Accumulated deficit)
           beginning of period ...............................      ($36,543)         ($39,432)
         Net income/(loss) ...................................         4,925            (2,461)
                                                               ---------------       ----------
         Retained earnings/(Accumulated deficit),
           end of period .....................................      ($31,618)         ($41,893)
                                                                    =========          ========

SEE ACCOMPANYING NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS.

                            PSC INC. and SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (All amounts in thousands)
                                   (Unaudited)
                                                                        Six Months Ended
                                                                        ----------------
                                                                     July 3,          July 4,
                                                                       1998            1997
                                                                       ----            ----
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income/(loss) .............................................   $4,925           ($2,461)
       Adjustments to reconcile net income
       to net cash provided by (used in) operating activities:
         Depreciation and amortization ............................    6,505             7,112
         Loss on disposition of assets ............................        -               109
         Loss on disposition of discontinued operations ...........        -               265
         Deferred tax assets ......................................      603               211
         Decrease (increase) in assets:
             Accounts receivable ..................................   (1,841)            1,290
             Inventories ..........................................   (1,292)             (539)
             Prepaid expenses and other ...........................     (228)             (357)
         Increase (decrease) in liabilities:
             Accounts payable .....................................   (4,578)            1,564
             Accrued expenses .....................................    1,901            (4,112)
             Accrued payroll and related employee benefits ........     (254)           (1,230)
             Accrued acquisition related restructuring costs ......     (412)           (2,605)
                                                                       ------          --------

                Net cash provided by (used in) operating activities     5,329             (753)
                                                                      --------             ----

CASH FLOWS FROM INVESTING ACTIVITIES:
    Capital expenditures, net .....................................   (2,664)           (4,693)
    Additions to intangible and other assets ......................   (1,215)             (104)
    Repayment of stock option loan ................................      325                 -
                                                                   ---------          ---------
                      Net cash used in investing activities .......   (3,554)           (4,797)
                                                                    ---------         ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Payment of long-term debt, net ................................   (3,172)           (2,604)
    Payment of other long-term liabilities ........................     (138)             (296)
    Exercise of stock options and sale of common stock ............     2,678              431
    Tax benefit from exercise or early disposition of stock options      464                 -
                                                                         ----           --------
                       Net cash used in financing activities ......     (168)            (2,469)
                                                                      --------           -------

FOREIGN CURRENCY TRANSLATION ......................................    (189)             (922)

NET INCREASE/(DECREASE) IN CASH AND CASH                              --------         --------
         EQUIVALENTS ..............................................   1,418            (8,941)

CASH AND CASH EQUIVALENTS:
         Beginning of period ......................................    2,271            10,838
                                                                     -------          --------
         End of period ............................................   $3,689            $1,897
                                                                      ======            ======

SEE ACCOMPANYING NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS.

                            PSC Inc. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            FOR THE THREE MONTHS ENDED July 3, 1998 and July 4, 1997
                (All amounts in thousands, except per share data)
                                   (Unaudited)

(1)   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      The accompanying consolidated financial statements have been prepared by the Company without audit. In the opinion of management, these financial statements include all adjustments necessary to present fairly the Company's financial position as of July 3, 1998, the results of operations for the three and six months ended July 3, 1998 and July 4, 1997 and its cash flows for the six months ended July 3, 1998 and July 4, 1997. The results of operations for the three and six months ended July 3, 1998 are not necessarily indicative of the results to be expected for the full year.

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

      INVENTORIES

      Inventories are stated at the lower of cost or market using the first-in, first-out method. Elements of cost include materials, labor and overhead and consist of the following:

                                      July 3, 1998            December 31, 1997
                                      ------------            -----------------
         Raw materials ............   $12,038                    $10,979
         Work-in-process ..........     3,920                      3,727
         Finished goods ...........     3,057                      3,017
                                    ---------                  ---------
                                      $19,015                    $17,723
                                      =======                    =======


(2)   LONG-TERM DEBT

      Long-term debt consists of the following:

                                               July 3, 1998    December 31, 1997
                                               ------------    -----------------
         Senior Term Loan A ................   $42,000                $47,000
         Senior Term Loan B ................    23,500                 24,000
         Senior revolving credit ...........     6,000                  3,000
         Subordinated term loan ............    29,518                 29,488
         Subordinated promissory note ......     4,062                  4,688
         Other .............................       302                    378
                                              --------            -----------
                                               105,382                108,554
         Less:  current maturities .........    13,412                 12,406
                                             ---------              ---------
                                               $91,970                $96,148
                                               =======                =======

                            PSC Inc. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            FOR THE THREE MONTHS ENDED July 3, 1998 and July 4, 1997
                (All amounts in thousands, except per share data)
                                   (Unaudited)

(3)   SHAREHOLDERS' EQUITY

      In 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income", which requires comprehensive income and its components to be presented in the financial statements. Comprehensive income, which includes net income/(loss), foreign currency translation adjustments and unrealized gains on securities, was $4,929 and ($3,383) for the six months ended July 3, 1998 and July 4, 1997, respectively.

      During the six month period ended July 3, 1998, employees purchased approximately 107 shares at an average price of $6.92 per share under the provisions of the Company's Employee Stock Purchase Plan.

      Changes in the status of options under the Company's stock option plans are summarized as follows:

                             Jan. 1, 1998    Weighted   Jan. 1, 1997    Weighted
                                 to           Average        to         Average
                              July 3, 1998     Price    Dec. 31, 1997    Price
                              ------------     -----   -------------     -----
 Options outstanding
    at beginning of period ..  3,046           $7.76        2,818        $8.33
 Options granted ............    195           11.24        1,094         6.98
 Options exercised ..........   (359)           7.19         (162)        7.51
 Options forfeited/canceled .    (98)           7.27         (704)        9.00
                               ------                        -----
 Options outstanding at
    end of period ...........  2,784            7.99        3,046         7.76

 Number of options at end
    of period:
    Exercisable .............  1,651                        1,884
    Available for grant .....    297                          394

(4)    NET INCOME PER COMMON AND COMMON EQUIVALENT SHARE

      Basic EPS was computed by dividing reported earnings available to common shareholders by weighted average shares outstanding during the year. Diluted EPS for the three and six months ended July 3, 1998 and July 4, 1997 was determined on the following assumptions:

      1) Warrants issued in connection with the private placement of equity were converted upon issuance on January 1, 1998,
      2) Warrants issued in connection with the acquisition of Spectra were converted on January 1, 1998 and
      3)   Preferred Shares were converted on January 1, 1998.

      The following options and warrants were not included in the computation of diluted EPS since the exercise prices were greater than the average market price of Common Shares. Options to purchase 147 and 2,947 common shares at an average price of $12.11 and $9.05 per share were outstanding for the three months ended July 3, 1998 and July 4, 1997, respectively. Options to purchase 182 and 2,545 common shares at an average price of $11.87 and $9.39 per share were outstanding for the six months ended July 3, 1998 and July 4, 1997, respectively. Warrants to purchase 975 common shares at $8.00 per share were outstanding for the three and six months ended July 4, 1997.

                            PSC Inc. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            FOR THE THREE MONTHS ENDED July 3, 1998 and July 4, 1997
                (All amounts in thousands, except per share data)
                                   (Unaudited)
                                                                  Three Months Ended
                                           --------------------------------------------------------------------
                                                      July 3, 1998                       July 4, 1997
                                           ----------------------------------    -------------------------------
                                           Income      Shares      Per Share    Income    Shares      Per Share
                                          (numerator) (denominator)  Amount   (numerator)(denominator)   Amount
      Basic EPS
      Income Available to
         Common shareholders ...........   $2,695       11,735        $0.23    ($3,331)     11,142       ($0.30)
                                                                      =====                               ======
      Effect of Dilutive securities
         Options .......................        -          651                       -          -
         Warrants ......................        -          308                       -          -
         Preferred Shares ..............        -        1,375                       -          -
                                          --------     -------                 -------      -------
      Diluted EPS
      Income Available to
         Common shareholders
         And assumed conversions .......  $2,695        14,069        $0.19    ($3,331)     11,142       ($0.30)


                                                                   Six Months Ended
                                           --------------------------------------------------------------------
                                                      July 3, 1998                       July 4, 1997
                                           ----------------------------------    -------------------------------
                                           Income      Shares      Per Share     Income    Shares      Per Share
                                          (numerator) (denominator)  Amount      (numerator)(denominator)   Amount
      Basic EPS
      Income Available to
         Common shareholders ...........   $4,925      11,608          $0.42     ($2,461)      11,139       ($0.22)
                                                                       =====                                 ======
      Effect of Dilutive securities
         Options .......................       -          655                          -            -
         Warrants ......................       -          302                          -            -
         Preferred Shares ..............       -        1,375                          -            -

      Diluted EPS
      Income Available to
         Common shareholders
         And assumed conversions .......   $4,925      13,940          $0.35          ($2,461)  11,139      ($0.22)
                                           ======      ======          =====          =======   ======      ======

(4)   DERIVATIVES

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 (SFAS No. 133) "Accounting for Derivative Instruments and Hedging Activities". SFAS No. 133 establishes accounting and reporting standards requiring that every derivative instrument be recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS No. 133 requires that changes in the derivative's fair value be recognized in earnings unless specific hedge accounting criteria are met. SFAS No. 133 is effective for fiscal years beginning after June 15, 1999 and cannot be applied retroactively. SFAS No. 133 must be applied to derivative instruments that were issued, acquired or substantively modified after December 31, 1997. The Company has not yet quantified the impacts of adopting SFAS No. 133 on the financial statements and has not determined the timing of or method of adopting SFAS No. 133.

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

Results of Operations:  Three Months ended July 3, 1998 and July 4, 1997
------------------------------------------------------------------------

Net Sales. Consolidated net sales during the three months ended July 3, 1998 increased $4.6 million or 10% compared with the same period in 1997. International net sales increased 22% and represented approximately 49% of net sales in the second quarter of 1998 versus 44% of net sales in the second quarter of 1997. The increases are primarily due to the introduction of new fixed position retail products and a continued growth in the Company's European customer sales offset by the effects of the stronger U.S. dollar. The translation of sales denominated in foreign currencies was negatively impacted by $0.7 million in 1998 versus 1997.

Gross Profit. Consolidated gross profit during the three months ended July 3, 1998 increased $4.0 million or 22% compared with the same period in 1997. As a percentage of sales, gross profit increased from 37.9% to 42.1%. The increase in gross profit percentage is primarily due to the change in product mix of the Company's handheld and fixed position product lines and a $1.0 million inventory write-off which was recorded in 1997 for the discontinuation of certain products.

Engineering, Research and Development. Engineering, Research and Development (ER&D) expenses increased $0.3 million or 9%, as compared to the same period in 1997. As a percentage of sales, ER&D was 7.4% in the second quarter of 1998 versus 7.5% of net sales in the second quarter of 1997. The dollar increase is due to additional investments in developing new products and enhancing existing products.

Selling, General and Administrative. Selling, General and Administrative (SG&A) expenses decreased $0.8 million or 8%, as compared to the same period in 1997. As a percentage of sales, SG&A was 18.4% in 1998 versus 21.9% in 1997. As a result of efficiencies developed due to the integration of Spectra, the Company has continued to reduce its general and administrative expenses as a percentage of sales.

Severance and Other Costs. During the second quarter of 1997, the Company recorded a one-time pretax charge of $4.2 million for severance and other costs. Of the total charge, approximately $2.3 million was associated with the Severance Agreement with the former CEO, $1.2 million was for employee severance and benefit costs for the elimination of approximately 30 positions including several senior executives and $0.7 million for the centralization of research and development efforts and the relocation of manufacturing of certain product lines between its two manufacturing facilities.

Acquisition Related Restructuring and Other Matters. During the third quarter of 1996, the Company recorded a one-time, pretax charge of $10.0 million for the cost of restructuring its existing operations with those of Spectra which was acquired in July 1996. The restructuring program in part, provided for employee severance and benefit costs for the elimination of certain positions. As of July 3, 1998, all positions targeted in the restructuring program have been eliminated. Restructuring actions are expected to be completed by the end of 1998. The amount of the restructuring accrual at July 3, 1998 was approximately $0.8 million, which relates to current contractual obligations. There have been no reallocations or reestimates to date. During the second quarter of 1998, the Company sold its 10% ownership interest in an industrial partner for approximately $2.0 million and incurred a charge for the release from a manufacturing rights and software licensing agreement for $1.9 million.

Interest Expense. Interest expense decreased $0.7 million versus the comparable period in 1997. The decrease is due to lower principal balances outstanding and a reduction in the Company's interest rates on its senior term loans and revolving line of credit, which resulted from an amendment to the bank credit agreements in April 1998.

Provision for Income Taxes. The Company recorded a $1.6 million tax provision in 1998 primarily due to an increase in pretax income. The Company's effective tax rate was 37% in both 1998 and 1997. The Company expects to record income tax expense at or about the combined federal and state statutory tax rate in 1998.

Discontinued  Operations.  During  the  second  quarter  of  1997,  the  Company completed the sale of TxCOM, which was acquired as part of the Spectra acquisition, for approximately $1.0 million. A loss of approximately $0.3 million, net of tax, was recorded.


Results of Operations:  Six Months ended July 3, 1998 and July 4, 1997
----------------------------------------------------------------------

Net Sales. Consolidated net sales during the six months ended July 3, 1998 increased $4.0 million or 4% compared with the same period in 1997. International net sales increased 19% and represented approximately 51% of net sales in the first six months of 1998 versus 44% of net sales in the first six months of 1997. The increases are primarily due to the introduction of new products and the continued growth in the Company's European customer sales offset by the effects of the stronger U.S. dollar. The translation of sales denominated in foreign currencies was negatively impacted by $2.1 million in 1998 versus 1997.

Gross Profit. Consolidated gross profit during the six months ended July 3, 1998 increased $2.9 million or 7% compared with the same period in 1997. As a percentage of sales, gross profit increased from 40.0% to 41.3%. The increase in gross profit percentage is primarily due to the change in product mix of the Company's handheld and fixed position product lines and a $1.0 million inventory write-off which was recorded in 1997 for the discontinuation of certain products.

Engineering, Research and Development. Engineering, Research and Development (ER&D) expenses increased $0.7 million or 9%, as compared to the same period in 1997. As a percentage of sales, ER&D was 7.3% in the first six months of 1998 versus 7.0% of net sales in the first six months of 1997. The dollar and percentage of sales increases are due to additional investments in developing new products and enhancing existing products.

Selling, General and Administrative. Selling, General and Administrative (SG&A) expenses decreased $4.1 million or 17%, as compared to the same period in 1997. As a percentage of sales, SG&A was 18.3% in 1998 versus 23.0% in 1997. As a result of efficiencies developed due to the integration of Spectra, the Company has continued to reduce its general and administrative expenses as a percentage of sales.

Severance and Other Costs. During the second quarter of 1997, the Company recorded a one-time pretax charge of $4.2 million for severance and other costs. Of the total charge, approximately $2.3 million was associated with the Severance Agreement with the former CEO, $1.2 million was for employee severance and benefit costs for the elimination of approximately 30 positions including several senior executives and $0.7 million for the centralization of research and development efforts and the relocation of manufacturing of certain product lines between its two manufacturing facilities.

Acquisition Related Restructuring and Other Matters. During the third quarter of 1996, the Company recorded a one-time, pretax charge of $10.0 million for the cost of restructuring its existing operations with those of Spectra which was acquired in July 1996. The restructuring program in part, provided for employee severance and benefit costs for the elimination of certain positions. As of July 3, 1998, all positions targeted in the restructuring program have been eliminated. Restructuring actions are expected to be completed by the end of 1998. The amount of the restructuring accrual at July 3, 1998 was approximately $0.8 million, which relates to current contractual obligations. There have been no reallocations or reestimates to date. During the second quarter of 1998, the Company sold its 10% ownership interest in an industrial partner for approximately $2.0 million and incurred a charge for the release from a manufacturing rights and software licensing agreement for $1.9 million.

Interest Expense. Interest expense decreased $1.2 million versus the comparable period in 1997. The decrease is primarily due to lower principal balances outstanding and reduced interest rates, which went into effect in April 1998.

Provision for Income Taxes. The Company recorded a $2.9 million tax provision in 1998 primarily due to an increase in pretax income. The Company's effective tax rate was 37% in both 1998 and 1997. The Company expects to record income tax expense at or about the combined federal and state statutory tax rate in 1998.

Discontinued  Operations.  During  the  second  quarter  of  1997,  the  Company completed the sale of TxCOM, which was acquired as part of the Spectra acquisition, for approximately $1.0 million. A loss of approximately $0.3 million, net of tax, was recorded.

Liquidity and Capital Resources:

Current assets increased $4.8 million from December 31, 1997 primarily due to an increase in cash, accounts receivable and inventory. Current liabilities decreased $2.0 million primarily due to a reduction in accounts payable offset in part by an increase in current portion of long-term debt and accrued expenses. As a result, working capital increased $6.8 million from December 31, 1997.

Property, plant and equipment expenditures totaled $2.7 million for the six months ended July 3, 1998 compared with $4.7 million for the six months ended July 4, 1997. The 1998 expenditures primarily related to manufacturing equipment and new product tooling.

The long-term debt to capital percentage was 71.1% at July 3, 1998 versus 76.6% at December 31, 1997. At July 3, 1998, liquidity immediately available to the Company consisted of cash and cash equivalents of $3.7 million. In 1996, the Company obtained credit facilities totaling $130.0 million, of which, $14.0 million is available on these facilities. The Company believes that its cash resources and available credit facilities, in addition to its operating cash flows, are sufficient to meet its requirements for the next twelve months.

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

Item 2:   Changes in Securities:  None

Item 3:   Defaults upon Senior Securities:  None

Item     4: Submission of Matters of Shareholders to a Vote of Security  Holders
         (a) The Annual Meeting of Shareholders was held on May 7, 1998.


         (b) The names of the directors elected at the Annual Meeting for a three-year term are as follows:
                           Robert S. Ehrlich
                           Jack E. Rosenfeld
                           Robert C. Strandberg

                  In addition, Dr. Romano Volta was elected a director for a three-year term by the holders of the Series A Preferred Shares. He received all 110,000 votes cast by the holders of the Series A Preferred Shares.


                  The name of each other director whose term of office continued after the Annual Meeting is as follows:
                           Jay M. Eastman
                           James W. Henry
                           Donald K. Hess
                           Thomas J. Morgan
                           James C. O'Shea
                           Justin L. Vigdor


         (c)(i) At the Annual Meeting, the tabulation of votes with respect to each nominee for director was as follows:

                  Nominee                   Votes FOR        Authority Withheld
                  -------------------------------------------------------------
                  Robert S. Ehrlich         10,954,734                 410,516
                  Jack E. Rosenfeld         10,959,258                 405,995
                  Robert C. Strandberg      10,999,677                 365,641

            (ii) At the Annual Meeting, the shareholders voted upon two other matters. The description of each other matter voted upon and the tabulation of votes with respect to each such matter are as follows:
                                                     Votes     Votes     Votes
                                                      FOR     AGAINST ABSTAINING
                                                   -----------------------------
                  (a)  Proposal to approve the     9,630,138  328,769  1,406,413
                       amendment to the 1995
                       Employee Stock Purchase
                       Plan

                  (b)  Proposal to approve the     9,471,494 417,719   1,446,300
                       Director Compensation Plan

Item 5:   Other Information:  None

Item 6:   Exhibits and Reports on Form 8-K

          (a)  Exhibits:

             10.1 Employment Agreement between the Company and Robert C. Strandberg as of June 2, 1998

             10.2      Agreement between the Company and
                       Robert S. Ehrlich as of June 2, 1998

             10.3      Director  Compensation Plan dated as of May 7, 1998

             10.4 Amended 1995 Employee Stock Purchase Plan as of May 7, 1998

         (b)  Reports on Form 8-K:   None

SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           PSC Inc.



DATE:    August 10, 1998        By:   /s/Robert C. Strandberg
                                          --------------------
                                         Robert C. Strandberg
                                         President & Chief Executive Officer

DATE:    August 10, 1998.        By:  /s/William J. Woodard
                                        William J. Woodard
                                        Vice President & Chief Financial Officer

DATE:    August 10, 1998.        By:  /s/ Michael J. Stachura
                                         Michael J. Stachura
                                         Vice President of Finance
                                        (Principal Accounting Officer)