Form 10-Q
period 1998-10-02
PSC INC
filed 1998-11-16
CIK 319379

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

                 For the quarterly period ended October 2, 1998

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the 12 months preceding (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

As  of  November  11,  1998,  there  were  11,860,679  shares  of  common  stock outstanding.
================================================================================

                            PSC Inc. AND SUBSIDIARIES

                                      INDEX

                                                                 PAGE NUMBER
PART I:  FINANCIAL INFORMATION

Item 1    -Financial Statements

           Consolidated Balance Sheets as of
           October 2, 1998 (Unaudited) and
           December 31, 1997.........................................3-4

           Consolidated Statements of Operations and
           Retained Earnings for the three and nine
           months ended:
           October 2, 1998 (Unaudited) and
           October 3, 1997 (Unaudited) ..............................5-6

           Consolidated Statements of Cash Flows
           for the nine months ended:
           October 2, 1998 (Unaudited) and
           October 3, 1997 (Unaudited) ............................... 7

           Notes to Consolidated Financial
           Statements (Unaudited) ..................................8-11

Item 2    -Management's Discussion and Analysis of
               Financial Condition and Results of
               Operations .........................................12-15

PART II:  OTHER INFORMATION

Item 1    -Legal Proceedings .........................................16

Item 2    -Changes in Securities  ....................................16

Item 3    -Defaults upon Senior Securities ...........................16

Item 4    -Submission of Matters to a Vote of Security Holders  ......16

Item 5    -Other Information   .......................................16

Item 6    -Exhibits and Reports on Form 8-K  .........................16

                         PART I - FINANCIAL INFORMATION
Item 1:  Financial Statements

                            PSC Inc. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                           (All amounts in thousands)
                                                              October 2, 1998           December 31, 1997
                                                              ---------------           -----------------
                                                                (Unaudited)
ASSETS

CURRENT ASSETS:
        Cash and cash equivalents .........................    $  2,489                $  2,271
        Accounts receivable, net of allowance
            for doubtful accounts of $1,337
           and $1,169, respectively .......................      37,981                  35,094
        Inventories .......................................      21,036                  17,723
        Prepaid expenses and other ........................       2,165                   1,569
                                                            -----------              ----------

       TOTAL CURRENT ASSETS ...............................      63,671                  56,657

PROPERTY, PLANT AND EQUIPMENT, net
        of accumulated depreciation of $17,126
        and $13,024, respectively .........................      35,185                  35,469

DEFERRED TAX ASSETS .......................................      23,048                  23,576

INTANGIBLE AND OTHER ASSETS, net of accumulated
  amortization of $18,554 and $13,006, respectively .......      52,449                  57,096
                                                             ----------              ----------


TOTAL ASSETS ..............................................    $174,353                $172,798
                                                              =========               =========

SEE ACCOMPANYING NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS.

                            PSC Inc. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                           (All amounts in thousands)
                                   (Continued)
                                                               October 2, 1998       December 31, 1997
                                                               ---------------       -----------------
                                                                (Unaudited)
LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
       Current portion of long-term debt ...................   $ 13,908              $   12,406
       Accounts payable ....................................     17,050                  18,000
       Accrued expenses ....................................      9,087                   7,405
       Accrued payroll and related employee benefits .......      5,538                   5,559
       Accrued acquisition related restructuring costs .....        726                   1,175
                                                              ---------               ---------
         TOTAL CURRENT LIABILITIES .........................     46,309                  44,545

LONG-TERM DEBT, less current maturities ....................     85,387                  96,148

OTHER LONG-TERM LIABILITIES ................................      1,815                   2,775

SHAREHOLDERS' EQUITY:
       Preferred shares, par value $.01;
      10,000 authorized, 110 shares issued
          and outstanding.
         ($11,000 aggregate liquidation value) .............          1                       1
       Common shares, par value $.01;
         40,000 authorized 11,855 and 11,390
          shares issued and outstanding ....................        120                     114
       Additional paid-in capital ..........................     69,918                  66,734
       Retained earnings/(Accumulated deficit) .............    (28,891)                (36,543)
       Accumulated other comprehensive income/(loss)........        (69)                   (739)
       Less treasury stock, 39 shares
        repurchased, at cost ...............................       (237)                   (237)
                                                             -----------              ----------

         TOTAL SHAREHOLDERS' EQUITY ........................     40,842                  29,330
                                                              ---------                --------

TOTAL LIABILITIES AND SHAREHOLDERS'
     EQUITY ................................................   $174,353                $172,798
                                                               ========                ========

SEE ACCOMPANYING NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS.

                            PSC Inc. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF OPERATIONS AND RETAINED EARNINGS
                (All amounts in thousands, except per share data)
                                   (Unaudited)
                                                                 Three Months Ended
                                                                 ------------------
                                                           October 2,       October  3,
                                                               1998            1997
                                                              ----             ----
NET SALES ...............................................   $52,807           $53,191

COST OF SALES ...........................................    30,339            31,024
                                                          ---------         ---------
         Gross profit ...................................    22,468            22,167

OPERATING EXPENSES:
         Engineering, research and development ..........     3,877             3,215
         Selling, general and administrative ............    10,180            10,270
         Amortization of intangibles resulting
              from business acquisitions ................     1,683             1,674
                                                              -----             -----
         Income from operations .........................     6,728             7,008

INTEREST AND OTHER INCOME /(EXPENSE):
         Interest expense ...............................    (2,479)           (3,039)
         Interest income ................................        65                91
         Other income/(expense) .........................        14               (25)
                                                          ---------          ---------
                                                             (2,400)           (2,973)
                                                           ---------        ----------
         Income from continuing operations before
              income tax provision ......................     4,328             4,035
         Income tax provision ...........................     1,601             1,493
                                                           --------         ---------
         Net Income......................................    $2,727            $2,542
                                                             ======            ======
NET INCOME PER COMMON AND COMMON
        EQUIVALENT SHARE:
         Basic ..........................................     $0.23             $0.23
         Diluted ........................................     $0.20             $0.22

WEIGHTED AVERAGE NUMBER OF
    COMMON AND COMMON EQUIVALENT
    SHARES OUTSTANDING:
         Basic ..........................................    11,817            11,207
         Diluted ........................................    13,331            11,793

RETAINED EARNINGS/(ACCUMULATED DEFICIT):
         Retained earnings/(Accumulated deficit)
           beginning of period ..........................  ($31,618)         ($41,893)
         Net income .....................................     2,727             2,542
                                                           ---------         ---------
         Retained earnings/(Accumulated deficit),
           end of period ................................  ($28,891)         ($39,351)
                                                           =========          ========

SEE ACCOMPANYING NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS.

                            PSC Inc. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF OPERATIONS AND RETAINED EARNINGS
                (All amounts in thousands, except per share data)
                                   (Unaudited)
                                                                         Nine Months Ended
                                                                         -----------------
                                                                   October 2,          October 3,
                                                                       1998               1997
                                                                       ----               ----
NET SALES ...............................................           $158,312          $154,728

COST OF SALES ...........................................             92,293            91,947
                                                                   ---------         ---------
         Gross profit ...................................             66,019            62,781

OPERATING EXPENSES:
         Engineering, research and development ..........             11,617            10,296
         Selling, general and administrative ............             29,458            33,617
         Severance and other costs ......................                  -             4,191
         Amortization of intangibles resulting
              from business acquisitions ................              5,108             5,022
                                                                   ---------          --------
         Income from operations .........................             19,836             9,655

INTEREST AND OTHER INCOME /(EXPENSE):
         Interest expense ...............................             (8,037)           (9,793)
         Interest income ................................                185               342
         Other income ...................................                161                83
                                                                  ----------           -------
                                                                      (7,691)           (9,368)
                                                                    ---------        ----------
         Income from continuing operations before
              income tax provision ......................             12,145               287

         Income tax provision ...........................              4,493               105
                                                                    --------           -------
         Income from continuing operations ..............              7,652               182
         Discontinued operations:
         Gain from discontinued operations, net of tax ..                  -               164
         Loss on sale of discontinued operations,
               net of tax ...............................                  -              (265)
                                                                ------------         ----------
         Total loss from discontinued operations, net of tax               -              (101)
         Net income .....................................             $7,652              $ 81
                                                                      ======              ====
NET INCOME PER COMMON AND COMMON
        EQUIVALENT SHARE:
         Basic:
           Continuing operations ........................              $0.66               $0.02
           Discontinued operations ......................                  -               (0.01)
                                                                  ------------           --------
           Net income ...................................               $0.66               $0.01
                                                                     ========               =====

         Diluted:
           Continuing operations ........................              $0.55               $0.02
           Discontinued operations ......................                  -               (0.01)
                                                                   ---------               -----
           Net income ...................................              $0.55               $0.01
                                                                   =========               =====
WEIGHTED AVERAGE NUMBER OF
    COMMON AND COMMON EQUIVALENT
    SHARES OUTSTANDING:
         Basic ..........................................             11,677              11,162
         Diluted ........................................             14,026              11,454

RETAINED EARNINGS/(ACCUMULATED DEFICIT):
         Retained earnings/(Accumulated deficit)
           beginning of period ..........................           ($36,543)           ($39,432)
         Net income .....................................              7,652                  81
                                                               ---------------       ------------
         Retained earnings/(Accumulated deficit),
           end of period ................................           ($28,891)           ($39,351)
                                                                    =========            ========

SEE ACCOMPANYING NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS.

                            PSC INC. and SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (All amounts in thousands)
                                   (Unaudited)
                                                                        Nine Months Ended
                                                                        -----------------
                                                                    October 2,      October 3,
                                                                        1998           1997
                                                                        ----           ----

CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income ...................................................    $7,652               $81
       Adjustments to reconcile net income
       to net cash provided by (used in) operating activities:
         Depreciation and amortization ...........................     9,890            10,466
         Loss on disposition of assets ...........................         9               109
         Loss on disposition of discontinued operations ..........         -               265
         Deferred tax assets .....................................       528             1,077
         Decrease (increase) in assets:
             Accounts receivable .................................    (2,867)           (3,918)
             Inventories .........................................    (3,313)             (366)
             Prepaid expenses and other ..........................      (596)             (218)
         Increase (decrease) in liabilities:
             Accounts payable ....................................      (950)            2,094
             Accrued expenses ....................................     1,682            (2,973)
             Accrued payroll and related employee benefits .......      (731)           (2,983)
             Accrued acquisition related restructuring costs .....      (508)           (3,090)
                                                                       ------          --------

                Net cash provided by operating activities ........    10,796               544
                                                                 -----------               ---

CASH FLOWS FROM INVESTING ACTIVITIES:
    Capital expenditures, net ....................................    (4,067)           (5,887)
    Additions to intangible and other assets .....................    (1,440)              (63)
    Repayment of notes for stock option activity .................       325                 -
                                                                   ---------        -----------
                      Net cash used in investing activities ......    (5,182)           (5,950)
                                                                    ---------         ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Payment of long-term debt, net ..............................    (9,259)          (12,784)
    (Payment of) additions to other long-term liabilities ........      (110)            1,482
     Issuance of preferred shares and warrants, net ..............         -            10,212
    Exercise of options and issuance of common shares and warrants      2,727              664
    Tax benefit from exercise or early disposition of stock options       464                -
                                                                         ----       ------------
                       Net cash used in financing activities .....     (6,178)            (426)
                                                                      ----------          -----

FOREIGN CURRENCY TRANSLATION .....................................        782           (1,163)

NET INCREASE/(DECREASE) IN CASH AND CASH
         EQUIVALENTS .............................................       218            (6,995)

CASH AND CASH EQUIVALENTS:
         Beginning of period .....................................     2,271            10,838
                                                                     -------          --------
         End of period ...........................................    $2,489            $3,843
                                                                      ======            ======

SEE ACCOMPANYING NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS.

                            PSC Inc. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         FOR THE THREE MONTHS ENDED October 2, 1998 and October 3, 1997
                (All amounts in thousands, except per share data)
                                   (Unaudited)

(1)   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      The accompanying consolidated financial statements have been prepared by the Company without audit. In the opinion of management, these financial statements include all adjustments necessary to present fairly the Company's financial position as of October 2, 1998, the results of operations for the three and nine months ended October 2, 1998 and October 3, 1997 and its cash flows for the nine months ended October 2, 1998 and October 3, 1997. The results of operations for the three and nine months ended October 2, 1998 are not necessarily indicative of the results to be expected for the full year.

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


      INVENTORIES

      Inventories are stated at the lower of cost or market using the first-in, first-out method. Elements of cost include materials, labor and overhead and consist of the following:

                               October 2, 1998         December 31, 1997
         Raw materials            $12,012                    $10,979
         Work-in-process            4,132                      3,727
         Finished goods             4,892                      3,017
                                ---------                  ---------
                                  $21,036                    $17,723
                                  =======                    =======


(2)   LONG-TERM DEBT

      Long-term debt consists of the following:

                                             October 2, 1998   December 31, 1997
                                             ---------------   -----------------
         Senior Term Loan A                    $39,500                 $47,000
         Senior Term Loan B                     23,250                  24,000
         Senior revolving credit                 3,000                   3,000
         Subordinated term loan                 29,532                  29,488
         Subordinated promissory note            3,750                   4,688
         Other                                     263                     378
                                              --------             -----------
                                                99,295                 108,554
         Less:  current maturities              13,908                  12,406
                                             ---------               ---------
                                               $85,387                 $96,148
                                               =======                 =======

                            PSC Inc. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         FOR THE THREE MONTHS ENDED October 2, 1998 and October 3, 1997
                (All amounts in thousands, except per share data)
                                   (Unaudited)

(3)   SHAREHOLDERS' EQUITY

      In 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income", which requires comprehensive income and its components to be presented in the financial statements. Comprehensive income, which includes net income, foreign currency translation adjustments and unrealized losses on securities, was $3,393 and $2,301 for the three months ended October 2, 1998 and October 3, 1997, respectively, and $8,322 and ($1,082) for the nine months ended October 2, 1998 and October 3, 1997, respectively.

      During the nine month period ended October 2, 1998, employees purchased approximately 107 shares at an average price of $6.92 per share under the provisions of the Company's Employee Stock Purchase Plan.

      Changes in the status of options under the Company's stock option plans are summarized as follows:

                                      January 1, 1998        Weighted     January 1, 1997     Weighted
                                                to            Average         to               Average
                                      October 2, 1998          Price      Dec. 31, 1997         Price
                                      ---------------          -----      -------------         -----
      Options outstanding
         at beginning of period .....  3,046                 $7.76             2,818            $8.33
      Options granted ...............    461                  9.19             1,094             6.98
      Options exercised .............   (359)                 7.19              (162)            7.51
      Options forfeited/canceled ....   (102)                 7.26              (704)            9.00
                                      -------                                   -----
      Options outstanding at
         end of period ..............  3,046                  7.97             3,046             7.76

      Number of options at end
         of period:
         Exercisable ................  1,727                                   1,884
         Available for grant ........      1                                     394

      During the nine month period ended October 2, 1998, 31 forfeited options were cancelled due to the expiration of the 1987 Stock Option Plan in December 1997. These options are not available for future grants.


(4)      NET INCOME PER COMMON AND COMMON EQUIVALENT SHARE

      Basic EPS was computed by dividing reported earnings available to common shareholders by weighted average shares outstanding during the year. Diluted EPS for the three and nine months ended October 2, 1998 and October 3, 1997 was determined on the following assumptions:

1) Warrants issued in connection with the private placement of equity were converted upon issuance on January 1, 1998,
2) Warrants issued in connection with the acquisition of Spectra were converted on January 1, 1998 and
3) Preferred Shares were converted on September 10, 1997 and January 1, 1998.

                            PSC Inc. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         FOR THE THREE MONTHS ENDED October 2, 1998 and October 3, 1997
                (All amounts in thousands, except per share data)
                                   (Unaudited)

      The following options and warrants were not included in the computation of diluted EPS since the exercise prices were greater than the average market price of Common Shares. Options to purchase 1,524 and 1,299 common shares at an average price of $7.87 and $9.30 per share were outstanding for the three months ended October 2, 1998 and October 3, 1997, respectively. Options to purchase 469 and 1,314 common shares at an average price of $9.65 and $9.27 per share were outstanding for the nine months ended October 2, 1998 and October 3, 1997, respectively. Warrants to purchase 1,155 common shares at $8.00 per share were outstanding for the three months ended October 2, 1998 and October 3, 1997. Warrants to purchase 1,155 common shares were outstanding for the nine months ended October 3, 1997.

                                                                         Three Months Ended
                                          ------------------------------------------------------------------------------------------
                                                   October 2, 1998                                       October 3, 1997
                                                   ---------------                                       ---------------
                                             Income      Shares      Per Share                 Income         Shares      Per Share
                                          (numerator) (denominator)    Amount                (numerator)   (denominator)     Amount
                                          --------------------------------------              --------------------------------------

      Income available to
         common shareholders                  $2,727       11,817          $0.23                  $2,542          11,207       $0.23
                                                                           =====                                               =====
      Effect of dilutive securities:
         Options                                  -          139                                       -             238
         Preferred Shares                         -        1,375                                       -             348
                                          ----------       -----                               -----------        -------
      Diluted EPS
      Income available to
         common shareholders
         and assumed conversions             $2,727        13,331          $0.20                  $2,542          11,793       $0.22
                                             ======        ======          =====                  ======          ======       =====

                                                                          Nine Months Ended
                                          ------------------------------------------------------------------------------------------
                                                   October 2, 1998                                       October 3, 1997
                                                   ---------------                                       ---------------
                                             Income      Shares      Per Share                 Income         Shares      Per Share
                                          (numerator) (denominator)    Amount                (numerator)   (denominator)     Amount
                                          --------------------------------------              --------------------------------------

      Basic EPS
      Income available to
         common shareholders                  $7,652       11,677         $0.66                 $81        11,162        $0.01
                                                                          =====                                          =====
      Effect of dilutive securities:
         Options                                  -           767                                 -           178
         Warrants                                 -           207                                 -             -
         Preferred Shares                         -         1,375                                 -           114
                                                ---        ------                               ---         -----
      Diluted EPS
      Income available to
         common shareholders
         and assumed conversions              $7,652        14,026        $0.55                 $81         11,454       $0.01
                                              ======        ======        =====                 ===         ======       =====

                            PSC Inc. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         FOR THE THREE MONTHS ENDED October 2, 1998 and October 3, 1997
                (All amounts in thousands, except per share data)
                                   (Unaudited)


(5)      DERIVATIVES

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

Results of Operations:  Three Months ended October 2, 1998 and October 3, 1997
------------------------------------------------------------------------------

Net Sales. Consolidated net sales during the three months ended October 2, 1998 decreased $0.4 million or 1% compared with the same period in 1997. International net sales increased 19% and represented approximately 54% of net sales in the third quarter of 1998 versus 45% of net sales in the third quarter of 1997. The increase in international sales is primarily due to the introduction of new products and the continued growth in the Company's European customer sales.

Gross Profit. Consolidated gross profit during the three months ended October 2, 1998 increased $0.3 million or 1% compared with the same period in 1997. As a percentage of sales, gross profit increased from 41.7% to 42.5%. The increase in gross profit percentage is primarily due to the change in product mix of the Company's handheld and fixed position product lines.

Engineering, Research and Development. Engineering, Research and Development (ER&D) expenses increased $0.7 million or 21%, as compared to the same period in 1997. As a percentage of sales, ER&D was 7.3% in the third quarter of 1998 versus 6.0% of net sales in the third quarter of 1997. The dollar increase is due to additional investments in developing new products and enhancing existing products.

Selling, General and Administrative. Selling, General and Administrative (SG&A) expenses decreased $0.1 million or 1%, as compared to the same period in 1997. As a percentage of sales, SG&A was 19.3% in 1998 and 1997.

Acquisition Related Restructuring and Other Matters. During the third quarter of 1996, the Company recorded a one-time, pretax charge of $10.0 million for the cost of restructuring its existing operations with those of Spectra which was acquired in July 1996. The restructuring program in part, provided for employee severance and benefit costs for the elimination of certain positions. As of October 2, 1998, all positions targeted in the restructuring program have been eliminated. Restructuring actions are expected to be completed by the end of 1998. The amount of the restructuring accrual at October 2, 1998 was approximately $0.7 million, which relates to current contractual obligations. There have been no reallocations or reestimates to date.

Interest Expense. Interest expense decreased $0.6 million versus the comparable period in 1997. The decrease is due to lower principal balances outstanding and a reduction in the Company's interest rates on its senior term loans and revolving line of credit, which resulted from an amendment to the bank credit agreements in April 1998.

Provision for Income Taxes. The Company recorded a $1.6 million tax provision in 1998 primarily due to an increase in pretax income. The Company's effective tax rate was 37% in both 1998 and 1997. The Company expects to record income tax expense at or about the combined federal and state statutory tax rate in 1998.

Results of Operations:  Nine Months ended October 2, 1998 and October 3, 1997
-----------------------------------------------------------------------------

Net Sales. Consolidated net sales during the nine months ended October 2, 1998 increased $3.6 million or 2% compared with the same period in 1997. International net sales increased 20% and represented approximately 52% of net sales in the first nine months of 1998 versus 45% of net sales in the first nine months of 1997. The increases are primarily due to the introduction of new products and the continued growth in the Company's European customer sales offset by the effects of the stronger U.S. dollar. The translation of sales denominated in foreign currencies was negatively impacted by $2.2 million in 1998 versus 1997.

Gross Profit. Consolidated gross profit during the nine months ended October 2, 1998 increased $3.2 million or 5% compared with the same period in 1997. As a percentage of sales, gross profit increased from 40.6% to 41.7%. The increase in gross profit percentage is primarily due to the change in product mix of the Company's handheld and fixed position product lines and a $1.0 million inventory write-off which was recorded in 1997 for the discontinuation of certain products.

Engineering, Research and Development. Engineering, Research and Development (ER&D) expenses increased $1.3 million or 13%, as compared to the same period in 1997. As a percentage of sales, ER&D was 7.3% in the first nine months of 1998 versus 6.7% of net sales in the first nine months of 1997. The dollar and percentage of sales increases are due to additional investments in developing new products and enhancing existing products.

Selling, General and Administrative. Selling, General and Administrative (SG&A) expenses decreased $4.2 million or 12%, as compared to the same period in 1997. As a percentage of sales, SG&A was 18.6% in 1998 versus 21.7% in 1997. As a result of efficiencies developed due to the integration of Spectra, the Company has continued to reduce its general and administrative expenses as a percentage of sales.

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

Acquisition Related Restructuring and Other Matters. During the third quarter of 1996, the Company recorded a one-time, pretax charge of $10.0 million for the cost of restructuring its existing operations with those of Spectra which was acquired in July 1996. The restructuring program in part, provided for employee severance and benefit costs for the elimination of certain positions. As of October 2, 1998, all positions targeted in the restructuring program have been eliminated. Restructuring actions are expected to be completed by the end of 1998. The amount of the restructuring accrual at October 2, 1998 was approximately $0.7 million, which relates to current contractual obligations. There have been no reallocations or reestimates to date. During the second quarter of 1998, the Company sold its 10% ownership interest in an industrial partner for approximately $2.0 million and incurred a charge for the release from a manufacturing rights and software licensing agreement for $1.9 million.

Interest Expense. Interest expense decreased $1.8 million versus the comparable period in 1997. The decrease is primarily due to lower principal balances outstanding and reduced interest rates, which resulted from an amendment to the bank credit agreements in April 1998.

Provision for Income Taxes. The Company recorded a $4.5 million tax provision in 1998 primarily due to an increase in pretax income. The Company's effective tax rate was 37% in both 1998 and 1997. The Company expects to record income tax expense at or about the combined federal and state statutory tax rate in 1998.

Discontinued  Operations.  During  the  second  quarter  of  1997,  the  Company completed the sale of TxCOM, which was acquired as part of the Spectra acquisition, for approximately $1.0 million. A loss of approximately $0.3 million, net of tax, was recorded.

Liquidity and Capital Resources:

Current assets increased $7.0 million from December 31, 1997 primarily due to an increase in accounts receivable and inventory. Current liabilities increased $1.8 million primarily due to an increase in current portion of long-term debt and accrued expenses offset in part by a reduction in accounts payable. As a result, working capital increased $5.2 million from December 31, 1997.

Property, plant and equipment expenditures totaled $4.1 million for the nine months ended October 2, 1998 compared with $5.9 million for the nine months ended October 3, 1997. The 1998 expenditures primarily related to manufacturing equipment and new product tooling.

The long-term debt to capital percentage was 67.6% at October 2, 1998 versus 76.6% at December 31, 1997 primarily due to increased equity from the results of operations and quarterly payments on the Company's senior term loans and subordinated promissory note. At October 2, 1998, liquidity immediately available to the Company consisted of cash and cash equivalents of $2.5 million. The Company has credit facilities totaling $116.5 million, of which, $17.0 million is available on these facilities. The Company believes that its cash resources and available credit facilities, in addition to its operating cash flows, are sufficient to meet its requirements for the next twelve months.

Year 2000

The Year 2000 problem is the result of many existing computer programs written in two digits, rather than four, to define the applicable year. Accordingly, date-sensitive software or hardware may not be able to distinguish between the year 1900 and year 2000, and programs that perform arithmetic operations, comparisons or sorting of date fields may begin yielding incorrect results. This could potentially cause a system failure or miscalculations that could disrupt operations, including, among other things, an inability to process transactions, send invoices, or engage in normal business activities. These Year 2000 issues affect virtually all companies and organizations.

The Company has developed plans to address the potential risks it faces as a result of Year 2000 issues. These risks include, among other things, the possible failure or malfunction of the Company's internal information systems, possible problems with the products and services the Company has provided its customers, and possible problems arising from the failure of the Company's supplier systems.

The Company has developed a  three-phase  plan to address its Year 2000 issues:

         (1)  Identification  of  software  and  hardware.   This  includes  the
              following:

               (a) Applications and information technology (IT) equipment, which includes all mainframe, network and desktop software and hardware, custom and packaged applications, and IT embedded systems;

               (b) Non-information technology (non-IT) embedded systems. This includes non-IT equipment and machinery. Non-IT embedded systems, such as security, fire prevention and climate control systems typically include embedded technology; and

               (c) Vendor relationships. This includes significant third-party vendors and supplier interfaces.

               Both   domestically   and   internationally,   the   Company  has
               substantially completed the identification stage and expects this phase to be fully completed by the end of December 1998.

         (2) Assessment of the software and hardware identified. This phase includes the evaluation of the software and hardware identified for Year 2000 compliance, the determination of the remediation method and resources required, and the development of an implementation plan. A significant portion of the assessment stage has been completed. The Company expects this phase to be fully completed by the end of January 1999.

         (3) Implementation of a remediation plan. This phase includes testing some modifications/upgrades in a Year 2000 simulated environment and vendor interface testing, if necessary. The Company has commenced implementation, both domestically and internationally, and expects this phase to be completed by the end of August 1999. The Company's remediation plan for its Year 2000 issue is an ongoing process and the estimated completion dates above are subject to change.

Overall, at this time the Company believes that its systems will be Year 2000 compliant in a timely manner for several reasons. Several significant operating systems are already compliant. Internationally, the Company is currently implementing new computer systems that were developed in the United States and are currently Year 2000 compliant. To the extent that current systems that will not be replaced have been determined to be non-compliant, the Company is working with the suppliers of such systems to obtain upgrades and/or enhancements to ensure Year 2000 compliance. Also, comprehensive testing of all critical systems is planned to be conducted in a simulated Year 2000 environment.

The Company believes that it will not be required to modify or replace significant portions of the products it presently develops and provides to customers as such products are not date dependent and, accordingly, will function properly with respect to dates in the Year 2000. Any products that are date dependent will be made Year 2000 complaint. All new products will be Year 2000 ready when released.

At this stage in the process, the Company has not identified any significant risks. However, the Company believes that the area of the greatest potential risk relates to significant suppliers' failing to remediate their Year 2000 issues in a timely manner. The Company is conducting formal communications with its significant suppliers to determine the extent to which it may be affected by those parties' plans to remediate their own Year 2000 issue in a timely manner. If a number of significant suppliers are not Year 2000 compliant, this could have a material adverse effect on the Company's results of operations, financial position or cash flow. At this point, the Company has not been advised by any significant supplier that it is not Year 2000 compliant.

The Company is developing its contingency plans and expects to have them completed by June 1999. To mitigate the effects of the Company's or significant suppliers' potential failure to remediate the Year 2000 issue in a timely manner, the Company will take appropriate actions. Such actions may include having arrangements for alternate suppliers, using manual intervention to ensure the continuation of operations where necessary and scheduling activity in December 1999 that would normally occur at the beginning of January 2000. If it becomes necessary for the Company to take these corrective actions, it is uncertain, until the contingency plans are finalized, whether this would result in significant delays in business operations or have a material adverse effect on the Company's results of operations, financial position or cash flow.

Based upon the Company's current estimates, incremental out-of-pocket costs of its Year 2000 program are expected not to be material. These costs are expected to be incurred primarily in fiscal 1999 and will be associated primarily with the remediation of existing computer software and hardware. Such costs are estimated to be approximately $0.5 million. Such costs do not include internal management time, which the Company does not separately track, nor the deferral of other projects, the effects of which are not expected to be material to the Company's results of operations or financial condition. The Company's total Year 2000 project costs include the estimated costs and time associated with the impact of third-party Year 2000 issues based on presently available information. However, there can be no guarantee that other companies upon which the Company relies will be able to timely address their Year 2000 compliance issues, the effects of which may be an adverse impact on the Company's results of operations.

Cautionary Statement Pursuant to Safe Harbor Provisions of the Private Securities Litigation Reform Act of 1995

Certain statements contained in this Management's Discussion and Analysis may be forward-looking in nature, or "forward-looking statements" as defined in the Private Securities Litigation Reform Act of 1995. Management cautions that these statements are estimates of future performance and are highly dependent upon a variety of important factors, which could cause actual results to differ materially from the estimate. These factors include the market acceptance of products, competitive product offerings, the disposition of legal issues, the ability of the Company to identify and address successfully the Year 2000 issues in a timely manner and at costs that are reasonably in line with projections, and the ability of the Company's vendors to identify and address successfully their own Year 2000 issues in a timely manner. Profits also will be affected by the Company's ability to control manufacturing and operating costs. Reference should be made to filings with the Securities and Exchange Commission for further discussion of factors that could affect the Company's future results.

PART II:  OTHER INFORMATION

Item 1:   Legal Proceedings:

          The descriptions of the Company's legal proceedings with Symbol Technologies, Inc. ("Symbol"), set forth in Item 3 of the Company's Annual Report on Form 10-K for the fiscal period ended December 31, 1997 (the "Litigation") are incorporated herein by reference.

          On September 11, 1998, the Company made a motion for partial summary judgment on the issue of patent misuse on the part of Symbol. By letter, dated September 17, 1998, the Court advised the parties that the trial date for the contract issues, scheduled for October 13, 1998, was canceled and that the partial summary judgment motion would be heard on October 7, 1998. Thereafter, Symbol cross moved for partial summary judgment that it had not engaged in patent misuse. Oral argument of the motions took place before the Court on October 7, 1998.

          On October 22, 1998, the Court granted the Company's motion and denied Symbol's cross motion. The Court stated that "Because Symbol has engaged in patent misuse with respect to the '297 and '186 patents by attempting to collect double royalties on the same product under those patents, I hereby grant plaintiff's partial motion for summary judgment, deny defendant's motion for summary judgment, and find that the '297 and '186 patents are unenforceable as against PSC from April 1, 1996, the day on which Symbol was notified of the misuse, through the present, and until such misuse is purged. Accordingly, PSC is not obligated to pay royalties to Symbol under those patents pursuant to either its 1991 or 1996 licensing agreements for products manufactured or sold on or after April 1, 1996."

          Symbol has moved for reconsideration of the Court's Decision, and has also moved for permission to appeal immediately, rather than wait until the end of the case. These motions are scheduled to be heard on December 16, 1998.

          The trial of the contract issues has not yet been rescheduled.

Item 2:   Changes in Securities:  None

Item 3:   Defaults upon Senior Securities:  None

Item 4:  Submission of Matters of Shareholders to a Vote of
         Security Holders:  None

Item 5:   Other Information:  None

Item 6:   Exhibits and Reports on Form 8-K

          (a)  Exhibits:  None

          (b)  Reports on Form 8-K:   None

SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              PSC Inc.



DATE:  November 16, 1998..........By: /s/ Robert C. Strandberg
                                      Robert C. Strandberg
                                      President and Chief Executive Officer

DATE:  November 16, 1998..........By: /s/ William J. Woodard
                                      William J. Woodard
                                      Vice President and Chief Financial Officer

DATE:  November 16, 1998..........By: /s/ Michael J. Stachura
                                      Michael J. Stachura
                                      Vice President of Finance
                                      (Principal Accounting Officer)