Form 10-K
period 1998-12-31
PSC INC
filed 1999-03-30
CIK 319379

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

(Mark One)

[X] Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

     For the fiscal year ended December 31, 1998 or

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the transition period from       to____

Commission file number:  0-9919

                                    PSC Inc.
              ----------------------------------------------------
              Exact name of registrant as specified in its charter

       New York                                            16-0969362
------------------------------                          ------------------
State or other jurisdiction of                          IRS Employer ID No.
incorporation or organization

  675 Basket Road, Webster, New York                         14580
--------------------------------------                      ------
Address of principal executive offices                      Zip Code

Registrant's telephone number, including area code:  716-265-1600


                    Securities registered pursuant to Section
                               12(b) of the Act:

                                      None
                                      ----

 Securities registered pursuant to Section 12(g) of the Act: Nasdaq Stock Market

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

As of March 26, 1999, the aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $83,980,278 (Assumes officers, directors and any shareholder holding 5% of the outstanding shares are affiliates.)

As of March 26, 1999, there were outstanding 11,900,175 shares of Common Stock.

Documents incorporated by reference:
Portions of PSC Inc.'s Proxy Statement for the Annual Meeting of Shareholders to be held on May 12, 1999 are incorporated into Part III of this Form 10-K.

                                TABLE OF CONTENTS

                                     PART I
                                                                         PAGE
Item   1:  Business.....................................................    4
Item   2:  Properties...................................................   17
Item   3:  Legal Proceedings............................................   17
Item   4:  Submission of Matters to a Vote of Security Holders..........   17
                Executive Officers of Registrant........................   18

                                     PART II

Item   5:  Market for Registrant's Common Equity and Related
              Security Holder Matters...................................   21
Item   6:  Selected Financial Data......................................   22
Item   7:  Management's Discussion and Analysis of Financial
              Condition and Results of Operations.......................   23
Item   8:  Financial Statements and Supplementary Data..................   29
Item   9:  Changes in and Disagreements with Accountants
              on Accounting and Financial Disclosure....................   29

                                    PART III

Item  10:  Directors and Executive Officers of the Registrant...........   29
Item  11:  Executive Compensation.......................................   29
Item  12:  Security Ownership of Certain Beneficial Owners and
              Management................................................   29
Item  13:  Certain Relationships and Related Transactions...............   29

                                     PART IV

Item  14:  Exhibits, Financial Statement Schedules and Reports
              on Form 8-K...............................................   30

                                     PART I

                                ITEM 1: BUSINESS
Company Overview

         PSC Inc., together with its subsidiaries, (the Company) was incorporated in the State of New York in 1969. The Company designs, manufactures and markets a broad line of laser and non-laser based handheld and fixed position bar code scanners, bar code engines, verifiers, integrated sortation and point-of-sale (POS) scanning and automated dimensioning systems for the worldwide Automatic Identification and Data Capture (AIDC) market. The Company's products serve as the "front end" of terminals or host computers and are used to identify, capture, process and transmit data. The Company has developed products for AIDC at every stage of the product supply chain from raw material, manufacturing and warehousing, to logistics, transportation, inventory management and POS. The Company's products are used throughout the world in automated data collection solutions in the food, general retail, health care and other industries, and in government.

         The Company has positioned itself within the AIDC industry by selling both domestically and internationally. International sales accounted for approximately 52% of the Company's 1998 total sales. The Company has a diversified customer base comprised of original equipment manufacturers (OEMs), value-added resellers (VAR's), distributors, system integrators and end users. The Company's distribution relationships have enabled it to introduce its products (generally under non-PSC labels) to new vertical markets, and have fostered the development of strategic relationships with leading AIDC participants and end users. The Company operates within one industry segment: automatic identification and data capture.

         In September 1997, the Company completed a private placement of Convertible Preferred Shares with Hydra Investissements S.A., a Luxembourg corporation. The net proceeds to the Company from the offering were $10.2 million. The Company used the proceeds to repay a portion of its senior revolving credit facility.

         In 1996, the Company acquired Spectra-Physics Scanning Systems, Inc., TxCOM S.A. and related businesses (Spectra). Spectra was one of the world's leading manufacturers of countertop and in-counter fixed position bar code scanners for retail POS applications. The purchase price was approximately $140.0 million and was accounted for as a purchase and is included in the 1996 Consolidated Financial Statements since the date of acquisition.

         The Company's corporate headquarters are located in the Rochester, New York suburb of Webster. The Company designs, manufactures, sells, distributes and services its products from world-class manufacturing facilities in Webster, New York and Eugene, Oregon. The Company has sales and service offices throughout Europe, Asia, Australia and the Americas.

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

         The Company is currently active in most retail applications and sells its countertop, in-counter and handheld bar code scanners to customers in most retail segments. In addition, the Company has begun to target systems-oriented and segment-specific products. One such product currently being marketed by the Company is U-Scan(R) Express Self-Checkout System, an automated grocery store self-checkout system developed and licensed to the Company by Optimal Robotics Corporation. The U-Scan(R) Express Self-Checkout System, which has been installed in several major supermarket chains and is currently being tested by several national mass merchandise chains, is designed to permit supermarket customers to scan, bag and pay for purchases with little or no assistance from store personnel.

Commercial and Industrial

         The commercial and industrial segment is comprised of commercial, manufacturing, warehousing and distribution applications of bar code systems within retail, service, manufacturing, logistics, health care and transportation businesses and organizations. These industries have adopted bar code standards and installed bar code systems in order to increase productivity and increase the reliability of data transactions. Automated data collection and communication is now used, for example, to track insurance forms and financial documents, record quality levels of manufactured items, sort parcels, mail and airline baggage, prepare shipping manifests and catalog blood and plasma inventories. Automatic dimensioning of cartons allows shippers to maximize loads and more accurately invoice shipping costs. The Company is currently active in several of these applications across a variety of market segments.

Company Products and Services

         The Company offers a wide range of laser based bar code scanning products such as handheld, countertop, in-counter, fixed position and unattended scanners and scan engines for use by business, industry and government in multiple applications. To ensure the quality of bar codes themselves, the Company offers a full line of barcode verifiers. In addition, the Company markets a full line of accessories, software and supplies to support its products. This line includes such items as cables, stands, printers, mounts, electronic article surveillance antennas, AC power supplies, product documentation and software configurations, carrying cases, batteries and battery chargers. An early entrant in the AIDC industry, the Company is committed to ongoing innovation in product design, manufacturing, product performance and customer satisfaction.

         The Company's products include:

Fixed Position Scanners:  Retail

360-Degree Scanner and Scanner/Scale (Magellan SL(TM) Scanner). In 1997, the Company introduced the Magellan SL(TM) Scanner. The Magellan SL Scanner is a variant of the original Magellan(R) line, the industry's first 360-degree scanner and scanner/scale. The Magellan SL has a smaller size to accommodate installation in the narrower check-stands common in Europe, Asia and large cities throughout the world. The Magellan SL with all the benefits of the original Magellan, is capable of simultaneously reading the bottom and all four sides of grocery store items, a full 360 degrees, thereby increasing productivity and improving ergonomics by reducing the need for checkers to twist, turn or lift items for scanning. The Magellan SL is available with an integrated, 30 pound capacity scale which allows retailers to combine the scanner and scale functions into a single unit. Both the scanner and scanner/scale are designed for easy installation into new and existing check-stands. A key feature of the Magellan SL Scanner/Scale is the L-shaped, All-Weighs(TM) Platter. With the All-Weighs Platter, the scanner/scale's vertical window and frame are an integral part of the scale weighing platter, allowing checkers to lean oversized items against the vertical window, intentionally or unintentionally, and get an accurate weight. As in the original Magellan, an integrated electronic article surveillance antenna is also available for use in deactivating RF-based security tags. Magellan SL autodiscriminates UPC/EAN and up to three industrial bar codes, and is available with advanced Edge(TM) decoding software that enables the scanner to read torn and disfigured labels. Magellan SL also reads UPC/EAN and Code 128 supplemental codes, such as those found on books, periodicals and coupons.

High Performance Horizontal Scanner (HS1250). The Company sells the HS1250, a compact, high performance horizontal scanner for grocery, drug, discount and home improvement store applications. The HS1250 reads UPC/EAN and industrial bar codes and features advanced Edge decoding software. It is also available with an integrated electronic article surveillance antenna for use in deactivating RF-based security tags. The scanner includes an integrated mount to simplify installation. A sleep mode, which turns off the motor and laser after periods of inactivity, reduces power consumption and prolongs the life of the scanner.

High Performance Vertical Scanners (VS1000 and VS1200). The Company sells the VS1000 and VS1200 compact vertical scanners which include scan geometry optimized for vertical scanning applications in limited space areas such as pharmacies, variety and convenience stores. These products permit bar codes to be read whether the handler is presenting the bar code to the scanner or sweeping the bar code across the scanner in a continuous movement. The VS1000 autodiscriminates up to four bar code types and reads UPC/EAN and industrial bar codes. The VS1200, in addition to the above features, also incorporates the Company's advanced Edge decoding software. The VS1200 is well suited for performance demanding applications in supermarkets and hypermarkets. Both the VS1000 and VS1200 are available with an optional integrated electronic article surveillance antenna for use in deactivating RF-based security tags.

Compact Scanners (Duet(TM) and VS800). The Duet(TM) Scanner, announced in 1997, is a compact "dual action" scanner that combines features of both countertop and handheld scanners. Standard bar coded items are presented or swept by the scanner's 19 line omni-directional scan window. Pick lists and large, bulky goods are easily processed using Duet's Targeted Handheld Mode by simply picking up the scanner and pointing it at a bar code. With an innovative scan pattern and a 9" depth-of-field, Duet provides superior performance and fast throughput. The ergonomic design of the Duet Scanner makes it exceptionally easy to use and easy on the user.

The VS800 is the company's newest fixed position scanner. Announced in 1998, this compact scanner is perfect for situations where space is at a premium. Fully adjustable and able to be mounted in a wide variety of orientations, the VS800 provides aggressive, highly affordable hands-free scanning performance in a very small package. The VS800 is ideally suited for convenience stores, pharmacies, specialty retailers and small grocers.

Retail Automation Systems

         The Company is currently marketing the U-Scan(R) Express Self-Checkout System, a stand-alone self-checkout system, to major supermarkets and mass merchandisers in the U.S. Designed and licensed to the Company by Optimal
Robotics Corporation, a Montreal-based company, the system is targeted for retail store express lanes and incorporates scanning, interactive video, security system and money tendering (cash, credit or debit) into a complete stand-alone unit. The U-Scan(R) Express is designed to permit customers to scan, bag and pay for their own purchases with little or no assistance from store personnel, thereby speeding checkout and improving store productivity. To date, the U-Scan(R) Express System has been installed in a number of major supermarket chains nationwide and discussions are underway for future installations with several large food and non-food retailers.

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

Ruggedized Industrial Scanners (5300 IP). Like the 5300 HP, the Company's high performance 5300 IP handheld scanners are based on its 5301 scan engine platform. The 5300 IP series scanners were designed for extreme durability and performance for jobs in demanding environments. They are ideal for use in warehouses, distribution centers, automotive plants, utilities, cold storage warehouses and at chemical plants. They can withstand rugged conditions such as multiple six foot drops to concrete and temperatures as low as -22oF (-30oC) as are encountered in walk-in freezers. In 1997, the Company introduced the AutoRange(TM) scanner which is essentially two scanners in one. This scanner is ideally suited for warehouse and distribution center applications for reading bar code labels at long distances as well as up close.

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

Retail, POS and Commercial Scanners (QuickScan(TM) and SP400). The QuickScan(TM) is a full feature, full function, full performance scanner incorporating the Company's smaller scan engine platforms. The Quick Scan GP(TM) provides general performance scanning in lower volume POS and commercial applications with consistent bar code placement and location. The QuickScan HP(TM) addresses the scanning requirements for higher volume retail and commercial applications where handling mixed and inconsistently marked items requires greater depth-of-field and enhanced scanning performance. The QuickScan EP(TM) provides extended performance and longer range scanning applications up to five feet. The QuickScan(TM) 6000 Plus was designed specifically for the retail POS and features an unprecedented combination: the superior performance and rugged design of a high-end POS scanner, priced affordably. Its advanced ergonomic design was developed with operator comfort in mind -- a critical factor that ensures prolonged operator productivity. The size and shape of QuickScan makes it comfortable to hold independent of handedness and hand size.

Announced in 1998, the QuickScan(TM) 1000 Scanner provides the same superior scan performance of the QuickScan 6000 Plus in a sleek triggerless design. The QuickScan 1000 is an ergonomically designed triggerless laser scanner, ideal for use in both hands-free (with optional countertop stand) and handheld applications. LaserSense(TM) automatic wake-up software provides for fast wake up and immediate read through the scanner's 10" depth-of-field. The QuickScan 1000 scanner also features a 650 nm (nominal) laser option, perfect for use in bright light environments. With snappy performance in hands-free and handheld applications, the QuickScan 1000 is the perfect laser scanner.

The QuickScan 200(TM) Scanner, which was also announced in 1998, is a lightweight, ergonomic, handheld CCD (charge coupled device) scanner for retail and light commercial applications. The QuickScan 200 offers the ability to read all major retail and industrial bar code symbologies and autodiscriminate any four at a time. Five single and six dual interfaces are available. With dual interfaces, changing the interface is as easy as changing the cable. Standard with the QuickScan 200 is a 5 foot cable with power off the terminal. An RS232 version is available with optional external power. The QuickScan 200 comes with a one year warranty, and is backed by the Company's quality and reliability.

The SP400 offers higher performance levels by combining a visible laser diode light source, patented signal processing technology, long depth-of-field and wide-angle reading. The SP400 family includes a variety of models for retail and industrial applications. The SP400 EP (Extreme Performance) scanner is the only handheld scanner on the market to offer a true seal against windblown dust and rain. This feature, combined with other enhancements to the housing, gives the SP400 EP the highest rating in the industry for ruggedness and durability, and makes it ideal for outdoor use.

Fixed Position Scanners: Commercial and Industrial

Miniature Scanners: The LazerData(R) 9000, 11000 and 12000 offer a complete line of compact, versatile, industrial miniature line scanners aimed at the high-speed automated sorting or identification applications in the demanding environments of the manufacturing and material handling markets. The LD11000 is our most compact and economical industrial line scanner. It is capable of reading narrow bars ranging from 6 to 20 mils over a 10" depth-of-field with scan rates as high as 600 scans per second. When greater scan coverage is required, the LD12000 is the scanner of choice. With scan windows as great as 12" and two rastering patterns, the LD12000 can locate bar codes anywhere on a carton. Both models come with LDHost, an easy to use versatile software package that makes configuring the scanners for a customer's application a breeze. For the most demanding applications, the LD9000 is selected. With read ranges out to 26", depth-of-fields of 24" and scan rates up to 2000 scans per second, the LD9000 offers the performance of many larger high-performance line scanners.

High-End Line Scanners: With the addition of LazerData 16000 to the LD8000 family of line scanners, the Company now offers the most complete line of high-end line scanners. The LD16000 is exceptional for reading bar codes on the side of packages, where as, the LD8000 is perfect for reading bar codes on the front and back. In addition, the LD8000 is an integral component of the fast growing tunnel scanning market. Features include auto-focusing and Time Slice Decoding (TM) (TSD) which allows the scanner to read only a small portion of a code on each of several successive scans and reconstruct the entire bar code. With scan rates from 330 to 1600 scans per second and carton tracking, there is a LD16000 or LD8000 for any customer requirement.

Mid Range Omnidirectional Scanning: The LazerData 8000LX offers a low cost omnidirectional scanning solution by creating an "X" pattern using only a single laser. To achieve greater depths-of-field, increased scan coverage, or to scan more than one face of the carton at a time, the LD8000LX can be chained together providing a single output to the customer. With TSD and tracking built into the scanner, more than one bar code can be in the scan zone at one time maximizing the system throughput. The LD8000LX can read bar code labels moving at speeds of up to 500 feet per minute.

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

Scanning Tunnel Systems. By using multiple scanners oriented around a conveyor belt, PSC offers a unique solution to solve high-speed sortation problems where cartons may have a bar code label on any surface of a carton, even the bottom, or multiple labels on multiple sides of the carton. With the ScanManager(TM), this system can track up to 16 cartons at one time at conveyor speeds up to 300 feet per minute.

Scan Engines

         The Company's scan engines are self-contained bar code reading components, which OEMs build into a variety of products. The Company's scan engines incorporate all of the electronic, optical and mechanical components required for laser scanning in a single package which can be easily integrated. The various models manufactured by the Company are based on its 5301 "large" platform, the smaller 5303 version or the miniaturized Minuet(TM) Direct

Illumination(TM) bar code engine or LM500. The 5301 platform is about the size of a deck of playing cards and occupies a volume of 10 cubic inches. In response to industry demands for a smaller scanning platform, the Company introduced the 5303 scan engine, which is about half the footprint of the 5301 and occupies 3.5 cubic inches. The Company introduced an even smaller scan engine, the Minuet Direct Illumination bar code engine. This miniature engine has a volume of only
1.2 cubic inches. In a Direct Illumination bar code engine system, there are no reflective optics; the laser is mechanically swept to directly illuminate the bar code. The Minuet Direct Illumination can significantly enhance bar code reading performance in a variety of OEM products such as portable data collection devices; laptop, handheld and palmtop computers; diagnostic and test equipment; and ticket issuing machines. The newest edition to the scan engine family is the LM500 Plus Scan Module. Introduced in 1998, the LM500 Plus is the lightest scan engine in its class and features RapidStart(TM) circuitry for the fastest start-of-scan in the industry with very low power consumption.

Quick Check(R) Verifiers

         The Company's line of Quick Check(R) verifiers is designed to ensure that the customer is producing, using and receiving quality bar code symbols. Quick Check verifiers can display a simple pass/fail report or provide a detailed quality analysis. These verifiers are sold as handheld, desktop, PC based or printer/labeler mounted on-line models. They analyze bar codes for traditional print quality such as wide to narrow ratio, print contrast, bar growth or loss, dimensions and formats, or analyze based upon quality parameters found in the American National Standards Institute (ANSI), European Committee for Standardisation (CEN) and International Standards Organization (ISO) guidelines such as edge determination, reflectance minimum, symbol contrast, modulation, decodability and edge contrast minimum. When mounted on-line, the Quick Check verifier results can automatically control the user's system and cause it to pause, reprint, shutdown or activate an alarm. All Quick Check verifiers are designed and manufactured to meet national, international and industry specified standards (such as those created by the Uniform Code Council and the Automatic Identification Manufacturers, Inc.) and provide traceability to the National Institute of Standards and Technology (NIST) for compliance to ISO 9000 and QS 9000 requirements.

Sales and Marketing

         The Company sells its products domestically and internationally through a diversified customer base comprised of OEMs, third party resellers and end users. International sales increased from approximately $55.2 million, or 38% of net sales, in 1996 to approximately $112.0 million, or 52% of net sales, in 1998. Management believes that the international markets for bar code products are less developed and intends to broaden its international sales and provide additional sales and marketing support to its international operations.

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

         In addition to its sales and marketing staff in Webster, New York and Eugene, Oregon, the Company has regional sales representatives in the United States and sales offices throughout Europe and the Asia Pacific regions that provide sales, service and support to the Company's domestic and international customers.

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

Customer Support and Service

         The Company is dedicated to providing consistently high customer service on a national and international basis. The Company maintains a highly responsive customer support and service organization that bridges the Company's marketing, engineering and manufacturing functions. The customer support and service personnel receive extensive training in all of the Company's products and assist customers with ordering, product scheduling, coordinating service repairs, procuring replacement parts, and managing warranties and service contracts. The Company's Webster, New York and Eugene, Oregon customer support and service organizations have met ISO 9001 quality registration levels.

Customers

         The Company sells its products to OEMs, VARs, distributors, systems integrators and end users. During 1998, 1997 and 1996, no individual customer accounted for greater than 10% of net sales. The Company's arrangements with major customers are generally nonexclusive.

Engineering, Research and Product Development

         The Company's engineering, research and product development (ER&D) programs are aimed at applying its technology to develop new products, improve its existing products' reliability, ergonomics and performance, and reduce manufacturing and related support costs. Current programs focus on new advances in fixed and portable bar code scanning, retail applications, such as retail self-checkout systems, and new generations of laser and CCD scan engines. The Company also carries on significant development programs in electronics design, bar code acquisition and decoding, RF communications, optical signal detection, software, network architectures, advanced mechanical structures and automated manufacturing methods. Computer-aided design and computer-aided manufacturing tools assist the Company's research and development efforts by permitting computer simulation of proposed products. These tools include electronics circuit modeling, optics analysis and three-dimensional mechanical product modeling.

         Substantially all of the Company's research and development is performed by its own staff. The Company believes its technical strengths are in the specialty disciplines of lasers, electro-optics, video imaging, signal processing, decoding and software development.

         The Company's ER&D expenses were approximately $15.7 million, $13.4 million, and $11.1 million in 1998, 1997, and 1996, respectively. Such amounts do not include expenditures by the Company for manufacturing engineering activities.

Manufacturing and Suppliers

         The Company designs, engineers and manufactures substantially all of its scanning products at its Webster, New York headquarters or its Eugene, Oregon facility. The Company's design and process approach allows end-of-line configuration of generic modules to meet a multitude of specific customer needs. Statistical methods are used throughout the factory and with critical suppliers in order to control important processes. The Company makes extensive use of computer integrated systems and software for purposes of resource planning, such as material requirements, assembly planning and scheduling, and order management.

         The Company seeks to design and manufacture products that optimize performance, quality, reliability, durability and versatility. These designs facilitate cost-efficient materials sourcing and assembly methods with high standards of workmanship. The Company has invested and will continue to invest in capital equipment such as printed circuit board surface mount machines that automate production, increase capacity and reduce direct labor costs. Computer operated equipment is used for testing at all levels of production to assure repeatable, reliable performance and accurate data collection. The Company has designed many of its own tools, fixtures and test equipment. The Quick Check product is manufactured by an independent third party. The Company believes its relationship with this manufacturer to be good, and the loss of this manufacturer would not have a material effect on the Company.

         The Company does not have long-term supply contracts with its vendors. The Company currently relies on single suppliers, some of whom manufacture at a number of locations, for some key components of its products. The Company believes that maintaining ongoing relationships with single suppliers who have proven that they are capable of meeting the Company's standards of quality, on-time delivery and cost containment has enabled it to increase the value of its product to its customers. Although the Company maintains 30 to 60 day inventories of key components and alternative sources of key materials are available, the Company could incur set-up costs and delays in manufacturing should it become necessary to replace key vendors due to work stoppages, shipping delays, quality problems, financial difficulty or other factors, and under certain circumstances, these costs and delays could have a material adverse effect on the Company's operations.

Competition

         The AIDC industry is highly competitive with rapid technological change and intellectual property developments being key competitive factors. The
Company also competes on the basis of innovative design, high quality manufacturing, and technical expertise in scanning and wireless RF systems, level of sales and support services, price and overall product functionality, and fitness for use. Failure to keep pace with product and technological advances could negatively affect the Company's competitive position and prospects for growth. Many firms manufacture and market bar code reading equipment utilizing laser technology. In addition, the Company's bar code reading equipment also competes with devices which utilize technologies other than laser scanners such as CCDs and optical wands. The Company faces competitive pressures from various companies in each of its product categories. Many of the Company's competitors have substantially greater financial, manufacturing, research and development, and marketing resources than the Company. The Company believes its principal competitors for its handheld bar code scanner products are Symbol Technologies, Inc. (Symbol), and Metrologic Instruments Inc. (Metrologic). The Company's principal competitors in the fixed position scanner market are Accu-Sort Systems, Inc. and CI/Matrix. The Company believes its principal competitors for its line of in-counter and on-counter scanner products are NCR Corporation, Fujitsu Ltd., Symbol, Scantech B.V. and Metrologic. The principal competitors for its line of verifiers are Stratix (formerly Bar Code Systems) and RJS Inc. The Company's principal competitor for POS self-checkout systems is Productivity Solutions, Inc.

         No assurance can be given that the Company will be able to compete successfully against current and future competitors or that the competitive factors faced by the Company will not have a material adverse effect on the Company's operations.

Intellectual Property

         The Company believes that certain of its products are proprietary and consequently relies on a combination of United States and foreign patent, trade secret, copyright and trademark law to establish and protect its proprietary rights. The Company currently holds more than 230 United States patents and also has certain foreign patents pertaining to various technologies associated with its products. These patents expire on various dates between 2003 and 2015. The Company currently has a number of patent applications pending in the United States and in a number of foreign countries. In addition, the Company expects that its continuing research and development efforts will result in the creation of new proprietary rights for which it will seek patent protection.

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

Employees

         As of March 1, 1999, the Company had approximately 1,200 full-time employees. In addition, the Company at various times makes use of temporary labor in its manufacturing operations. Approximately 10% of the work force is located outside the United States, based in offices throughout Europe and the Asia Pacific regions. The Company believes that its future success will depend in part on its ability to recruit and maintain highly qualified management, marketing, technical and administrative personnel. None of the Company's employees is represented by a labor union. Management believes that its relationship with employees is good.

Government Regulation

         Certain products of the Company must comply with regulations promulgated by the United States Food and Drug Administration's Center for Devices and Radiological Health (CDRH), the Federal Communications Commission
(FCC), as well as, Underwriters Laboratories (UL), the Canadian Standards Association (CSA), the European Community Standards (CE), TUV Rheinland (Europe) and TUV Product Services, which are corresponding agencies for certain foreign countries. The regulations are in the areas of laser light emissions, intentional or non-intentional RF energy emissions, standards for weighing instruments and European electromagnetic compatibility (EMC) directives. The regulations mandate, among other items, warning labels, safety features, and establish certain levels for laser power, weight measuring, voltage and electromagnetic fields. The Company's operations are also subject to certain federal, state and local requirements relating to environmental, waste management, health and safety regulations. Management believes that the Company's business is operated in compliance with applicable government, environmental, waste management, health and safety regulations. There can be no assurance that future regulations will not require the Company to modify its products to meet revised energy output or other requirements. Failure to comply with future regulations could result in a material adverse effect on the Company's results of operations.

         All products manufactured by the Company are produced under quality systems compliant to ISO 9001. The Company received its ISO 9001 registration from National Quality Assurance, USA Inc. (NQA, USA), an accredited registrar that performs assessments of management systems against requirements of national and international standards.

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

         Accordingly,  such  statements  are  qualified  in  their  entirety  by reference to and are accompanied by the following discussion of certain important factors that could cause actual results to differ materially from such forward-looking statements. The risks included here are not exhaustive. Furthermore, reference is also made to other sections of this report which include additional factors which could adversely impact the Company's business and financial performance. Moreover, the Company operates in a very competitive and rapidly changing environment. New risk factors emerge from time to time and it is not possible for management to predict all such risk factors, nor can it assess the impact of all such risk factors on the Company's business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.
Accordingly, forward-looking statements should not be relied upon as a prediction of actual results.

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

RISK FACTORS

Debt Service. The Company incurred substantial indebtedness in connection with the acquisition of Spectra, of which, $93.2 million was outstanding as of December 31, 1998. The indebtedness could have important consequences, including the following: (i) the Company's ability to obtain additional financing in the future for working capital, capital expenditures, acquisitions or general corporate purposes may be impaired; (ii) a substantial portion of the Company's cash flow from operations must be dedicated to the payment of interest on the indebtedness, thereby reducing the funds available to the Company for other purposes; (iii) the agreements governing the Company's long-term indebtedness contain certain restrictive financial and operating covenants; (iv) certain indebtedness under the senior debt will be at variable rates of interest which would cause the Company to be vulnerable to increases in interest rates; (v) all of the indebtedness outstanding under the senior debt is secured by substantially all the assets of the Company; (vi) the Company is substantially more leveraged than certain of its competitors which might place the Company at a competitive disadvantage; (vii) the Company may be hindered in its ability to adjust rapidly to changing market conditions and (viii) the Company's substantial degree of leverage could make it more vulnerable in the event of a downturn in general economic conditions or its business.

         As a result of the indebtedness incurred in connection with the acquisition of Spectra, a substantial portion of the Company's cash flow will be devoted to debt service. The ability of the Company to continue making payments of principal and interest will be largely dependent upon its future financial performance.

Technological Change. The market for the Company's products is characterized by rapidly changing technology, evolving industry standards, changes in customer requirements, and frequent new product introductions and enhancements. The Company's future success will depend on its ability to enhance its current products, to develop new products on a timely and cost-effective basis, and to respond to changing customer requirements and technological developments.
Certain of the Company's competitors spend larger amounts on research and development efforts than the Company. Any failure by the Company to anticipate or respond adequately to changes in technology and customer preferences, or any significant delay in product development or introduction, could have a material adverse effect on the Company's financial condition and results of operations. There can be no assurance that the Company will be successful in developing and marketing on a timely or cost-effective basis, product enhancements or new products that respond to technological advances by others, or that such product enhancements or new products will achieve market acceptance.

Dependence on Intellectual Property Rights. The Company's success is dependent in part on its ability to obtain patent protection for its products, maintain trade secret protection and operate without infringing on the proprietary rights of others. The Company currently owns over 230 United States patents having expiration dates from the year 2003 to the year 2015, and also has certain foreign patents. The Company has filed, and intends to file, applications for additional patents covering its products. There can be no assurance that any of these patent applications will be granted, or that the Company will develop additional products that are patentable and do not infringe upon the patents of others, or that the patents issued to or licensed by the Company will provide the Company with a competitive advantage or adequate protection for its products. In addition, there can be no assurance that the Company's competitors will not develop technology or know-how, to obtain patents, that could limit the Company's ability to compete in the future or that patents issued to or licensed by the Company will not be challenged, invalidated or circumvented by others.

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

         On October 22, 1998, the Court granted the Company's motion for partial summary judgment on the issue of patent misuse on the part of Symbol and denied Symbol's cross motion. Accordingly, PSC is not obligated to pay royalties to Symbol under the `297 and `186 patents pursuant to either of its licensing agreements for products manufactured or sold on or after April 1, 1996. Symbol has moved for reconsideration of the Court's Decision, and has also moved for permission to appeal immediately, rather than wait until the end of the case. These motions were submitted on December 16, 1998. No decision has been rendered yet.

         There can be no assurance that others will not assert claims against the Company that result in litigation. Any such litigation could result in significant expense, adversely impact the Company's marketing, give rise to certain indemnity rights on the part of customers and divert the Company's attention from other matters. If any of the Company's products were found to infringe a third-party patent, the third party could be entitled to injunctive relief, which would prevent the Company from selling any such infringing products. In addition, the Company could be required to pay monetary damages. Although the Company could seek a license to sell products determined to infringe a third-party patent, there can be no assurance that a license would be available on terms acceptable to the Company. The Company could also attempt to redesign any infringing products so as to avoid infringement, although any effort to do so could be expensive and time-consuming, and there can be no assurance the effect would be successful. Although the amount of any liability with respect to such litigation cannot be determined, in the opinion of management, such liability will not have a material adverse effect on the results of operations, financial position or cash flows. See "Business - Intellectual Property."

Competition. The AIDC industry is highly competitive with rapid technological change, product improvements, new product introduction and intellectual property developments representing key competitive factors. The Company also competes on the basis of innovative design, high quality manufacturing, technical expertise in scanning, level of sales and support services, price and overall product functionality, and fitness for use. Failure to keep pace with product and technological advances could negatively affect the Company's competitive position and prospects for growth. Several of the Company's competitors have substantially greater financial, technical, marketing and other resources than the Company. As a result, they may be able to respond more quickly to new or emerging technologies and to changes in customer requirements, or to devote greater resources to the development, promotion and sale of their products, than can the Company. In addition, other larger corporations could enter the AIDC industry. Increased competition is likely to result in average selling price reductions, reduced operating margins or loss of market share. No assurance can be given that the Company will be able to compete successfully against current and future competitors or that the competitive factors faced by the Company will not adversely affect its business, financial condition or results of operations. See "Business--Competition."

Product Transitions. The Company is dependent upon the introduction of new and improved products. The Company's financial performance is dependent upon the successful introduction of these products. The success will be dependent, among other things, upon the ability of the Company to complete development of certain products, customer acceptance of and demand for these products, and the ability of the Company to efficiently manufacture these products and to meet delivery schedules. The introduction of new and enhanced products requires the Company to manage the transition from older products in order to minimize disruption in customer ordering patterns, avoid excess levels of older material inventories and ensure that adequate supplies of new product can be delivered to meet customer demand. There can be no assurance that the Company will successfully manage the transition to selling new products. The failure to do so could have a material adverse effect on the Company's business, financial condition or results of operations.

Dependence on Sales by Third Parties: Significant Customers. A significant portion of the Company's net sales is dependent upon the ability of its OEM, VAR, distributor and systems integrator customers to develop and sell products that incorporate the Company's scanning products. Factors, including economic conditions, patent positions, inventory positions, the ability to sell the Company's products to end users, regulatory requirements and marketing restrictions that adversely affect the operations of the Company's OEM, VAR, distributor and systems integrator customers can have a substantial impact upon the Company's financial results. No assurances can be given that the Company's OEM, VAR, distributor and systems integrator customers will not experience financial or other difficulties that could adversely affect their operations and, in turn, the results of operations of the Company. During 1998, 1997 and 1996, no individual customer accounted for more than 10% of net sales. See "Business--Sales and Marketing" and "--Customer Support and Service."

Risks Associated with International Operations. The Company's sales to international customers increased from $55.2 million or 38% of total net sales in 1996 to $112.0 million or 52% of net sales in 1998. The Company intends to continue to expand its operations outside of the United States and to enter additional international markets which will require significant management attention and financial resources and which will result in a significant portion of the Company's net sales being subject to the normal risks associated with international sales. Such risks include unexpected changes in regulatory requirements, compliance costs associated with quality control standards, special standards requirements, longer accounts receivable collections in certain geographic regions, tariffs and other barriers, difficulties in staffing and managing international subsidiary operations, potentially adverse tax consequences, country-specific product requirements and political and regulatory uncertainties. There can be no assurance that these factors will not have an adverse impact on the Company's ability to increase or maintain its international sales or results of operations. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Business--Sales and Marketing."

Exposure to Currency Fluctuations. Historically, the Company's revenue from international operations primarily has been denominated in United States dollars. During 1998, approximately 50% of its revenue from international operations and approximately 75% of its consolidated revenue were denominated in United States dollars. The Company expects that a growing percentage of its business will be conducted in currencies other than the United States dollar. As a result, fluctuations in the value of certain foreign currencies could materially affect the Company's business operating results and financial condition. Also, an increase in the value of the United States dollar relative to foreign currencies could make the Company's products more expensive and, therefore, less competitive in certain markets. Due to the constantly changing currency exposures and the volatility of currency exchange rates, there can be no assurance that the Company will not experience currency losses in the future, nor can the Company predict the effect of exchange rate fluctuations upon future operating results. The Company enters into forward foreign exchange contracts as a hedge against currency fluctuations relating to foreign sales denominated in foreign currencies. The forward contracts generally have maturities of approximately 30 days and require the Company to exchange foreign currencies for United States dollars at maturity, at rates agreed to at the inception of the contracts. Gains and losses on forward contracts are offset against the foreign exchange gains and losses on the underlying hedged items and are recorded in the Consolidated Statements of Operations.

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

Risks Associated with Significant Suppliers in the Year 2000. The Company believes that the area of the greatest potential risk associated with the Year 2000 relates to significant suppliers' failing to remediate their Year 2000 issues in a timely manner. The Company is conducting formal communications with its significant suppliers to determine the extent to which it may be affected by those parties' plans to remediate their own Year 2000 issue in a timely manner. If a number of significant suppliers are not Year 2000 compliant, this could have a material adverse effect on the Company's results of operations, financial position or cash flow. At this point, the Company has not been advised by any significant supplier that it will not be Year 2000 compliant. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

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

                               ITEM 2: PROPERTIES

         The Company's principal manufacturing, engineering, and administrative facility consists of an approximately 132,000 square foot Company-owned building in Webster, New York, a suburb of Rochester, New York. This facility, completed in 1995, was custom-designed to serve the Company's operations and to permit a relatively rapid 45,000 square foot manufacturing addition. An adjacent 20 acre parcel of land owned by the Company is also available for expansion. The Company leases approximately 28,000 square feet of offsite storage and shop space immediately adjacent to its principal facility. This lease expires December 31, 2001.

         The Company also owns a 32 acre site in Eugene, Oregon. Engineering, marketing and administrative functions are contained in a seventeen year old 54,000 square foot facility. Manufacturing and warehousing are contained in a separate twelve year old 56,000 square foot building. In addition, the Company leases 9,000 square feet of offsite storage and shop space approximately two miles from the manufacturing facility. This lease expires June 30, 2000.

         Domestically, the Company maintains offices under short-term leases for individual sales and support personnel in or near Dallas, Texas; Dayton, Ohio; Denver, Colorado; Miami, Florida and Skaneateles, New York in order to serve North, Central and South America.

         Internationally, the Company maintains offices in or near Tokyo, Beijing, Sydney, Hong Kong, London, Paris, Milan, Frankfurt, Brussels, Madrid, Malmo and Ontario. These offices house from one to 25 people in 300 to 12,000 square foot facilities under short-term leases.

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

         On October 22, 1998, the Court granted the Company's motion for partial summary judgment on the issue of patent misuse on the part of Symbol and denied Symbol's cross motion. Accordingly, PSC is not obligated to pay royalties to Symbol under the `297 and `186 patents pursuant to either of its licensing agreements for products manufactured or sold on or after April 1, 1996. Symbol has moved for reconsideration of the Court's Decision, and has also moved for permission to appeal immediately, rather than wait until the end of the case. These motions were submitted on December 16, 1998. No decision has been rendered yet.

           ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         There were no matters submitted to a vote of security holders during the fourth quarter of the period ended December 31, 1998.

                        EXECUTIVE OFFICERS OF REGISTRANT

The Company's executive officers as of December 31, 1998, were as follows.

Name                       Age         Officer/Position

Robert C. Strandberg       41..........President and Chief Executive Officer

Edward J. Biernat          44..........Vice President, Quality

Charles E. Biss            46..........Vice President, Verification

Cecil F. Bowes             55..........Vice President, Sales-The Americas,
                                       Asia Pacific

Nigel P. Davis             48..........Vice President, Sales - Europe,
                                       Middle East, Africa

G. William Hartman         53..........Vice President, Automation

Dennis T. Hopwood          49..........Vice President, Human Resources

Linda J. Miller            38......... Vice President, Marketing

William L. Parnell, Jr.    42..........Vice President, Operations

Brad R. Reddersen          46..........Vice President, Chief Technology Officer

Matt D. Schler             43..........Vice President, Engineering and
                                       Product Development

Michael J. Stachura        43..........Vice President, Finance

Roger D. Tedford           45..........Vice President, Chief Information Officer

William J. Woodard         47.........Vice President, Chief Financial Officer
                                      and Treasurer

     Robert C. Strandberg has served as the President and Chief Executive Officer of the Company since May 1997 and was Executive Vice President from November 1996 until May 1997. Prior to joining the Company, Mr. Strandberg was Chairman of the Board of Directors, President and Chief Executive Officer of Datamax International Corporation ("Datamax"), Orlando, Florida, from 1991 to 1996. Datamax designs and manufactures thermal printers. Mr. Strandberg holds a B.S. degree in Operations Research and Industrial Engineering from Cornell University and an M.B.A. degree from Harvard Graduate School of Business Administration.

     Edward J. Biernat has served as Vice President, Quality, since January 1996. Prior to joining the Company, Mr. Biernat was the Manager of Quality Systems for Thin Film Technology, a division of Bausch and Lomb, Inc. based in Rochester, New York (1989-1996). Mr. Biernat holds B.S. degrees in Electrical and Mechanical Engineering from Clarkson University.

     Charles E. Biss has served as Vice President, Verification since January 1996, as General Manager, Verification Products (1995-1996) and as Product and Technical Support Manager (1985-1995). Mr. Biss has served the Company in a variety of technical and production related roles since 1973. Mr. Biss represents the Company on a number of national and international standards creating committees relating to bar codes and the automatic identification and data capture industry. He received his B.S. degree in Photographic Science and Engineering from Rochester Institute of Technology.

     Cecil F. Bowes has served as Vice President, Sales - The Americas, Asia Pacific since December 1996. Prior thereto, he was Group Director, North America for Spectra-Physics Scanning Systems, Inc. ("Spectra") from November 1990 until December 1996. Mr. Bowes holds a B.S. degree in Education from the University of Dayton.

     Nigel P. Davis has served as Vice President, Sales - Europe, Middle East, Africa since July 1996. Prior thereto, he was Group Director - Europe, Middle East, Africa for Spectra from March 1993 to May 1996.

     G. William Hartman has served as Vice President, Automation since September 1997. Prior to joining the Company, he was Senior Vice President and Chief Operating Officer of Datamax from 1991 to 1996. Mr. Hartman holds a B.S. degree in Mechanical Engineering from the University of Utah and an M.S. degree in Mechanical Engineering from Villanova University.

     Dennis T. Hopwood has served as Vice President, Human Resources since July 1997. Prior thereto, he was Vice President, Human Resources for Spectra from May 1986 to January 1997. Mr. Hopwood holds a B.S. degree in Sociology from the University of Idaho and an M.S. degree in Higher Education Administration from the University of Wisconsin.

     Linda J. Miller has served as Vice President, Marketing since April 1998. Prior to joining the Company, Ms. Miller was Vice President of Business Planning and Development for Champion Products, which she joined in 1992 as Director of Sales Planning. Ms. Miller holds a B.S. degree in Industrial Administration from General Motors Institute and an M.B.A. degree from the University of Michigan.

     William L. Parnell has served as Vice President, Operations since October 1996. Prior thereto, he was Vice President - Operations of Spectra from November 1990 until October 1996. Mr. Parnell received a B.S. degree in Physics from Utah State University and an M.B.A. degree from the University of Washington.

     Brad R. Reddersen has served as Vice President, Chief Technology Officer since November 1997 and was Vice President, Engineering and Product Development from December 1996 to October 1997. Prior thereto, he was Vice President, New Products of Spectra from October 1993 until December 1996. From 1985 until October 1993 he served Spectra's predecessor in a variety of roles including Acting Vice President, Research and Development and Product Marketing Manager. Mr. Reddersen received a B.S. degree in Physics from Harvey Mudd College and an M.S. degree in Optical Engineering from the University of Rochester.

     Matt D. Schler has served as Vice President, Engineering and Product Development since November 1997. Prior thereto, he was Vice President of Engineering at Percon Inc., a manufacturer of bar code reading products, from February 1997 to November 1997 and Vice President of New Products, Engineering Manager of Spectra from March 1992 until January 1997. Mr. Schler received a B.S. degree in Electrical Engineering from University of Colorado.

     Michael J. Stachura has served as Vice President, Finance since September 1997. Prior thereto, he was Vice President, Corporate Controller of Genencor International, Inc. from January 1991 until August 1997. Mr. Stachura received a B.S. degree in Accounting from Canisius College.

     Roger D. Tedford has served as Vice President, Chief Information Officer since November 1996. Prior thereto, he was Vice President, Treasurer and Secretary of Spectra from November 1990 until November 1996. Mr. Tedford received a B.A. degree in Accounting/Finance and an M.B.A. degree from California University at Fullerton.

     William J. Woodard has served as Vice President, Chief Financial Officer and Treasurer since October 1996. Prior thereto, he served as Vice President, Finance and Treasurer from August 1994 until September 1996. Previously, he was Vice President and Chief Financial Officer, Champion Products (1987-1994). Mr. Woodard, a certified public accountant, attended St. Bonaventure University where he received a B.B.A. degree in Accounting.

                                     PART II

                 ITEM 5: MARKET FOR REGISTRANT'S COMMON EQUITY
                      AND RELATED SECURITY HOLDER MATTERS

     The Company's common shares trade on The Nasdaq Stock Market(R) under the symbol PSCX. The following table sets forth, for the periods indicated, the high and low sale prices for the common shares.

                                                     High                Low
1998
    Fourth Quarter..............................     $11.50             $6.50
    Third Quarter...............................     $ 9.38             $6.00
    Second Quarter..............................     $12.25             $8.63
    First Quarter...............................     $13.38             $9.13

1997
    Fourth Quarter..............................     $13.50             $9.13
    Third Quarter...............................     $10.13             $6.63
    Second Quarter..............................     $ 7.88             $6.13
    First Quarter...............................     $ 9.00             $6.88


     As of December 31, 1998, there were approximately 1,465 holders of record of common shares.

     The Company has not paid any cash dividends since 1979 and does not anticipate paying cash dividends in the foreseeable future. The Company's senior debt and subordinated term loan agreements restrict payment of dividends.

                         ITEM 6: SELECTED FINANCIAL DATA
                (All amounts in thousands, except per share data)

         The selected consolidated financial data presented below for each of the five years in the period ended December 31, 1998 have been derived from the Company's consolidated financial statements, which statements have been audited by Arthur Andersen LLP, independent public accountants, as indicated in their reports thereon. The selected consolidated financial data should be read in conjunction with the Consolidated Financial Statements and Notes thereto included elsewhere in this report.

                                                                           Year Ended December 31,
                                                  ----------------------------------------------------------------------------
                                                     1998        1997             1996           1995            1994
     Net sales ...................................   $217,223    $207,840        $146,051        $87,516         $60,447
     Cost of sales ...............................    126,350     122,995  (1)     83,675         50,634          32,198
                                                    ----------------------------------------------------------------------------
        Gross profit .............................     90,873      84,845          62,376         36,882          28,249
     Operating expenses:
        Engineering, research and development.....     15,665      13,429          11,069          4,962           3,810
        Selling, general and administrative.......     42,069      43,743          37,855         23,024          16,031
        Acquisition related restructuring and
          other costs ............................         --          --          70,068 (2)         --           6,894  (3)
        Severance and other costs.................         --       4,191  (1)         --             --              --
        Amortization of intangibles from
           business acquisitions..................      6,822       6,715           3,564            877             485
                                                  ----------------------------------------------------------------------------
     Income/(loss)  from operations...............     26,317      16,767        (60,180)          8,019           1,029
     Interest and other income/(expense)..........    (9,833)    (12,016)         (5,747)            676             110
     income/(expense)............................. ----------------------------------------------------------------------------
     Income/(loss) from continuing operations
          before income tax provision/(benefit)...     16,484       4,751  (1)   (65,927) (2)      8,695           1,139  (3)
     Income tax provision/(benefit)...............      5,968       1,761        (24,393)          3,246             527
                                                  ----------------------------------------------------------------------------
     Income/(loss) from continuing operations....      10,516       2,990        (41,534)          5,449             612
     Loss from discontinued operations...........          --       (101)         (5,446)             --              --
                                                  ============================================================================
       Net income/(loss).........................     $10,516      $2,889  (1)  $(46,980) (2)    $ 5,449           $ 612  (3)
                                                  ============================================================================
      Net income/(loss) per common and
       common equivalent share:
       Basic:
         Continuing operations ..................       $0.90       $0.27         $(3.96)          $0.58           $0.08
         Discontinued operations ................           --      (0.01)         (0.52)             --              --
                                                  ============================================================================
         Net income/(loss).......................       $0.90       $0.26  (1)    $(4.48) (2)      $0.58           $0.08  (3)
                                                  ============================================================================
       Diluted:
         Continuing operations..................        $0.75       $0.25         $(3.96)          $0.54           $0.08

         Discontinued operations................           --      (0.01)          (0.52)             --              --
                                                  ============================================================================
         Net income/(loss).....................         $0.75       $0.24  (1)    $(4.48) (2)      $0.54           $0.08  (3)
                                                  ============================================================================

    Weighted average number of common and
      common equivalent shares:
      Basic....................................        11,713      11,197          10,490          9,329           7,319
      Diluted .................................        13,993      11,843          10,490         10,013           7,617


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

                                                    Year Ended December 31,
                                           ---------------------------------------------------
                                             1998       1997       1996       1995       1994
     Cash and cash equivalents........   $  6,180   $  2,271   $ 10,838   $  5,538   $  2,720
     Working capital..................     16,827     12,112     13,320     20,397      8,014
     Total assets.....................    171,263    172,798    183,361     71,237     52,763
     Long-term debt, including current
     maturities......................      93,208    108,554    127,453        623     13,609
     Total shareholders' equity.......     44,199     29,330     15,301     53,327     22,233

            ITEM 7: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

         The following discussion should be read in conjunction with the Consolidated Financial Statements and the Notes thereto appearing elsewhere in this report.

Results of Operations

         The following table sets forth, for the years indicated, certain consolidated financial data expressed as a percentage of net sales.

                                                                        Year Ended December 31,
                                                ------------------------------------------------------------------------
                                                         1998                     1997                     1996
                                                -----------------------  -----------------------   ---------------------
                                                                        (dollars in thousands)
Net sales .........................................   $ 217,223   100.0%  $ 207,840      100.0%    $ 146,051      100.0%

Cost of sales .....................................     126,350    58.2     122,995       59.2        83,675       57.3

                                                      ---------    -----   ---------     -----      ---------     -----
  Gross profit ....................................      90,873    41.8      84,845       40.8        62,376       42.7

Operating expenses:
  Engineering, research and development ...........      15,665     7.2      13,429        6.5        11,069        7.6

  Selling, general and  administrative ............      42,069    19.4      43,743       21.0        37,855       25.9

  Severance and other costs .......................        --       --        4,191        2.0        --             --

  Acquisition related restructuring and other costs        --       --           --        --         70,068       48.0

  Amortization of intangibles from business
     acquisitions .................................       6,822     3.1       6,715        3.2         3,564        2.4

                                                      ---------    -----     ---------    -----     ---------      -----
Income/(loss)  from  operations ...................      26,317    12.1      16,767        8.1       (60,180)     (41.2)

Interest and other income/(expense) ...............      (9,833)   (4.5)    (12,016)      (5.8)       (5,747)      (3.9)

                                                      ---------    -----     ---------    -----      ---------     -----
Income/(loss) from continuing operations
before income tax provision/(benefit) .............      16,484      7.6       4,751       2.3       (65,927)     (45.1)
Income tax  provision/(benefit) ...................       5,968      2.7       1,761       0.9       (24,393)     (16.7)

                                                      ---------    -----     ---------    -----     ---------      -----
Income/(loss) from continuing operatoins ..........      10,516      4.9       2,990       1.4       (41,534)     (28.4)

Loss from discontinued operations .................         --       --         (101)       --        (5,446)      (3.7)
                                                      =========    =====     =========    =====      =========     =====
Net income/(loss) .................................   $  10,516      4.9%     $ 2,889 (1)  1.4%      $(46,980)(2)  (32.1%)
                                                      =========     =====     =========    =====     =========     =====

(1) Severance and other costs reduced 1997 income before income taxes and net income by $5.2 million and $3.3 million, respectively.
(2) The acquisition related restructuring and other costs reduced 1996 income before income taxes and net income by $70.1 million and $44.2 million, respectively.

Overview

During 1998, PSC Inc. (the Company) achieved record results from the reorganization activities it began in 1997. Profits and sales reached record highs. The Company streamlined operations, reduced operating expenses and debt, and leveraged core competencies in technology. A stronger financial position enabled the Company to increase investments in product development and marketing to drive future profitable revenue growth.

Some of the key results of the Company's 1998 efforts include the following:
o Earnings per diluted share improved by 39% to a record $0.75
o Sales reached a record high of $217.2  million
o SG&A  declined to 19.4% of sales
o More than a dozen new products were introduced  across the entire product line
o Long-term debt decreased by $17.3 million or 18%
o Four quarters of EBITDA  reached $40.1 million

With its stronger financial position, established earnings record, market and technological leadership, and new product introductions, the Company has established the base to generate future sales growth and improved financial results.

For the Year ended December 31, 1998

Net sales of $217.2 million for the year ended December 31, 1998 increased 5% over 1997. The increase in net sales is primarily due to higher sales of the Magellan Scanner line, industrial automation products and U-Scan(R) Express Self-Checkout Systems products offset by lower handheld scanner and engine sales. International net sales increased 18% over the prior year primarily due to the introduction of new products and the continued growth in the Company's European customer sales, and represented 52% of net sales in 1998 versus 46% in 1997.

Gross profit of $90.9 million for the year ended December 31, 1998 increased 7% over 1997. As a percentage of sales, gross profit was 41.8% in 1998 compared to 40.8% in 1997. Gross profit dollars and percentage increased primarily due to the change in product mix, as higher margin fixed position products represented a greater percentage of total sales.

In 1998, the Company continued its commitment to new products. Engineering, research and development (ER&D) expenses of $15.7 million for the year ended December 31, 1998 increased $2.2 million or 17%. As a percentage of sales, ER&D increased to 7.2% from 6.5% in 1997. The 1998 dollar and percentage increases were primarily due to additional investments to develop new products and enhance existing products.

Selling, general and administrative (SG&A) expenses of $42.1 million for the year ended December 31, 1998 decreased $1.7 million or 4%. As a percentage of sales, SG&A declined to 19.4% in 1998 from 21.0% in 1997. The 1998 dollar and percentage decreases were primarily attributed to the implementation of the reorganization program during the second quarter of 1997.

The Company's effective tax rate was 36.2% in 1998 versus 37.1% in 1997 primarily due to larger Foreign Sales Corporation benefits realized during the current year. In 1998, the Company recorded a $6.0 million income tax provision due to an increase in pretax income.

For the Year ended December 31, 1997

Net sales of $207.8 million for the year ended December 31, 1997 increased 42% over 1996. The increase in net sales is primarily due to the inclusion of Spectra-Physics Scanning Systems, Inc. (Spectra) product sales for the full year in 1997 and increased sales volume offset by lower average selling prices. International net sales increased 73% over the prior year primarily due to the Spectra acquisition and represented 46% of sales versus 38% in 1996.

Gross profit of $84.8 million for the year ended December 31, 1997 increased 36% over 1996. As a percentage of sales, gross profit was 40.8% in 1997 compared to 42.7% in 1996. The increase in gross profit dollars is primarily due to the inclusion of Spectra for the full year while the decrease in gross profit as a percentage of sales is primarily due to the $1.0 million inventory write-off recorded in the second quarter for the discontinuation of certain products to streamline the Company's product lines, a change in the mix of products and lower selling prices for handheld and fixed position scanner products.

Engineering, research and development (ER&D) expenses of $13.4 million for the year ended December 31, 1997 increased $2.4 million or 21%. As a percentage of sales, ER&D was 6.5% versus 7.6% in 1996. The dollar increase in 1997 was primarily due to the inclusion of Spectra for the full year in 1997. As a result of efficiencies developed due to the integration of Spectra, ER&D as a percentage of sales declined in 1997.

Selling, general and administrative (SG&A) expenses of $43.7 million for the year ended December 31, 1997 increased $5.9 million or 15.6%. As a percentage of sales, SG&A declined to 21.0% in 1997 from 25.9% in 1996. The 1997 dollar increase is due to the inclusion of Spectra for the full year in 1997. The decrease in SG&A as a percentage of sales is a result of efficiencies developed due to the integration of Spectra. In addition, the Company is now operating under the Spectra-Symbol License Agreement, which results in a lower royalty expense.

The Company's effective tax rate was 37.1% in 1997 versus 37.0% in 1996. In 1997, the Company recorded a $1.8 million income tax provision due to the increase in pretax income.

During the second quarter of 1997, the Company recorded a pretax charge of $4.2 million for severance and other costs. Of the total charge, approximately $2.3 million was associated with the Severance Agreement with the former CEO, $1.2 million was for employee severance and benefit costs for the elimination of approximately 30 positions including several senior executives and $0.7 million was for the centralization of research and development efforts and the relocation of manufacturing of certain product lines between the Company's two manufacturing facilities. Accrued expenses for these activities as of December 31, 1998 was approximately $0.7 million, of which $0.1 million related to long-term contractual obligations. These costs and the inventory write-off reduced 1997 income before income taxes, net income, basic EPS and diluted EPS by $5.2 million, $3.3 million, $0.29 and $0.28, respectively.

During the third quarter of 1996, the Company recorded a pretax charge of $10.0 million for the cost of restructuring its existing operations with those of Spectra, which was acquired in July 1996. The restructuring program, in part, provided for employee severance and benefit costs for the elimination of certain positions. As of December 31, 1998, all positions targeted in the restructuring program have been eliminated. Restructuring actions are expected to be complete by the end of 1999. Excluding $0.2 million reversed in 1998, the Company recorded charges against the accrual of $0.5 million, $3.7 million and $5.3 million in 1998, 1997 and 1996, respectively. The amount of the restructuring accrual at December 31, 1998 was approximately $0.3 million, which relates to current contractual obligations. There have been no other reallocations or reestimates to date.

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

Liquidity and Capital Resources

Current assets increased $6.8 million from December 31, 1997 primarily due to increased cash balances and increased levels of accounts receivable resultant from higher sales during the fourth quarter of 1998 versus 1997. Current liabilities increased $2.1 million from December 31, 1997 primarily due to an increase in the current portion of long-tem debt and accrued expenses offset by a reduction in acquisition related restructuring costs. As a result, working capital increased $4.7 million in 1998.

In 1997, current assets declined $3.2 million from December 31, 1996 primarily due to decreased cash balances which were utilized to reduce the outstanding balance of the revolving credit facility, offset by increased levels of accounts receivable from increased sales in Europe where customers have longer credit terms. Current liabilities declined $2.0 million from December 31, 1996 primarily due to reduced accrued expenses and acquisition related restructuring costs, offset by an increase in the current portion of long-term debt. As a result, working capital decreased $1.2 million in 1997.

Property, plant and equipment expenditures totaled $5.8 million in 1998 and $6.6 million in 1997. The 1998 expenditures primarily related to manufacturing equipment and new product tooling. The 1997 expenditures primarily related to manufacturing and research equipment and new product tooling.

In September 1997, the Company completed a private placement of equity with Hydra Investissements S.A., a Luxembourg Corporation (the Purchaser). The Company issued and sold 110 thousand shares of Series A Convertible Preferred Shares (the Preferred Shares) which are convertible into 1,375 thousand Common Shares. In connection with the issuance of the Preferred Shares, a warrant evidencing the right to purchase an aggregate of 180 thousand Common Shares of the Company was issued to the Purchaser. This warrant has an exercise price of $8.00 per share and may be exercised before September 10, 2001. As a result, the Purchaser is the beneficial owner of 1,555 thousand Common Shares of the Company. The net proceeds to the Company from the offering were $10.2 million. The Company used the proceeds for working capital purposes and to repay a portion of its senior revolving credit facility.

The long-term debt-to-capital percentage was 64.1% at December 31, 1998 versus 76.6% at December 31, 1997 due to both a reduction in long-term debt by $17.3 million and an increase in retained earnings resultant from 1998 net income of $10.5 million. At December 31, 1998, liquidity immediately available to the Company consisted of cash and cash equivalents of approximately $6.2 million. The Company has outstanding credit facilities totaling $93.2 million and a revolving line of credit totaling $20.0 million, of which, there is no outstanding balance. The Company believes that its cash resources and available credit facilities, in addition to its operating cash flows, are sufficient to meet its requirements for the next 12 months.

In the opinion of management, inflation has not had a material effect on the operations of the Company.

Market Risk

At December 31, 1998, the Company had outstanding foreign currency exchange contracts to sell $2.2 million of various currencies. The difference between the fair value of these outstanding contracts and the contract amounts was immaterial. A hypothetical 10% fluctuation in exchange rates for these currencies would change the fair value by approximately $0.2 million. However, since these contracts hedge foreign currency denominated transactions, any change in the fair value of the contracts would be offset by changes in the underlying value of the transactions being hedged.

The net assets of the Company's foreign subsidiaries at December 31, 1998 totaled $9.4 million. The potential loss in net assets resulting from a hypothetical 10% adverse change in quoted foreign currency exchange rates amounts to $0.9 million.

At December 31, 1998, the Company had interest rate swap agreements aggregating a notional principal amount of $60.0 million. These swaps effectively change the Company's payment of interest on $60.0 million of variable rate debt to fixed rate debt. Based on the fair value of these interest rate swap agreements at December 31, 1998, it would have cost the Company $0.5 million to terminate the agreements. A hypothetical 1% decrease in the 30 day commercial paper rates would decrease the fair value by approximately $0.9 million.

The fair value of long-term fixed interest rate debt is subject to interest rate risk. Generally, the fair value of fixed interest rate debt will increase as interest rates fall and decrease as interest rates rise. The estimated fair value of the Company's total long-term debt was $94.1 million, including current maturities, at December 31, 1998. A hypothetical 1% increase from prevailing interest rates at December 31, 1998 would result in a decrease in fair value of long-term debt by approximately $1.5 million.

Year 2000

The Year 2000 problem is the result of many existing computer programs written in two digits, rather than four, to define the applicable year. Accordingly, date-sensitive software or hardware may not be able to distinguish between the year 1900 and year 2000, and programs that perform arithmetic operations, comparisons or sorting of date fields may begin yielding incorrect results. This potentially could cause a system failure or miscalculations that could disrupt operations, including, among other things, an inability to process transactions, send invoices, or engage in normal business activities. These Year 2000 issues affect virtually all companies and organizations.

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

               Both   domestically   and   internationally,   the   Company  has
               substantially completed the identification stage.

         (2) Assessment of the software and hardware identified. This phase includes the evaluation of the software and hardware identified for Year 2000 compliance, the determination of the remediation method and resources required, and the development of an implementation plan. A significant portion of the assessment stage has been completed. The Company expects this phase to be fully completed by the end of March 1999.

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

Overall, at this time, the Company believes that its systems will be Year 2000 compliant in a timely manner for several reasons. Several significant operating systems are already compliant. Internationally, the Company is currently implementing new computer systems that were developed in the United States and are currently Year 2000 compliant. To the extent that current systems that will not be replaced have been determined to be non-compliant, the Company is working with the suppliers of such systems to obtain upgrades and/or enhancements to ensure Year 2000 compliance. Also, comprehensive testing of all critical systems is planned to be conducted in a simulated Year 2000 environment.

The Company believes that it will not be required to modify or replace significant portions of the products it presently develops and provides to customers as such products are not date dependent and, accordingly, will function properly with respect to dates in the Year 2000. All new products will be Year 2000 ready when released.

At this stage in the process, the Company has not identified any significant risks. However, the Company believes that the area of the greatest potential risk relates to significant suppliers' failing to remediate their Year 2000 issues in a timely manner. The Company is conducting formal communications with its significant suppliers to determine the extent to which it may be affected by those parties' plans to remediate their own Year 2000 issue in a timely manner. If a number of significant suppliers are not Year 2000 compliant, this could have a material adverse effect on the Company's results of operations, financial position or cash flow. At this point, the Company has not been advised by any significant supplier that it will not be Year 2000 compliant.

The Company is developing its contingency plans and expects to have them completed by June 1999. To mitigate the effects of the Company's or significant suppliers' potential failure to remediate the Year 2000 issue in a timely manner, the Company will take appropriate actions. Such actions may include having arrangements for alternate suppliers, using manual intervention to ensure the continuation of operations where necessary and scheduling activity in December 1999 that would normally occur at the beginning of January 2000. If it becomes necessary for the Company to take these corrective actions, it is uncertain, until the contingency plans are finalized, whether this would result in significant delays in business operations or have a material adverse effect on the Company's results of operations, financial position or cash flows.

Based upon the Company's current estimates, incremental out-of-pocket costs of its Year 2000 program are expected not to be material. These costs are expected to be incurred primarily in fiscal 1999 and will be associated primarily with the remediation of existing computer software and hardware. Such costs are estimated to be approximately $0.5 million. Such costs do not include internal management time, which the Company does not separately track, nor the deferral of other projects, the effects of which are not expected to be material to the Company's results of operations or financial condition. The Company's total Year 2000 project costs include the estimated costs and time associated with the impact of third-party Year 2000 issues based on presently available information. However, there can be no guarantee that other companies upon which the Company relies will be able to address in a timely manner their Year 2000 compliance issues, the effects of which may be an adverse impact on the Company's results of operations.

Euro Conversion

On January 1, 1999, 11 of the 15 member countries of the European Union established fixed conversion rates between their existing legacy currencies and the euro. The legacy currencies will remain in effect until July 1, 2002, at which time, the legacy currencies will no longer be legal tender for any transactions. The Company has not yet determined the impact of the euro conversion. However, the Company believes, but can give no assurance, that the conversion will not have a material adverse impact to results of operations, financial position or cash flows.

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

                                    PART III

           ITEM 10: DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The information required by this item is presented under the caption entitled "Election of Directors - Information Concerning Nominees for Directors and Other Incumbent Members of the Board of Directors" contained in the definitive proxy statement issued in connection with the Annual Meeting of Shareholders to be held May 12, 1999 and is incorporated in this report by reference thereto. The information regarding Executive Officers of the Registrant is found in Part I of this report.

                         ITEM 11: EXECUTIVE COMPENSATION

         The information required by this item is presented under the caption entitled "Executive Officer Compensation" contained in the definitive proxy statement issued in connection with the Annual Meeting of Shareholders to be held May 12, 1999 and is incorporated in this report by reference thereto, except, however, the sections entitled "Corporate Performance Graph" and the "Report of the Compensation Committee of the Board of Directors" are not incorporated in this report by reference.

     ITEM 12: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The information required by this item is presented under the caption entitled "Security Ownership of Certain Beneficial Owners and Management" contained in the definitive proxy statement issued in connection with the Annual Meeting of Shareholders to be held May 12, 1999 and is incorporated in this report by reference thereto.

             ITEM 13: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information required by this item is presented under the caption "Executive Officer Compensation - Interest of Directors and Management in Certain Transactions" contained in the definitive proxy statement issued in connection with the Annual Meeting of Shareholders to be held May 12, 1999 and is incorporated in this report by reference thereto.

                                     PART IV

ITEM 14:  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM  8-K

(a) 1    Financial Statements                                       Page

         Report of Independent Public Accountants..................     36

         Consolidated Financial Statements.........................     37

         Notes to Consolidated Financial Statements................     41

(a) 2    Financial Statement Schedules:

         Included in Part IV of this report:

         Schedule II       Valuation and Qualifying Accounts.......     61

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

3.3 Certificate of Amendment of Certificate of Incorporation of PSC Inc. filed with the Secretary of State of the State of New York on December 30, 1997 (incorporated by reference to Exhibit 3.3 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997 (the "December 31, 1997 Form 10-K")).

3.4 Bylaws of the Company as currently in effect (incorporated by reference to Exhibit 3.1 of the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1994).

4.1 Form of Certificate for Common Shares of the Company (incorporated by reference to Exhibit 4.3 of the Company's Registration Statement on Form S-3, effective March 24, 1995 No. 33-89178).

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

4.5 Subordinated Installment Promissory Note of PSC Acquisition, Inc. issued to Spectra-Physics,Inc. on July 12, 1996 in the principal amount of $5,000,000(incorporated by reference to Exhibit 4.4 of the 1996 8-K)

4.6 Note Guarantee dated July 12, 1996 made by PSC Inc. to Spectra-Physics, Inc. (incorporated by reference to Exhibit 4.5 of the 1996 8-K).

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

10.1* Severance Agreement between the Company and L. Michael Hone, dated April 30, 1997 (incorporated by reference to Exhibit 10.1 of the Company's Quarterly Report on Form 10-Q for the quarter ended April 4,
         1997).

10.2* Agreement between the Company and Robert S. Ehrlich as of June 2, 1997 (incorporated by reference to Exhibit 10.2 of the Company's Quarterly Report on Form 10-Q for the quarter ended July 4, 1997 (the "July 4, 1997 Form 10-Q")).

10.3* Agreement between the Company and Robert S. Ehrlich as of June 2, 1998 (incorporated by reference to Exhibit 10.2 of the Company's Quarterly Report on Form 10-Q for the quarter ended July 3, 1998 (the "July 3, 1998 Form 10-Q")).

10.4*    First Amendment to Agreement between the Company and Robert S. Ehrlich as of December 11, 1998..............................................62

10.5* Form of Change-in-Control/Severance Agreement between the Company and certain of its executive officers (incorporated by reference to Exhibit
         10.3 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996 (the "December 31,1996 Form 10-K")).

10.6* Form of third party severance letter between Spectra-Physics Scanning Systems, Inc. and certain executive officers (incorporated by reference to Exhibit 10.4 of the December 31, 1996 Form 10-K).

10.7* Employment Agreement between the Company and Robert C. Strandberg, as of June 2, 1997 (incorporated by reference to Exhibit 10.1 of the July 4, 1997 Form 10-Q).

10.8* Employment Agreement between the Company and Robert C. Strandberg, as of June 2, 1998 (incorporated by reference to Exhibit 10.1 of the July 3, 1998 Form 10-Q).

10.9*  First  Amendment  to   Employment  Agreement  between  the  Company   and
       Robert C. Strandberg, as of December 11, 1998..........................66

10.10* Severance  and  Consulting  Agreement  between the  Company and Jay M.
       Eastman  dated as of July 15, 1997 (incorporated  by reference to Exhibit
       10.6 of the December 31, 1997 Form 10-K).

10.11* Employment Agreement between the Company and Nigel P. Davis dated 1998...
       .......................................................................68

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

10.14* Director Compensation Plan dated as of May 7, 1998 (incorporated by reference to Exhibit 10.3 of the July 3, 1998 Form 10-Q).

10.15* Amended and Restated 1987 Stock Option Plan (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1994).

10.16* 1994 Stock Option Plan (incorporated by reference to Exhibit 4.1 of the Company's Registration Statement on Form S-8 dated June 20, 1995 No. 33-60389).

10.17*   Amended 1995 Employee Stock Purchase Plan (incorporated by reference to
         Exhibit 10.4 of the July 3, 1998 Form 10-Q).

10.18*   1997 Management Incentive Plan (incorporated by reference to Exhibit
         10.12 of the Company's December 31, 1997 Form 10-K).

10.19*   Third  Restatement of the PSC Inc. 401(k) Plan dated as of July 1, 1997
        (incorporated by reference to Exhibit 10.13 of the Company's December 31
         1997 Form 10-K).

10.20 Credit Agreement dated July 12, 1996 among PSC Acquisition, Inc., as Borrower, PSC Inc. and Guarantor, the Initial Lenders named therein and Fleet Bank as Initial Issuing Bank and Administrative Agent, together with Form of Term A Note, Form of Term B Note and Form of Working Capital Note (incorporated by reference to Exhibit 10.2 of the 1996 8-K).

10.21 First Amendment dated as of September 27, 1996 to the Credit Agreement dated as of July 12, 1996 among PSC Scanning Inc., as Borrower, PSC Inc., as Guarantor, the financial institutions party thereto and Fleet Bank as initial Issuing Bank and administrative agent (incorporated by reference to Exhibit 10.1 of the Company's Quarterly Report on Form 10-Q for the quarter ended September 27, 1996 (the "September 27, 1996 Form 10-Q")).

10.22 Second Amendment dated as of July 4, 1997 to the Credit Agreement dated as of July 12, 1996 among PSC Scanning Inc., as Borrower, PSC Inc., as Guarantor, the financial institutions party thereto and Fleet Bank as initial Issuing Bank and administrative agent (incorporated by reference to Exhibit 10.3 of the July 4, 1997 Form 10-Q).

10.23 Amendment Three dated as of August 13, 1997 to the Credit Agreement dated as of July 12, 1996 among PSC Scanning Inc., as Borrower, PSC Inc., as Guarantor, the financial institutions party thereto and Fleet Bank as initial Issuing Bank and administrative agent (incorporated by reference to Exhibit 10.5 of the Company's Quarterly Report on Form 10-Q/A for the quarter ended July 4, 1997 (the "July 4, 1997 Form 10-Q/A")).

10.24 Fourth Amendment dated as of April 8, 1998 to the Credit Agreement dated as of July 12, 1996 among PSC Scanning Inc., as Borrower, PSC Inc., as Guarantor, the financial institutions party thereto and Fleet Bank as initial Issuing Bank and administrative agent (incorporated by reference to Exhibit 10.1 of the Company's Quarterly Report on Form 10-Q for the quarter ended April 3, 1998).

10.25 Consent dated as of December 8, 1997 to the Credit Agreement dated as of July 12, 1996 among PSC Scanning Inc., as Borrower, PSC Inc., as Guarantor, the financial institutions party thereto and Fleet Bank as initial Issuing Bank and administrative agent (incorporated by reference to Exhibit 10.18 of the Company's December 31, 1997 Form 10-K).

10.26 Securities Purchase Agreement dated July 12, 1996 among PSC Inc., SpectraScan, Inc. and Equitable Life Assurance Society of the United States (separate but identical Securities Purchase Agreements were addressed to each of the Other Purchasers of the Senior Subordinated Notes) (incorporated by reference to Exhibit 10.1 of the 1996 8-K).

10.27 Amendment No. 1 dated October 10, 1996 to Securities Purchase Agreements among PSC Inc., PSC Scanning Inc., and Equitable Life Assurance Society of the United States (separate but identical amendments were addressed to each of the other purchasers of the Senior Subordinated Notes) (incorporated by reference to Exhibit 10.2 of the September 27, 1996 10-Q).

10.28 Amendment No. 2 dated July 4, 1997 to Securities Purchase Agreements among PSC Inc., PSC Scanning Inc., and Equitable Life Assurance Society of the United States (separate but identical amendments were addressed to each of the other purchasers of the Senior Subordinated Notes) (incorporated by reference to Exhibit 10.4 of the July 4, 1997 Form 10-Q).

10.29 Amendment No. 3 dated August 18, 1997 to Securities Purchase Agreements and Warrants among PSC Inc., PSC Scanning Inc., and the Purchasers named in the Securities Purchase Agreements (incorporated by reference to Exhibit 10.6 of the July 4, 1997 Form 10-Q/A).

10.30 Consent dated as of December 29, 1997 to Securities Purchase Agreements and Warrants among PSC Inc., PSC Scanning Inc., and the Purchasers named in the Securities Purchase agreements (incorporated by reference to Exhibit 10.23 of the Company's December 31, 1997 Form 10-K).

10.31 Stock and Warrant Purchase Agreement dated September 4, 1997 by and between PSC Inc. and Hydra Investissements S.A. (incorporated by reference to Exhibit 10.1 of the 1997 Form 8-K).

10.32 Registration and Investor Rights Agreement dated September 10, 1997 by and between PSC Inc. and Hydra Investissements S.A. (incorporated by reference to Exhibit 10.2 of the 1997 Form 8-K).

22.1     Subsidiaries of Registrant...........................................86
 .
24.1     Consent of Independent Public Accountant, dated March 30, 1999.......87
(b):     Reports on Form 8-K:  None

*        Management contract or compensatory plan or arrangement

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:   March 30, 1999     PSC Inc.

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

Date:  March 30, 1999      Principal Executive Officer

                           /s/ Robert C. Strandberg
                                    Robert C. Strandberg
                                    President and Chief Executive Officer


Date:  March 30, 1999      Chief Financial Officer

                           /s/ William J. Woodard
                                    William J. Woodard
                                    Vice President, Chief Financial Officer
                                    and Treasurer


Date:  March 30, 1999     Principal Accounting Officer

                          /s/ Michael J. Stachura
                                   Michael J. Stachura
                                   Vice President, Finance

Date:  March 30, 1999              /s/ Jay M. Eastman
                                   -----------------------------------
                                            Jay M. Eastman
                                            Director

Date:  March 30, 1999              /s/ Robert S. Ehrlich
                                   -----------------------------------
                                            Robert S. Ehrlich
                                            Director, Chairman of the Board

Date:  March 30, 1999              /s/ James W. Henry
                                   -----------------------------------
                                            James W. Henry
                                            Director

Date:  March 30, 1999              /s/ Donald K. Hess
                                   -----------------------------------
                                            Donald K. Hess
                                            Director

Date:  March 30, 1999              /s/ Thomas J. Morgan
                                   -----------------------------------
                                            Thomas J. Morgan
                                            Director

Date:  March 30, 1999              /s/ James C. O'Shea
                                   -----------------------------------
                                            James C. O'Shea
                                            Director

Date:  March 30, 1999              /s/ Jack E. Rosenfeld
                                   -----------------------------------
                                            Jack E. Rosenfeld
                                            Director

Date:  March 30, 1999              /s/ Justin L. Vigdor
                                   -----------------------------------
                                            Justin L. Vigdor
                                            Director

Date:  March 30, 1999              /s/ Romano Volta
                                   --------------------------
                                            Romano Volta
                                            Director

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Shareholders of PSC Inc.:

We have audited the accompanying consolidated balance sheets of PSC Inc. (a New York corporation) and subsidiaries as of December 31, 1998 and 1997, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three years in the period ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of PSC Inc. and subsidiaries as of December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed in the index of financial statements is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. The schedule has been subjected to the auditing procedures appplied in the audits of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

ARTHUR ANDERSEN LLP
Rochester, New York
January 29, 1999


                            PSC INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                (All amounts in thousands, except per share data)
                                                                                                   December 31,
                                                                                           ------------------------------
                                                                                                 1998            1997
                                                                                           -------------    -------------
                                     ASSETS
Current Assets:
  Cash and cash equivalents .............................................................       $ 6,180          $ 2,271
  Accounts receivable, net of allowance for doubtful accounts
    of $1,492 and $1,169 in 1998 and 1997, respectively .................................        37,121           35,094
  Inventories, net ......................................................................        17,250           17,723
  Prepaid expenses and other ............................................................         2,946            1,569
                                                                                           -------------    -------------
     Total current assets ...............................................................        63,497           56,657
Property, Plant and Equipment, net ......................................................        35,397           35,469
Deferred Tax Assets .....................................................................        21,244           23,576
Intangible and Other Assets, net ........................................................        51,125           57,096
                                                                                           =============    =============
     Total assets .......................................................................      $171,263         $172,798
                                                                                           =============    =============

                      LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
  Current portion of long-term debt .....................................................       $14,402          $12,406
  Accounts payable ......................................................................        18,190           18,000
  Accrued expenses ......................................................................         8,035            7,405
  Accrued payroll and related employee benefits .........................................         5,628            5,559
  Accrued acquisition related restructuring costs .......................................           415            1,175
                                                                                           -------------    -------------
     Total current liabilities ..........................................................        46,670           44,545
Long-Term Debt, less current maturities .................................................        78,806           96,148
Other Long-Term Liabilities .............................................................         1,588            2,775
Commitments and Contingencies

Shareholders' Equity:
   Series A convertible preferred shares, par value $.01; 110 shares authorized,
     issued and outstanding ($11,000 aggregate liquidation value) .......................             1                1
   Series B preferred shares, par value $.01; 175 authorized, 0 shares
     issued and outstanding .............................................................            --               --
   Undesignated preferred shares, par value $.01; 9,715 authorized, 0 shares
     issued and outstanding .............................................................            --               --
   Common shares, par value $.01; 40,000 authorized, 11,869
     and 11,390 issued at December 31, 1998 and 1997, respectively ......................           119              114
   Additional paid-in capital ...........................................................        70,068           66,734
   Retained earnings/(Accumulated deficit) ..............................................      (26,027)         (36,543)
   Accumulated other comprehensive income/(loss) ........................................           275            (739)
   Less -- 39 treasury shares, repurchased at cost ......................................         (237)            (237)
                                                                                           -------------    -------------
     Total shareholders' equity .........................................................        44,199           29,330
                                                                                           =============    =============
     Total liabilities and shareholders' equity .........................................      $171,263         $172,798
                                                                                           =============    =============

        See accompanying notes to the Consolidated Financial Statements.


                            PSC INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                (All amounts in thousands, except per share data)
                                                                             Year Ended December 31,
                                                                  -----------------------------------------------
                                                                      1998             1997             1996
                                                                  ------------     -------------    -------------
Net Sales ......................................................     $217,223          $207,840         $146,051
Cost of Sales ..................................................      126,350           122,995           83,675
                                                                  ------------     -------------    -------------
      Gross profit .............................................       90,873            84,845           62,376

Operating Expenses:
      Engineering, research and development ....................       15,665            13,429           11,069
      Selling, general and administrative ......................       42,069            43,743           37,855
      Amortization of intangibles resulting from business
             acquisitions ......................................        6,822             6,715            3,564
      Severance and other costs ................................           --             4,191               --
      Acquisition related restructuring and other costs ........           --                --           70,068
                                                                  ------------     -------------    -------------
           Income/(loss) from operations .......................       26,317            16,767         (60,180)

Interest and Other Income/(Expense):
     Interest expense ..........................................     (10,246)          (12,563)          (5,835)
     Interest income ...........................................          238               440              568
     Other income/(expense) ....................................          175               107            (480)
                                                                  ------------     -------------    -------------
                                                                      (9,833)          (12,016)          (5,747)
                                                                  ------------     -------------    -------------

Income/(Loss) from Continuing Operations Before
     Income Tax Provision/(Benefit) ............................       16,484             4,751         (65,927)
Income Tax Provision/(Benefit) .................................        5,968             1,761         (24,393)
                                                                  ------------     -------------    -------------
Income/(Loss) from Continuing Operations .......................       10,516             2,990         (41,534)

Discontinued Operations:
     Gain/(loss) from discontinued operations, net of tax ......           --               164            (229)
     Loss on disposal of discontinued operations ...............           --             (265)          (5,217)
                                                                  ------------     -------------    -------------
Total Loss from Discontinued Operations ........................           --             (101)          (5,446)
                                                                  ============     =============    =============
Net Income/(Loss) ..............................................      $10,516            $2,889       $ (46,980)
                                                                  ============     =============    =============

Net Income/(Loss) Per Common and
      Common Equivalent Share:
Basic:
     Continuing operations .....................................        $0.90            $0.27          $(3.96)
      Discontinued operations ..................................           --            (0.01)           (0.52)
                                                                  ============     =============    =============
      Net income/(loss) ........................................        $0.90             $0.26          $(4.48)
                                                                  ============     =============    =============
Diluted:
     Continuing operations .....................................        $0.75            $0.25          $(3.96)
      Discontinued operations ..................................           --            (0.01)           (0.52)
                                                                  ============     =============    =============
      Net income/(loss) ........................................        $0.75             $0.24          $(4.48)
                                                                  ============     =============    =============
Weighted Average Number of Common
      and Common Equivalent Shares Outstanding:
      Basic ....................................................       11,713            11,197           10,490
      Diluted ..................................................       13,993            11,843           10,490

        See accompanying notes to the Consolidated Financial Statements.

                            PSC INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                           (All amounts in thousands)
                                                                            Year Ended December 31,
                                            ----------------------------------------------------------------------------------------
                                                        1998                           1997                          1996
                                            -----------------------------    -------------------------     -------------------------
                                               Shares         Amount          Shares         Amount         Shares        Amount
                                              ----------    ------------     ---------    -------------    ---------    ------------
Series A Convertible Preferred Shares:
   Balance, beginning of year ............          110              $1            --              $--           --             $--
   Issuance of preferred shares ..........           --              --           110                1           --              --
                                              ----------    ------------     ---------    -------------    ---------    ------------
   Balance, end of year ..................          110              $1           110               $1           --             $--
                                              ==========    ============     =========    =============    =========    ============
Common Shares:
   Balance, beginning of year ............       11,351            $114        11,122             $112        9,946            $100
   Issuance of shares pursuant to
      Employee Stock Purchase Plan .......          107               1            67                1           26              --
   Issuance of restricted stock awards, net          62               1             7               --           --              --
   Issuance of common shares .............           --              --            --               --          977              10
   Exercise of options ...................          310               3           155                1          173               2
                                              ==========    ============     =========    =============    =========    ============
   Balance, end of year ..................       11,830            $119        11,351             $114       11,122            $112
                                              ==========    ============     =========    =============    =========    ============
Additional Paid-In Capital:
   Balance, beginning of year ............                      $66,734                        $54,891                     $ 45,881
   Issuance of shares pursuant to
      Employee Stock Purchase Plan .......                          737                            390                          201
   Exercise of options ...................                        1,983                          1,150                        1,079
   Issuance of restricted stock awards, net                         590                             70                           --
   Deferred compensation for restricted stock
      awards, net of amortization ........                        (459)                           (70)                           --
   Issuance of common shares, net ........                           --                             --                        6,990
   Issuance of preferred shares, net .....                           --                          9,595                           --
   Issuance of warrants ..................                           --                            617                          600
   Tax benefit from exercise or early
      disposition of stock options .......                          483                             91                          140
                                                            ============                  =============                 ============
   Balance, end of year ..................                      $70,068                        $66,734                     $ 54,891
                                                            ============                  =============                 ============
Retained Earnings/(Accumulated Deficit):
   Balance, beginning of year ............                    $(36,543)                      $(39,432)                      $ 7,548
   Net income/(loss) .....................                       10,516                          2,889                     (46,980)
                                                            ============                  =============                 ============
   Balance, end of year ..................                    $(26,027)                      $(36,543)                    $(39,432)
                                                            ============                  =============                 ============
Accumulated Other Comprehensive
   Income/(Loss):
   Balance, beginning of year ............                       $(739)                        $(  33)                         $ 35
   Foreign currency translation adjustment                          702                          (706)                         (68)
   Unrealized gain on securities .........                          312                             --                           --
                                                            ------------                  -------------                 ------------
   Balance, end of year ..................                         $275                         $(739)                       $( 33)
                                                            ============                  =============                 ============
Treasury Shares:
   Balance, beginning of year ............                       $(237)                         $(237)                       $(237)
   Shares repurchased ....................                           --                             --                           --
                                                            ============                  =============                 ============
   Balance, end of year ..................                       $(237)                         $(237)                       $(237)
                                                            ============                  =============                 ============
Comprehensive Income/(Loss):
   Net Income/(Loss) .....................                      $10,516                         $2,889                    $(46,980)
   Other comprehensive income/(loss), net of
  tax:
      Foreign currency translation adjustment                       702                          (706)                         (68)
      Unrealized gain on securities ......                          312                             --                           --
                                                            ============                  =============                 ============
   Comprehensive Income/(Loss) ...........                      $11,530                         $2,183                    $(47,048)
                                                            ============                  =============                 ============

        See accompanying notes to the Consolidated Financial Statements.

                            PSC INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (All amounts in thousands)
                                                                               Year Ended December 31,
                                                                       ----------------------------------------
                                                                             1998        1997            1996
                                                                       ------------   -----------   -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income/(loss) ...................................................      $10,516        $2,889     ($46,980)
Adjustments to reconcile net income/(loss) to
    net cash provided by operating activities:
        Depreciation and amortization ...............................       13,399        13,735         9,169
        Loss on disposition of assets ...............................            9           109         3,860
        Acquired research and development write-off .................           --            --        60,100
        Loss on disposal of discontinued operations .................           --           265         5,217
        Deferred tax assets .........................................        2,332         1,197      (23,033)
        (Increase) decrease in assets:
           Accounts receivable, net .................................      (2,029)       (6,705)         1,760
           Inventories ..............................................          473           581       (1,199)
           Prepaid expenses and other ...............................      (1,377)            80         (147)
        Increase (decrease) in liabilities:
           Accounts payable .........................................          190         2,467         1,461
           Accrued expenses .........................................          630       (3,190)       (5,535)
           Accrued payroll and related employee benefits ............        (477)       (1,855)         6,272
           Accrued acquisition related restructuring costs ..........        (819)       (3,830)         4,278
                                                                       ------------   -----------   -----------
             Net cash provided by operating activities ..............       22,847         5,743        15,223
                                                                       ------------   -----------   -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures ................................................      (5,792)       (6,557)       (4,843)
Cash paid for acquisition of business ...............................           --            --      (10,124)
Additions to intangible and other assets ............................      (1,559)         (343)       (1,238)
Issuance of notes for stock option activity .........................           --            --         (382)
Repayment of notes for stock option activity ........................          325           278            --
Proceeds from sale of marketable securities .........................           --            --         4,167
                                                                       ------------   -----------   -----------
             Net cash used in investing activities ..................      (7,026)       (6,622)      (12,420)
                                                                       ------------   -----------   -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
Additions to long-term debt .........................................       11,500         5,000            --
Payment of long-term debt ...........................................     (26,846)      (23,899)         (105)
Additions to other long-term liabilities ............................           --         1,398           648
Payment of other long-term liabilities ..............................        (476)         (655)            --
Exercise of options and the issuance of common shares and warrants ..        2,725         1,542         1,882
Issuance of preferred shares and warrants, net ......................           --        10,213            --
Tax benefit from exercise or early disposition of stock options .....          483            91           140
                                                                       ------------   -----------   -----------
             Net cash (used in) provided by financing activities ....     (12,614)       (6,310)         2,565
                                                                       ------------   -----------   -----------
Foreign currency translation ........................................          702       (1,378)          (68)
                                                                       ------------   -----------   -----------
Net Increase (Decrease) in Cash and Cash Equivalents ................        3,909       (8,567)         5,300

CASH AND CASH EQUIVALENTS:
                Beginning of year ...................................        2,271        10,838         5,538
                                                                       ============   ===========   ===========
                End of year .........................................       $6,180       $ 2,271       $10,838
                                                                       ============   ===========   ===========
Supplemental disclosures of cash flow information:
  Interest paid .....................................................      $10,059       $13,804        $3,994
  Income taxes paid .................................................       $2,455         $ 438         $ 833
  Capital leases ....................................................        $  --         $  --          $ 35

        See accompanying notes to the Consolidated Financial Statements.

                            PSC INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1998
                (All amounts in thousands, except per share data)


1.  DESCRIPTION OF BUSINESS

         PSC Inc. (the Company) designs, manufactures and markets a broad line of handheld and fixed position bar code readers, verifiers, integrated sortation and point-of-sale scanning systems. The Company has developed products for automatic data collection at every stage of the product supply chain from raw material, manufacturing and warehousing, to logistics, transportation, inventory management and point-of-sale. These products are used throughout the world in food, general retail, health care and other industries, and in government.

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

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

         The consolidated financial statements include the accounts of PSC Inc. and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

Cash and Cash Equivalents

         Cash and cash  equivalents are highly liquid  investments with original
maturities  of  three  months  or  less.  The  cost  of  the  cash   equivalents
approximates fair market value.

Inventories

         Inventories are valued at the lower of cost or market using the first-in, first-out method. Inventory costs comprise material, direct labor and overhead.

Property, Plant and Equipment

         Property, plant and equipment is recorded at cost and includes certain capitalized leases. For financial reporting purposes, depreciation and amortization are computed using the straight-line method over the following estimated useful lives:

         Building and improvements .....................    10-40 years
         Office furniture and equipment ................      3-7 years
         Production equipment ..........................      3-8 years
         Leasehold improvements ........................     5-15 years

         Equipment under capital leases and leasehold improvements are amortized using the straight-line method over the shorter of the estimated useful lives of the assets or the lease term.

                            PSC INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1998
                (All amounts in thousands, except per share data)

Intangibles Resulting from Business Acquisitions

         Intangibles resulting from business acquisitions represent the excess purchase price over the fair value of net assets acquired and are amortized using the straight-line method over five to 10 years, their current estimated useful lives.

Other Intangibles

         Other intangibles, which consist of technology and license agreements, patents and trademarks, are recorded at cost. Amortization is calculated on a straight-line basis over periods ranging from two to five years, their current estimated useful lives.

         The Company reviews its long-lived assets, including certain intangibles and goodwill, in accordance with Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-lived Assets and Long-lived Assets to be Disposed of," for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If such events or changes in circumstances are present, a loss is recognized to the extent the carrying value of the asset is in excess of the sum of the undiscounted cash flows expected to result from the use of the asset and its eventual disposition.

Income Taxes

         Income taxes are accounted for in accordance with Statement of Financial Accounting Standards No. 109 (SFAS No. 109), "Accounting for Income Taxes." SFAS No. 109 requires an asset and liability method of accounting for income taxes. Under the asset and liability method, deferred tax assets and liabilities are recognized for temporary differences between financial statement and income tax bases of assets and liabilities. Deferred tax assets and liabilities are measured using tax rates expected to apply to taxable income in the years that the temporary differences are expected to be realized. In addition, the amount of any future tax benefits is reduced by a valuation allowance until it is more likely than not that such benefits will be realized.

Net Income per Common and Common Equivalent Share

         Net income per common and common equivalent share is computed in accordance with Statement of Financial Accounting Standards No. 128 (SFAS No.
128), "Earnings Per Share." SFAS No. 128 requires a dual presentation of basic and diluted earnings per share on the consolidated statements of operations. Basic EPS is computed by dividing reported earnings available to common shareholders by the weighted average number of common shares outstanding during the year. No dilution for common share equivalents is included. Diluted EPS is computed by dividing reported earnings available to common shareholders by the weighted average number of common and common equivalent shares outstanding during the year.

Comprehensive Income

      During 1998, the Company adopted Statement of Financial Accounting Standards No. 130 (SFAS No. 130), "Reporting Comprehensive Income," which requires comprehensive income and its components to be presented in the financial statements. Comprehensive income consists of net income, foreign currency translation adjustments and unrealized gains on securities, net of tax, and is presented in the consolidated statements of shareholders' equity. The adoption of SFAS No. 130 had no impact on total shareholders' equity.

                            PSC INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1998
                (All amounts in thousands, except per share data)


Foreign Currency Translation

         The financial statements of foreign operations are translated into U.S. dollars in accordance with Statement of Financial Accounting Standards No. 52, "Foreign Currency Translation." Accordingly, all assets and liabilities are translated at year-end exchange rates. The gains and losses that result from this process are recorded in accumulated other comprehensive income in the consolidated balance sheets. Operating transactions are translated at weighted average rates prevailing during the year.
Transaction gains and losses are reflected in net income and were not material.

Derivatives

         In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 (SFAS No. 133), "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes accounting and reporting standards requiring that every derivative instrument be recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS No. 133 requires that changes in the derivative's fair value be recognized in earnings unless specific hedge accounting criteria are met. SFAS No. 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 1999 and cannot be applied retroactively. SFAS No. 133 must be applied to derivative instruments that were issued, acquired or substantively modified after December 31, 1997. The Company has not yet quantified the impacts of adopting SFAS No. 133 on the financial statements and has not determined the timing of or method of adopting SFAS No. 133.

         The Company monitors its exposure to interest rate and foreign currency exchange risk. The Company has limited involvement with derivative financial instruments and does not use them for trading purposes. The Company uses derivative instruments solely to reduce the financial impact of these risks. Cash flows from interest rate swap agreements and foreign currency forward exchange contracts are classified in the same category as the item being hedged.

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

Foreign Currency Exchange Rate Risk:

         The Company's exposure to foreign currency relates primarily to its international subsidiaries. Sales to certain countries are denominated in their local currency. The Company enters into foreign currency forward exchange contracts to minimize the effect of foreign currency fluctuations relating to these transactions and commitments denominated in foreign currencies. The foreign exchange contracts generally have maturities of approximately 30 days and require the Company to exchange foreign currencies for U.S. dollars at maturity, at rates agreed to at the inception of the contracts. Gains and losses on forward contracts are offset against the foreign exchange gains and losses on the underlying hedged items and are recorded in the consolidated statements of operations.

                            PSC INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1998
                (All amounts in thousands, except per share data)

Fair Value of Financial Instruments

         The carrying amounts of cash and cash equivalents, trade receivables, other current assets, accounts payable, and amounts included in accruals meeting the definition of a financial instrument approximate fair value because of the short-term maturity of these instruments. The notional amounts, carrying values and related estimated fair values for the Company's remaining financial instruments are as follows:

                                                   1998                                            1997
                                -------------------------------------------  -----------------------------------------
                                Notional        Carrying          Fair        Notional        Carrying          Fair
                                Amount           Amount          Value        Amount           Amount          Value
                                -----------     -----------    ----------    -----------    ------------    ----------
Long-term debt,
  including current
  portion ...................    $  --          $93,208        $94,145          $  --        $108,554         $108,554
Interest rate swap
  agreements ................    $60,000        $  --            $ 522          $73,250        $   --           $  451
Foreign currency
  exchange contracts ........    $ 2,241        $  --            $( 7)          $  --          $   --           $   --

         The fair value of long-term debt is based on borrowing rates currently available to the Company for loans with similar terms and average maturities. Interest rate swap agreements are estimated by obtaining quoted market prices from brokers and reflecting the cost to terminate the agreements. The fair value of the Company's foreign currency exchange contracts represents the gain on the original contract amount adjusted using the year-end closing spot exchange rates.

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

                            PSC INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1998
                (All amounts in thousands, except per share data)

Reclassification

         Certain amounts in prior years have been reclassified to conform to the current year presentation.

3.  ACQUISITIONS AND DISPOSITIONS

         On July 12, 1996, the Company completed its purchase agreement with Spectra-Physics AB of Sweden to acquire Spectra-Physics Scanning Systems, Inc., TxCOM S.A. and related businesses (Spectra). Spectra, which was headquartered in Eugene, Oregon, was one of the world's leading manufacturers of countertop and in-counter fixed position bar code scanners for retail point-of-sale applications. The purchase price was approximately $140.0 million. The purchase was funded by $125.0 million in cash, $10.0 million in the Company's common shares less a $3.0 million discount as the shares were unregistered and a $5.0 million subordinated promissory note. The $125.0 million cash portion was funded by a combination of the Company's cash, senior debt ($92.5 million) and subordinated debt ($30.0 million). The acquisition was accounted for as a purchase and is included in the 1996 consolidated financial statements since the date of acquisition. The Company allocated $60.1 million of the purchase price to acquired in-process research and development as required by generally accepted accounting principles, resulting in a one-time charge to the Company's earnings in the third quarter of 1996. The remaining excess of the purchase price over the fair value of net assets acquired was approximately $58.0 million and is being amortized on a straight-line basis over 10 years.

         The following table sets forth the unaudited pro forma results of operations of the Company for the year ended December 31, 1996. The unaudited pro forma results of operations assume that the operations of the Company were combined with those of Spectra as if the acquisition occurred on January 1, 1995. The unaudited pro forma results of operations are presented after giving effect to certain adjustments for depreciation, amortization of goodwill, interest expense on the acquisition financing and related income tax effects. The unaudited pro forma results of operations were based upon currently available information and upon certain assumptions that the Company believes were reasonable. The unaudited pro forma results do not purport to be indicative of the results that actually would have been achieved during the periods indicated and are not intended to be indicative of future results.

                                                             Pro Forma
                                                  Twelve Months Ended 12/31/96
                                                 ------------------------------
  Net sales .....................................            $210,961
  Income/(loss) from operations .................            (51,800)
  Income/(loss) from continuing operations ......            (40,148)
  Total loss from discontinued operations .......             (5,446)
  Net income/(loss) .............................            (45,594)
  Net income/(loss) per common and common
    equivalent share:
  Basic:
     Continuing operations ......................            $ (3.83)
     Discontinued operations ....................              (0.52)
                                                               ------
     Net income/(loss) ..........................            $ (4.35)
                                                             ========
  Diluted:
     Continuing operations ......................            $ (3.83)
     Discontinued operations ....................              (0.52)
                                                               ------
     Net income/(loss) ..........................            $ (4.35)
                                                             ========
  Weighted average shares outstanding:
     Basic ......................................              10,490
     Diluted ....................................              10,490

                            PSC INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1998
                (All amounts in thousands, except per share data)


         In connection with the acquisition, liabilities assumed and cash paid were as follows:

           Fair value assets acquired ...........  $161,162
           Liabilities assumed ..................    17,138
                                                     ------
           Total consideration paid .............   144,024
           Less issuance of stock ...............     7,000
           Less amounts borrowed ................   126,900
                                                    -------
           Net cash paid for acquisition ........   $10,124
                                                    =======

4.  INVENTORY

         Inventory consists of the following at December 31:

                                         1998              1997
                                     ------------      ------------
         Raw materials .............     $11,231           $10,979
         Work-in-process ...........       2,888             3,727
         Finished goods ............       3,131             3,017
                                     ============      ============
                                         $17,250           $17,723
                                     ============      ============

5.  PROPERTY, PLANT AND EQUIPMENT

         Property, plant and equipment, at cost, consist of the following at December 31:

                                                      1998              1997
                                                 ------------      ------------
         Land .................................      $ 2,312           $ 2,312
         Building and improvements ............       18,114            17,782
         Office furniture and equipment .......       13,347            11,169
         Production equipment .................       19,702            16,529
         Leasehold improvements ...............          561               701
                                                 ------------      ------------
                                                      54,036            48,493
         Less:  accumulated depreciation
                and amortization ..............       18,639            13,024
                                                 ============      ============
                                                     $35,397           $35,469
                                                 ============      ============

     Depreciation expense for 1998, 1997 and 1996 amounted to $5,855, $6,478, and $4,947, respectively. Amortization of capital lease assets is included in depreciation expense.

                            PSC INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1998
                (All amounts in thousands, except per share data)


6.  INTANGIBLE AND OTHER ASSETS

         Intangible and other assets consist of the following at December 31:

                                                      1998          1997
                                                 ------------  ------------
         Intangibles resulting from
             business acquisitions ..............    $66,749       $66,846
         Other intangibles ......................      3,522         2,565
         Other assets ...........................      1,273           691
                                                 ------------  ------------
                                                      71,544        70,102
         Less:  accumulated amortization ........     20,419        13,006
                                                 ------------  ------------
                                                     $51,125       $57,096
                                                 ============  ============

         Amortization expense for 1998, 1997 and 1996 amounted to $7,413, $7,257, and $4,222, respectively.

7.  ACCRUED EXPENSES

         Accrued expenses consist of the following at December 31:

                                                1998              1997
                                            -----------       ------------
         Accrued warranty ................      $1,738             $1,818
         Accrued royalty .................       1,412                862
         Accrued taxes ...................       1,098              (348)
         Accrued relocation ..............         292                939
         Deferred revenue ................         629                758
         Other expenses ..................       2,866              3,376
                                            ===========       ============
                                                $8,035             $7,405
                                            ===========       ============

8.  LONG-TERM DEBT

         Long-term debt consists of the following at December 31:

                                                  1998               1997
                                              -----------       ------------
         Senior term loan A ..............       $37,000           $ 47,000
         Senior term loan B ..............        23,000             24,000
         Senior revolving credit .........            --              3,000
         Subordinated term loan ..........        29,547             29,488
         Subordinated promissory note ....         3,438              4,688
         Other ...........................           223                378
                                              -----------       ------------
                                                  93,208            108,554
           Less:  current maturities .....        14,402             12,406
                                              -----------       ------------
                                                 $78,806           $ 96,148
                                              ===========       ============

                            PSC INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1998
                (All amounts in thousands, except per share data)


         During 1996, the Company negotiated a series of debt agreements in connection with the funding of its acquisition of Spectra. Term loan A is a senior loan with five lenders, having a final maturity in June 2001, at a current floating interest rate of 7.0%, paid quarterly, and a swapped fixed rate of 7.4%. Term loan B is a senior loan with four lenders, having a final maturity in December 2002, at a current floating interest rate of 7.5%, paid quarterly, and a swapped fixed rate of 7.9%. The swaps, which were entered into on September 30, 1998, expire on September 30, 2000 for both loans.

         The Company has revolving credit facilities with the term loan lenders, which mature in 2001, totaling $20.0 million. As of December 31, 1998, the Company had no borrowings outstanding under these facilities. The unused portion of the revolving credit facility is subject to a commitment fee of between 0.375% and 0.5%. The senior debt facilities have collateral in all of the assets of the Company.

         The subordinated term loan is from five lenders, at a fixed rate of 11.25%, paid quarterly, with principal payments starting in June 2003 and a final maturity in June 2006. This debt has an associated unamortized discount of $453, which has been netted against the total outstanding balance of $30.0 million.

         The subordinated promissory note matures in 2001 and has a current floating interest rate of 8.75%, paid quarterly. The subordinated term loan and promissory note are unsecured.

         The other debt is principally composed of capital lease obligations.

         The senior debt and subordinated term loan agreements restrict payment of dividends, limit stock repurchases and require the maintenance of certain financial ratios. The Company was in compliance with all of these covenants and ratios as of December 31, 1998.

         Long-term debt maturities are as follows for years ending December 31:

               1999                          $14,402
               2000                           16,281
               2001                           22,449
               2002                           10,507
               2003                            7,507
               Thereafter                     22,062
                                     ================
                                             $93,208
                                     ================

         The Company is a guarantor under a mortgage agreement through February 2001 relating to its former principal manufacturing facility up to $500.

                            PSC INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1998
                (All amounts in thousands, except per share data)


9.  INCOME TAXES

         The provision for (benefit from) income taxes consisted of the following for the years ended December 31:

                                  1998              1997              1996
                            -------------      -------------     --------------
         Current:
           Federal .........      $1,943               $244           $(1,589)
           State ...........         110                 59                 65
           Foreign .........       1,583                261                164
         Deferred:
           Federal .........       2,299              1,658           (21,176)
           State ...........          33              (461)            (1,857)
                            =============      =============     ==============
                                  $5,968             $1,761          $(24,393)
                            =============      =============     ==============

         A reconciliation between the statutory U.S. federal income tax rate and the Company's effective tax rate is as follows for the years ended December 31:

                                     1998           1997          1996
                                  ---------     ----------     ----------
Statutory U.S. federal rate .....    35.0%          34.0%          34.0%
Change in valuation reserve .....       --             --           2.3%
State income taxes, net of
  federal income tax benefit ....     0.4%           4.2%           1.8%
Goodwill amortization ...........     0.8%           2.7%           0.2%
FSC benefit .....................   (4.7%)         (3.7%)         (0.1%)
Foreign income taxes in excess
  of U.S. rate ..................     3.7%           0.2%           0.1%
Meals and entertainment .........     0.6%           2.1%           0.3%
Miscellaneous items, net ........     0.4%         (2.4%)         (1.6%)
                                  ---------     ----------     ----------
                                     36.2%          37.1%          37.0%
                                  ==========    ===========    ===========

         The deferred tax assets/(liabilities) are comprised of the following at December 31:

                                                      1998          1997
                                                  -----------    ------------
Intangibles resulting from business acquisitions .   $17,229         $18,834
Tax credit carryforwards .........................     1,914           1,271
Net operating loss carryforwards .................     1,211              --
Inventory reserve ................................     1,103           1,018
Warranty reserve .................................     1,091           1,170
Severance accrual ................................       229           1,072
Acquisition related restructuring and other costs        157             494
Other, net .......................................     (124)           1,283
                                                  -----------    ------------
                                                      22,810          25,142
Less:  valuation allowance .......................   (1,566)         (1,566)
                                                  ===========    ============
Net deferred tax asset ...........................   $21,244         $23,576
                                                  ===========    ============

                            PSC INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1998
                (All amounts in thousands, except per share data)


         In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. Management considers, among other things, the scheduled reversal of deferred tax liabilities, projected future taxable income, tax planning strategies and positions taken by taxing authorities on various issues related to the deductibility of certain costs in making this assessment. The Company has a valuation allowance to reflect the estimated realizable amount of deferred tax assets and it primarily relates to state tax benefits.

         At December 31, 1998, the Company has net operating loss carryforwards of $1,211 for federal income tax purposes, which are available to offset future federal taxable income through 2018. Other tax credits of $1,914 primarily represent state investment tax credit and federal general business credit carryforwards which expire between 2010 and 2018.

10.  COMMITMENTS AND CONTINGENCIES

Operating Lease Agreements

         Certain equipment and properties are rented under noncancelable operating leases that expire at various dates through 2003. Total rental expense under operating leases was approximately $2,581, $2,214, and $1,214, for the years ended December 31, 1998, 1997 and 1996, respectively.

         Future minimum lease payments required under these agreements are as follows for the years ending December 31:

                 1999            $2,269
                 2000             1,520
                 2001             1,190
                 2002               443
                 2003               107
                              ----------
                                 $5,529
                              ==========

Employment and Consulting Agreements

         The Company has an employment agreement with the President and Chief Executive Officer and a consulting agreement with the Chairman of the Board of Directors which terminate on December 31, 2000 and for which the Company has a minimum commitment aggregating approximately $770 plus benefits at December 31, 1998. The commitment is payable ratably over the term of the contracts.

Royalty Agreements

         The Company currently has cross-license agreements with certain industry competitors. Under these agreements, royalties are paid by the Company on sales of certain licensed products. Royalty expense under these agreements was included in selling, general and administrative expense in 1998, 1997 and 1996.

                            PSC INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1998
                (All amounts in thousands, except per share data)


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

         On October 22, 1998, the Court granted the Company's motion for partial summary judgment on the issue of patent misuse on the part of Symbol and denied Symbol's cross motion. Accordingly, PSC is not obligated to pay royalties to Symbol under the `297 and `186 patents pursuant to either of its licensing agreements for products manufactured or sold on or after April 1, 1996. Symbol has moved for reconsideration of the Court's Decision, and has also moved for permission to appeal immediately, rather than wait until the end of the case. These motions were submitted on December 16, 1998. No decision has been rendered yet.

         There can be no assurance that others will not assert claims against the Company that result in litigation. Any such litigation could result in significant expense, adversely impact the Company's marketing, give rise to certain indemnity rights on the part of customers and divert the Company's attention from other matters. If any of the Company's products were found to infringe a third-party patent, the third party could be entitled to injunctive relief, which would prevent the Company from selling any such infringing products. In addition, the Company could be required to pay monetary damages. Although the Company could seek a license to sell products determined to infringe a third-party patent, there can be no assurance that a license would be available on terms acceptable to the Company. The Company could also attempt to redesign any infringing products so as to avoid infringement, although any effort to do so could be expensive and time-consuming, and there can be no assurance the effect would be successful. Although the amount of any liability with respect to such litigation cannot be determined, in the opinion of management, such liability will not have a material adverse effect on the results of operations, financial position or cash flows.

                            PSC INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1998
                (All amounts in thousands, except per share data)


11.      SHAREHOLDERS' EQUITY

Preferred Shares

         In September 1997, the Company completed a private placement of equity with Hydra Investissements S.A., a Luxembourg Corporation (the Purchaser). The Company issued 110 shares of Series A Convertible Preferred Shares (the Preferred Shares) which are convertible into 1,375 Common Shares. The Preferred Shares are convertible at anytime at the option of the holders into Common Shares of the Company. The conversion price is $8.00 per Common Share or one Preferred Share for 12.5 Common Shares. In connection with the issuance of Preferred Shares, a warrant evidencing the right to purchase an aggregate of 180 Common Shares of the Company was issued to the Purchaser. This warrant has an exercise price of $8.00 per share and may be exercised at anytime prior to September 10, 2001. As a result, the Purchaser beneficially owns 1,555 Common Shares of the Company. The net proceeds to the Company from the offering were $10.2 million. The Company used the proceeds to repay a portion of its senior revolving credit facility.

Shareholder Rights Plan

         In December  1997,  the Company  adopted a  Shareholder  Rights Plan in which one Preferred Share Purchase Right (the Right) was granted for each outstanding Common Share. The Rights are exercisable only if a person or group acquires or tenders an offer that would result in the beneficial ownership of 20% or more of the then outstanding Common Shares of the Company. Each Right entitles the holder to purchase one one-thousandth of a share of the Company's Series B Preferred Shares at a purchase price of $45. Under certain circumstances, the Rights are redeemable at a price of $0.01 per Right and, unless redeemed earlier, will expire in December 2007. There were no issued or outstanding Series B Preferred Shares at December 31, 1998 or 1997.

Stock Option Plan

         Options under the Company's Stock Option Plan (SOP) may be granted to employees, consultants, directors and officers and may vest over time or based upon the performance of the Company's stock, or both, at the discretion of the Board of Directors. Options must be issued at an exercise price not less than fair market value on date of grant and expire five to 10 years from date of grant unless employment is terminated or death occurs earlier.

         In accordance with the provisions of the SOP, the Company may make loans to participants to finance the exercise price and related income taxes upon the exercise of an option. During 1998 and 1997, the Company received loan repayments from participants totaling $364 and $278, respectively.

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

                            PSC INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1998
                (All amounts in thousands, except per share data)

                                             1998       1997         1996
                                             ----       ----         ----
Net income/(loss) as reported ............ $10,516     $2,889     $(46,980)
Net income/(loss) pro forma .............. $ 9,483     $2,175     $(48,501)
Net income/(loss) per common and common
    equivalent share as reported:
    Basic ................................  $0.90       $0.26      $(4.48)
    Diluted ..............................  $0.75       $0.24      $(4.48)
Net income/(loss) per common and
    common equivalent share pro forma:
    Basic ................................  $0.81       $0.19      $(4.62)
    Diluted ..............................  $0.68       $0.18      $(4.62)

         SFAS No. 123 has been applied only to options granted and Employee Stock Purchase Plan purchases after January 1, 1995. As a result, the pro forma compensation expense may not be representative of that to be expected in future years.

         The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in 1998, 1997 and 1996:

                                      1998          1997            1996
                                      ----          ----            ----
 Risk free interest rate ..........   4.53%          6.19%           5.95%
 Expected dividend yield ..........      --             --              --
 Expected lives ................... 4 years        4 years         4 years
 Expected volatility ..............     51%            45%             45%
 Fair value of options granted ....   $3.99          $2.89           $3.31

         The following is a summary of stock option activity and weighted average exercise prices in the Company's SOP for the years ended December 31:

                                                       1998                          1997                          1996
                                             --------------------------    --------------------------    -------------------------
                                                            Weighted                      Weighted                     Weighted
                                                            Average                        Average                      Average
                                              Shares         Price          Shares          Price         Shares         Price
                                             ---------   ---------------   ---------    ------------     ---------    -----------
Options outstanding at beginning of
    period ................................     3,046           $7.76          2,818           $8.33        2,138         $8.41
Options granted ...........................       391            8.92          1,087            6.98          953          7.78
Options exercised .........................     (310)            6.42          (155)            7.51        (173)          6.27
Options forfeited/canceled ................     (100)            7.28          (704)            9.00        (100)          8.06
                                             =========    =============    ==========    ============    =========    ============
Options outstanding at end of period ......     3,027          $7.98           3,046          $7.76         2,818         $8.33
                                             =========    =============    ==========    ============    =========    ============
Number of options at end of period:
   Exercisable ............................     1,820          $8.18           1,884          $8.06         1,630         $5.02
   Available for grant ....................         4                            394                          784



                            PSC INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1998
                (All amounts in thousands, except per share data)


         The following is a summary of stock options outstanding and exercisable for the year ended December 31, 1998:

                                        Options Outstanding                           Options Exercisable
                     --------------------------------------------------------   -----------------------------
                                         Weighted          Weighted Average                     Weighted
     Range of                             Average             Remaining                         Average
Exercise Pricese                      Exercise Price      Contractual Life                   Exercise Price
   Per Share            Shares           per Share            (in years)          Shares        per Share
-------------------  ------------   -------------------  --------------------   ----------- -----------------
   $5.75 - $13.06       3,027             $7.98                   4.9              1,820          $8.18

         During the twelve month period ended December 31, 1998, 33 forfeited options were cancelled due to the expiration of the 1987 Stock Option Plan in December 1997. These options are not available for future grants.

         The Company was able to realize an income tax benefit in 1998, 1997 and 1996 from the exercise or early disposition of stock options. For financial reporting purposes, this benefit resulted in a decrease in current income taxes payable and an increase in additional paid-in capital.

Restricted Stock Awards

     The Company granted 62 and 7 restricted shares to certain key employees from the SOP at an average share price of $10.89 and $10.00 in 1998 and 1997, respectively. Shares were awarded in the name of the employee, who has all rights of a shareholder, subject to certain restrictions on transferability and a risk of forfeiture. Restricted stock awards are dependent upon continued employment, and in the case of performance shares, achievement of certain performance objectives. If the performance objectives are not met, the shares will expire in 2002. Deferred compensation was recorded as a reduction to shareholders' equity in the consolidated balance sheets based on the market value of the shares on the date of grant and is adjusted based on the closing price of the Company's Common Shares at the end of each fiscal quarter. Deferred compensation is amortized ratably over the restriction periods, which range between two and four years. Compensation expense was included in selling, general and administrative in the consolidated statements of operations and was not material.

Warrants

         In connection with the issuance of Preferred Shares, a warrant evidencing rights to purchase an aggregate of 180 Common Shares of the Company was issued and sold to the Purchaser of the Preferred Shares. This warrant has an exercise price of $8.00 per share and may be exercised prior to September 10, 2001.

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

                            PSC INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1998
                (All amounts in thousands, except per share data)


Employee Stock Purchase Plan

         The Company has an Employee Stock Purchase Plan (the Plan) under which 600 Common Shares can be issued. Under the terms of the Plan, eligible employees may purchase the Company's Common Shares semi-annually on approximately January 1 and July 1 through payroll deductions. The purchase price is the lower of 85% of the fair market value of the shares on the first or last day of each six month offering period. Employees purchased approximately 107 shares at an average price of $6.92 per share, 67 shares at an average price of $5.81 per share and 26 shares at an average price of $7.82 per share during 1998, 1997 and 1996, respectively. The Plan expires on December 31, 2000.

         The fair value of the purchase rights is estimated on the first day of the offering period using the Black-Scholes option pricing model with the following weighted average assumptions for grants in 1998, 1997 and 1996:

                                         1998            1997          1996
                                         ----            ----          ----
   Risk free interest rate ..........   5.19%           5.12%         5.89%
   Expected dividend yield ..........      --              --            --
   Expected lives ...................  6 mos.          6 mos.        6 mos.
   Expected volatility ..............     51%             45%           45%
   Fair value of purchase rights ....   $3.35           $2.06         $2.54

12.      ACCUMULATED OTHER COMPREHENSIVE INCOME

         Accumulated other comprehensive income consists of the following for the year ended December 31, 1998:

                                Foreign                        Accumulated Other
                                Currency        Unrealized       Comprehensive
                              Translation         Gain on            Income
                               Adjustment       Securities
                             ---------------   --------------  ----------------
Balance, beginning of year .         $(739)             $ --            $(739)
Current period change ......            702              312             1,014
                             ===============   ==============  ================
Balance, end of year .......          $(37)             $312             $ 275
                             ===============   ==============  ================

13.      NET INCOME PER COMMON AND COMMON EQUIVALENT SHARE

                                                  Year Ended December 31, 1998
                                       ----------------------------------------
                                         Income          Shares      Per-Share
                                       (Numerator)     (Denominator)    Amount
                                       -------------   -------------  ---------
Basic EPS:
Income available to
  common shareholders ................   $10,516          11,713        $0.90
                                                                      =========
Effect of dilutive securities:
   Options ...........................      --                 704
   Warrants ..........................      --                 201
   Preferred shares ..................      --               1,375
                                       -------------   -------------
Diluted EPS:
Income available to common
  shareholders and assumed conversions   $10,516          13,993        $0.75
                                       =============   =============  =========

                            PSC INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1998
                (All amounts in thousands, except per share data)

                                         Year Ended December 31, 1997
                               -----------------------------------------------
                                   Income         Shares         Per-Share
                                 (Numerator)   (Denominator)       Amount
                                -------------  -------------   ---------------

Basic EPS:
Income available to
  common shareholders              $2,889         11,197           $0.26
                                                               ===============
Effect of dilutive securities:
   Options                           --               195
   Warrants                          --                29
   Preferred shares                  --               422
                                -------------  -------------
Diluted EPS:
Income available to common
  shareholders and assumed
  conversions                     $2,889         11,843           $0.24
                                =============  =============   ===============


                                      Year Ended December 31, 1996
                               -----------------------------------------------
                                    Income         Shares         Per-Share
                                 (Numerator)    (Denominator)       Amount
                                -------------   -------------   --------------
Basic EPS:
Income available to
  common shareholders             $(46,980)        10,490          $(4.48)
                                =============   =============   ==============
Diluted EPS:
Income available to common
  shareholders and assumed
  conversions                     $(46,980)        10,490          $(4.48)
                                =============   =============   ==============

         Basic EPS were computed by dividing reported earnings available to common shareholders by weighted average shares outstanding during the year. Diluted EPS for the years 1998, 1997 and 1996 were determined on the following assumptions: 1) Preferred Shares and related warrants issued in connection with the private placement of equity were converted upon issuance on September 10, 1997 and January 1, 1998 and 2) warrants issued in connection with the acquisition of Spectra were converted on July 12, 1996, January 1, 1997 and January 1, 1998.

         Options to purchase 469, 1,148 and 2,495 shares of common stock at an average price of $9.93, $9.52, and $9.70 per share were outstanding for the years ending December 31, 1998, 1997, and 1996, respectively, but were not included in the computation of diluted EPS since the options' exercise price was greater than the average market price of Common Shares.

14.      401(k) PLAN

         The Company's 401(k) plan is available to U.S. employees meeting certain service and eligibility requirements. The Company pays a monthly matching contribution equal to 50% of the employees' contributions up to a maximum of 6% of their eligible compensation. Plan expense was $761, $717, and $377 for 1998, 1997 and 1996, respectively.

                            PSC INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1998
                (All amounts in thousands, except per share data)


15.      SEVERANCE AND OTHER COSTS

         During the second quarter of 1997, the Company recorded a pretax charge of $5.2 million for severance and other costs. Of the total charge, approximately $2.3 million was associated with the Severance Agreement with the former CEO, $1.2 million was for employee severance and benefit costs for the elimination of approximately 30 positions including several senior executives, a $1.0 million inventory write-off for the discontinuation of certain products, and $0.7 million for the centralization of research and development efforts and the relocation of manufacturing of certain product lines between the Company's two manufacturing facilities. Of the $4.2 million originally accrued in 1997, the Company recorded charges against the accrual of $2.2 million and $1.3 million in 1998 and 1997, respectively. The accrual as of December 31, 1998 was approximately $0.7 million, of which $0.1 million related to long-term contractual obligations.

16.      ACQUISITION RELATED RESTRUCTURING AND OTHER COSTS

         During the third quarter of 1996, the Company recorded a pretax charge of $10.0 million for the cost of restructuring its existing operations with those of Spectra which was acquired in July 1996. Of the total restructuring charge, approximately $5.0 million was associated with the closing of the Company's Sanford, Florida manufacturing facility, $3.6 million was related to the write-off of previously existing intangible and tangible assets and $1.4 million was recorded for employee severance and benefit costs for the elimination of seven positions. As of December 31, 1998, all positions targeted in the restructuring program were eliminated. Restructuring actions are expected to be completed by the end of 1999. Excluding $0.2 million reversed in 1998, the Company recorded charges against the accrual of $0.5 million, $3.7 million and $5.3 million in 1998, 1997 and 1996, respectively. The restructuring accrual as of December 31, 1998 was approximately $0.3 million, which relates to current contractual obligations. There have been no other reallocations or reestimates to date.

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

17.      DISCONTINUED OPERATIONS

         In June 1997, the Company disposed of its TxCOM subsidiary, which was acquired as part of the Spectra acquisition. For 1997 and 1996, results of operations were reported as discontinued operations in the Consolidated Statement of Operations. The Company recognized a net gain on operations of $164 in 1997 and a net loss on operations of $229 in 1996. Disposal of TxCOM resulted in the recording of losses of $265 and $5,217 in 1997 and 1996, respectively. These losses include the write-down of the assets to their net realizable value and the costs of disposing of the subsidiary, net of applicable tax benefits.

                            PSC INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1998
                (All amounts in thousands, except per share data)


16.      SIGNIFICANT CUSTOMER INFORMATION

         The Company sells its products principally to original equipment manufacturers, value-added resellers, distributors and systems integrators. During 1998, 1997 and 1996, no individual customer accounted for greater than 10% of net sales. The Company's arrangements with major customers are generally nonexclusive.

17.      SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

                                                             First        Second         Third         Fourth
                                                            Quarter       Quarter       Quarter        Quarter
                                                           ----------    ----------    -----------   ------------
  Year Ended December 31, 1998
  -------------------------------------------------
  Net sales .............................................    $53,628       $51,877        $52,807        $58,911
  Gross profit ..........................................     21,685        21,866         22,468         24,854
  Net income ............................................      2,230         2,695          2,727          2,864

  Net  income per common and
        common equivalent share (1):
     Basic ..............................................      $0.19         $0.23          $0.23          $0.24
     Diluted ............................................      $0.16         $0.19          $0.20          $0.21


  Year Ended December 31, 1997
  -------------------------------------------------
  Net sales .............................................    $54,236       $47,301        $53,191        $53,112
  Gross profit ..........................................     22,701        17,913         22,167         22,064
  Income (loss) from continuing operations ..............        886       (3,246)          2,542          2,808
  Loss from discontinued operations .....................       (16)          (85)             --             --
   Net income (loss) ....................................        870       (3,331)          2,542          2,808

  Net  income (loss) per common and
          common equivalent share (1):
  Basic:
     Continuing operations ..............................      $0.08       $(0.29)          $0.23          $0.25
     Discontinued operations ............................         --        (0.01)             --             --
                                                           ----------    ----------    -----------   ------------
     Net income (loss) ..................................      $0.08       $(0.30)          $0.23          $0.25
                                                           ==========    ==========    ===========   ============
  Diluted:
     Continuing operations ..............................      $0.08       $(0.29)          $0.22          $0.20
     Discontinued operations ............................         --        (0.01)             --             --
                                                           ==========    ==========    ===========   ============
     Net income (loss) ..................................      $0.08       $(0.30)          $0.22          $0.20
                                                           ==========    ==========    ===========   ============

(1) Earnings per share are computed independently for each of the quarters presented whereby the sum of the quarterly earnings per share in 1998 and 1997 does not equal the total computed for the respective years.

                            PSC INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1998
                (All amounts in thousands, except per share data)


20.      OPERATIONS BY GEOGRAPHIC AREA

         During 1998, the Company adopted Statement of Financial Accounting Standards No. 131 (SFAS No. 131), "Disclosures About Segments of an Enterprise and Related Information," which requires public business enterprises to report certain information about operating segments. It also requires that public business enterprises report certain information about their products and services, the geographic areas in which they operate and their major customers. SFAS No. 131 was issued effective for fiscal years beginning after December 15, 1997.

         The Company is engaged in a single reportable segment, specifically the design, manufacture and marketing of handheld and fixed position bar code readers, verifiers, integrated sortation and point-of-sale scanning systems. Operations in this business segment are summarized below by geographic area and by products. The Company's operations in Europe and Rest of World (ROW) primarily consist of selling and performing field service maintenance on products designed and manufactured in the United States.

         Sales are allocated to geographic areas based on customer location. In determining earnings before provision for income taxes for each geographic area, sales and purchases between areas have been accounted for on the basis of internal transfer prices set by the Company. Certain U.S. operating expenses are allocated between geographic areas based upon the percentage of geographic area revenue to total revenue.

         Long-lived assets represent tangible assets used in operations in each geographic area.

                                     North
 Year Ended December 31, 1998       America            Europe              ROW           Eliminations           Total
-----------------------------   ---------------    -------------      -------------    ----------------    --------------
Sales to unaffiliated
   customers ..................       $119,266          $70,599            $27,358              $   --          $217,223
Transfers between
   geographic areas ...........         51,155               --                 --            (51,155)                --
                                ---------------    -------------      -------------    ----------------    --------------
Total net sales ...............        170,421           70,599             27,358            (51,155)           217,223
                                ===============    =============      =============    ================    ==============
Long-lived assets .............        $34,301            $ 843              $ 253              $   --           $35,397
                                ===============    =============      =============    ================    ==============

                                     North
Year Ended December 31, 1997        America           Europe              ROW           Eliminations           Total
---------------------------      --------------    --------------    ---------------   ----------------    ---------------
Sales to unaffiliated
   customers ..................       $120,606           $57,518            $29,716             $   --           $207,840
Transfers between
   geographic areas ...........         39,820               157                 --           (39,977)                 --
                                 --------------    --------------    ---------------   ----------------    ---------------
Total net sales ...............        160,426            57,675             29,716           (39,977)            207,840
                                 ==============    ==============    ===============   ================    ===============
Long-lived assets .............        $34,502             $ 622              $ 345             $   --            $35,469
                                 ==============    ==============    ===============   ================    ===============


                            PSC INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1998
                (All amounts in thousands, except per share data)

                                       North
Year Ended December 31, 1996          America        Europe        ROW      Eliminations    Total
------------------------------     --------------  -----------   --------- --------------- ---------
Sales to unaffiliated
   customers                             $96,321      $31,968     $17,762           $   -- $146,051
Transfers between
   geographic areas                       18,165           --          --         (18,165)       --
                                   --------------  -----------   --------- --------------- ---------
Total net sales                          114,486       31,968      17,762         (18,165)  146,051
                                   ==============  ===========   ========= =============== =========
Long-lived assets                        $34,965        $ 601      $   46           $   --  $35,612
                                   ==============  ===========   ========= =============== =========

Sales are summarized by product as follows:

                   1998              1997             1996
               --------------    -------------    --------------
Scanners .....      $197,096         $190,723          $136,711
Service ......        20,127           17,117             9,340
               ==============    =============    ==============
                    $217,223         $207,840          $146,051
               ==============    =============    ==============

                                   SCHEDULE II

                            PSC INC. AND SUBSIDIARIES
                        VALUATION AND QUALIFYING ACCOUNTS
              FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996
                           (All amounts in thousands)


                                               1998           1997           1996
                                            ------------   ------------   --------------
Accounts Receivable Reserve-
BALANCE, at beginning of year                 $1,169         $1,101          $387
  Provision for doubtful accounts                   469            346        168
  Write-offs of doubtful accounts,
     net of recoveries                            (146)          (278)       (200)
  Other                                         --             --             746        (1)
                                            ============   ============   ==============
BALANCE, at end of year                       $1,492         $1,169        $1,101
                                            ============   ============   ==============


Restructuring Reserves-
BALANCE, at beginning of year                 $1,234         $5,064        $   786
  Addition to restructuring reserves            --             --            9,968
  Usage of restructuring reserves                 (619)       (3,830)       (5,690)
  Reversal of excess restructuring reserves       (200)        --             --
                                            ============   ============   ==============
BALANCE, at end of year                        $  415        $1,234        $5,064
                                            ============   ============   ==============

(1) Amount represents the reserve recorded in connection with the acquisition of Spectra.