Form 10-Q
period 1999-04-02
PSC INC
filed 1999-05-14
CIK 319379

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

                  For the quarterly period ended April 2, 1999

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the 12 months preceding (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

As of May 12, 1999, there were 11,968,325 shares of common stock outstanding.
===============================================================================

                            PSC Inc. AND SUBSIDIARIES

                                      INDEX

                                                                     PAGE NUMBER
PART I:  FINANCIAL INFORMATION

Item 1    -Financial Statements

 Consolidated Balance Sheets as of
 April 2, 1999 (Unaudited) and
 December 31, 1998...........................................................3-4

 Consolidated Statements of Operations and
 Retained Earnings for the three months ended:
 April 2, 1999 (Unaudited) and
 April 3, 1998 (Unaudited) ....................................................5

 Consolidated Statements of Cash Flows for the three months ended:
 April 2, 1999 (Unaudited) and
 April 3, 1998 (Unaudited) ....................................................6

 Notes to Consolidated Financial
 Statements (Unaudited) ....................................................7-10

Item 2    -Management's Discussion and Analysis of
               Financial Condition and Results of
               Operations .................................................11-13

PART II:  OTHER INFORMATION

Item 1    -Legal Proceedings .................................................14

Item 2    -Changes in Securities  ............................................14

Item 3    -Defaults upon Senior Securities ...................................14

Item 4    -Submission of Matters to a Vote of Security Holders  ..............14

Item 5    -Other Information   ...............................................14

Item 6    -Exhibits and Reports on Form 8-K  .................................14

                         PART I - FINANCIAL INFORMATION

Item 1:  Financial Statements

                                                       PSC Inc. AND SUBSIDIARIES
                                                      CONSOLIDATED BALANCE SHEETS
                                           (All amounts in thousands, except per share data)

                                                          April 2, 1999           December 31, 1998
                                                          -------------           -----------------
                                                            (Unaudited)
ASSETS

CURRENT ASSETS:
        Cash and cash equivalents .......................      $  5,090                $  6,180
        Accounts receivable, net of allowance
           for doubtful accounts of $1,575
           and $1,492, respectively .....................        35,809                  37,121
        Inventories .....................................        21,042                  17,250
        Prepaid expenses and other ......................         3,125                   2,946
                                                            -----------              ----------

       TOTAL CURRENT ASSETS .............................        65,066                  63,497

PROPERTY, PLANT AND EQUIPMENT, net
        of accumulated depreciation of $20,092
        and $18,639, respectively .......................        34,949                  35,397

DEFERRED TAX ASSETS .....................................        21,401                  21,244

INTANGIBLE AND OTHER ASSETS, net of accumulated
  amortization of $22,261 and $20,419, respectively .....        51,001                  51,125
                                                             ----------              ----------


TOTAL ASSETS ............................................      $172,417                $171,263
                                                              =========               =========

SEE ACCOMPANYING NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS.

                            PSC Inc. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                (All amounts in thousands, except per share data)
                                   (Continued)

                                                              April 2, 1999       December 31, 1998
                                                              -------------       -----------------
                                                                (Unaudited)
LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
      Current portion of long-term debt ....................  $  14,871              $   14,402
       Accounts payable ....................................     19,415                  18,190
       Accrued expenses ....................................     10,321                   8,035
       Accrued payroll and related employee benefits .......      5,624                   5,628
       Accrued acquisition related restructuring costs .....        157                     415
                                                              ---------                 -------

         TOTAL CURRENT LIABILITIES .........................     50,388                  46,670


LONG-TERM DEBT, less current maturities ....................     74,743                  78,806

OTHER LONG-TERM LIABILITIES ................................      1,561                   1,588

SHAREHOLDERS' EQUITY:
     Series A convertible preferred shares, par value $.01;           1                       1
       110 shares authorized, issued and outstanding
       ($11,000 aggregate liquidation value)
     Series B preferred shares, par value $.01; 175
       authorized, 0 shares issued and outstanding .........         --                      --
     Undesignated preferred shares, par value $.01;
       9,715 authorized, 0 shares issued and outstanding ...         --                      --
     Common shares, par value $.01;
          40,000 authorized 11,942 and 11,869
          shares issued and outstanding ....................        119                     119
       Additional paid-in capital ..........................     70,668                  70,068
       Retained earnings/(Accumulated deficit) .............    (23,936)                (26,027)
       Accumulated other comprehensive income/(loss) .......       (890)                    275
       Less treasury stock, 39 shares
        repurchased, at cost ...............................       (237)                   (237)
                                                             -----------              ----------

         TOTAL SHAREHOLDERS' EQUITY ........................     45,725                  44,199
                                                              ---------                --------

TOTAL LIABILITIES AND SHAREHOLDERS'
     EQUITY ................................................   $172,417                $171,263
                                                               ========                ========

SEE ACCOMPANYING NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS.



                            PSC Inc. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF OPERATIONS AND RETAINED EARNINGS
                (All amounts in thousands, except per share data)
                                   (Unaudited)
                                                                      Three Months Ended
                                                                    ------------------------
                                                                    April 2,           April 3,
                                                                      1999              1998
                                                                      ----              ----
NET SALES .......................................................    $59,145           $53,628

COST OF SALES ...................................................     33,540            31,943
                                                                   ---------         ---------
         Gross profit ...........................................     25,605            21,685

OPERATING EXPENSES:
         Engineering, research and development ..................      4,128             3,884
         Selling, general and administrative ....................     12,360             9,738
         Severance and other costs ..............................      2,103                --
         Amortization of intangibles resulting
              from business acquisitions ........................      1,699             1,707
                                                                       -----             -----
         Income from operations .................................      5,315             6,356

INTEREST AND OTHER INCOME /(EXPENSE):
         Interest expense .......................................     (2,174)           (2,876)
         Interest income ........................................         91                65
         Other income/(expense) .................................        (15)               (5)
                                                                  -----------          --------
                                                                      (2,098)           (2,816)
                                                                    ---------           -------
         Income before income tax provision .....................      3,217             3,540
         Income tax provision ...................................      1,126             1,310
                                                                    --------            ------
         Net income .............................................     $2,091            $2,230
                                                                      ======            ======

NET INCOME PER COMMON AND COMMON
        EQUIVALENT SHARE:
         Basic ..................................................      $0.18             $0.19
         Diluted ................................................      $0.15             $0.16

WEIGHTED AVERAGE NUMBER OF
    COMMON AND COMMON EQUIVALENT
    SHARES OUTSTANDING:
         Basic ..................................................     11,895            11,478
         Diluted ................................................     13,677            13,799

RETAINED EARNINGS/(ACCUMULATED DEFICIT):
         Retained earnings/(Accumulated deficit)
           beginning of period ..................................   ($26,027)         ($36,543)
         Net income .............................................      2,091             2,230
                                                                   -----------           -----
         Retained earnings/(Accumulated deficit),
           end of period ........................................   ($23,936)         ($34,313)
                                                                    =========          ========

SEE ACCOMPANYING NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS.



                            PSC INC. and SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (All amounts in thousands)
                                   (Unaudited)
                                                                      Three Months Ended
                                                                      ------------------
                                                                      April 2,       April 3,
                                                                       1999           1998
                                                                       ----           ----
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income ....................................................   $2,091            $2,230
       Adjustments to reconcile net income to net cash
       provided by (used in) operating activities:
         Depreciation and amortization ............................    3,340             3,157
         Deferred tax assets ......................................     (157)              909
         (Increase) decrease in assets:
             Accounts receivable ..................................    1,291              (211)
             Inventories ..........................................   (3,792)           (1,406)
             Prepaid expenses and other ...........................     (179)             (151)
         Increase (decrease) in liabilities:
             Accounts payable .....................................    1,225            (1,197)
             Accrued expenses .....................................    2,286             1,247
             Accrued payroll and related employee benefits ........      (67)           (1,717)
             Accrued acquisition related restructuring costs ......     (258)             (218)
                                                                       ------            ------

                Net cash provided by operating activities .........    5,780             2,643
                                                                  ----------             -----

CASH FLOWS FROM INVESTING ACTIVITIES:
    Capital expenditures, net .....................................   (1,005)           (1,186)
    Additions to intangible and other assets ......................   (2,037)             (698)
    Repayment of notes for stock option activity ..................      --                325
                                                                    --------          ---------
                      Net cash used in investing activities .......   (3,042)           (1,559)
                                                                    ---------         ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Addition to long-term debt ....................................    2,000             4,000
     Payment of long-term debt ....................................   (5,594)           (4,585)
    Addition to (payment of) other long-term liabilities, net .....       63               (40)
    Exercise of options and issuance of common shares .............      555             1,524
                                                                       -----             -----
     Net cash (used in) provided by financing activities ..........   (2,976)              899
                                                                     --------              ---

FOREIGN CURRENCY TRANSLATION ......................................     (852)             (204)

NET (DECREASE)/INCREASE IN CASH AND CASH                              --------           -----
         EQUIVALENTS ..............................................   (1,090)            1,779

CASH AND CASH EQUIVALENTS:
         Beginning of period ......................................    6,180             2,271
                                                                     -------           -------
         End of period ............................................   $5,090            $4,050
                                                                      ======            ======

SEE ACCOMPANYING NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS.

                            PSC Inc. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           FOR THE THREE MONTHS ENDED April 2, 1999 and April 3, 1998
                (All amounts in thousands, except per share data)
                                   (Unaudited)


(1)   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      The accompanying consolidated financial statements have been prepared by the Company without audit. In the opinion of management, these financial statements include all adjustments necessary to present fairly the Company's financial position as of April 2, 1999, the results of operations for the three months ended April 2, 1999 and April 3, 1998 and its cash flows for the three months ended April 2, 1999 and April 3, 1998. The results of operations for the three months ended April 2, 1999 are not necessarily indicative of the results to be expected for the full year.

      Certain information and disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The accompanying financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 1998 annual report on Form 10-K.

      INVENTORIES

      Inventories are stated at the lower of cost or market using the first-in, first-out method. Inventory costs include material, direct labor and overhead and consist of the following:

                                 April 2, 1999         December 31, 1998
                                ----------------      ---------------------
     Raw materials ...........        $13,660                 $11,231
     Work-in-process .........          3,228                   2,888
     Finished goods ..........          4,154                   3,131
                                    ==========              ==========
                                      $21,042                 $17,250
                                    ==========              ==========

(2)   LONG-TERM DEBT

      Long-term debt consists of the following:

                                   April 2, 1999         December 31, 1998
                                  ----------------      ---------------------
     Senior term loan A .........        $34,000                 $37,000
     Senior term loan B .........         22,750                  23,000
     Subordinated term loan .....         29,562                  29,547
     Subordinated promissory note          3,125                   3,438
     Other ......................            177                     223
                                       ----------             -----------
                                          89,614                  93,208
     Less:  current maturities ..         14,871                  14,402
                                       ----------             -----------
                                         $74,743                 $78,806
                                       ==========             ===========

 (3)  SEVERANCE AND OTHER COSTS

      During the first quarter of 1999, the Company recorded a pretax charge of $2.1 million for severance and other costs. Of the total charge, $1.4 million was for employee severance and benefit costs for the elimination of approximately 140 positions primarily at the Webster, New York manufacturing facility resultant from the consolidation of all high volume handheld scanner manufacturing at the Company's Eugene, Oregon facility. The remaining $0.7 is for early termination of the lease on the Company's Webster offsite storage and repair facility. As of April 2, 1999, the amount of the severance and other accruals was approximately $2.1 million, which relates to current contractual obligations. These costs reduced 1999 income before income tax provision, net income, basic EPS and diluted EPS by $2.1 million, $1.4 million, $0.11 and $0.10, respectively.

                            PSC Inc. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           FOR THE THREE MONTHS ENDED April 2, 1999 and April 3, 1998
                (All amounts in thousands, except per share data)
                                   (Unaudited)


(4)   SHAREHOLDERS' EQUITY

      During 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income", which requires comprehensive income and its components to be presented in the financial statements. Comprehensive income, which includes net income, foreign currency translation adjustments and unrealized loss on securities, was $926 and $2,026 for the three months ended April 2, 1999 and April 3, 1998, respectively.

      During the three month period ended April 2, 1999, employees purchased approximately 62 shares at $7.76 per share under the provisions of the Company's Employee Stock Purchase Plan.

      Changes in the status of options under the Company's stock option plans are summarized as follows:

                                           January 1, 1999       Weighted         January 1, 1998         Weighted
                                                 to               Average                to                Average
                                            April 2, 1999          Price         December 31, 1998          Price
                                          ------------------    ------------    ---------------------    ------------
     Options outstanding at
        beginning of period .............       3,027               $7.98                3,046               $7.76
     Options granted ....................          --                  --                  391                8.92
     Options exercised ..................        (11)                7.54                (310)                6.42
     Options forfeited/canceled .........         (6)                7.21                (100)                7.28
                                               =======            ========             ========            ========
     Options outstanding at
        end of period ...................       3,010               $7.99                3,027               $7.98
                                               =======            ========             ========            ========

     Number of options at end
        of period:
        Exercisable .....................       1,829                                   1,820
        Available for grant .............           6                                       4


      During the three month period ended April 2, 1999, 4 forfeited options were cancelled due to the expiration of the 1987 Stock Option Plan in December 1997. These options are not available for future grants.

(5)      NET INCOME PER COMMON AND COMMON EQUIVALENT SHARE

      Basic EPS was computed by dividing reported earnings available to common shareholders by weighted average shares outstanding during the year. Diluted EPS for the three months ended April 2, 1999 and April 3, 1998 was determined on the following assumptions: (1) Preferred Shares and related warrants issued in connection with the private placement of equity were converted upon issuance on January 1, 1998 and (2) warrants issued in connection with the acquisition of Spectra were converted on January 1, 1998.

      The following options were not included in the computation of diluted EPS since the exercise prices were greater than the average market price of Common Shares. Options to purchase 1,171 and 469 common shares at an average price of $9.65 and $9.23 per share were outstanding for the three months ended April 2, 1999 and April 3, 1998, respectively.

                            PSC Inc. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           FOR THE THREE MONTHS ENDED April 2, 1999 and April 3, 1998
                (All amounts in thousands, except per share data)
                                   (Unaudited)
                                                                      Three Months Ended
                                       ---------------------------------------------------------------------------------
                                                    April 2, 1999                             April 3, 1998
                                       ----------------------------------------   --------------------------------------
                                                                       Per                                       Per
                                         Income        Shares         Share          Income        Shares       Share
                                       (numerator)  (denominator)    Amount       (numerator)   (denominator)   Amount
Basic EPS:
Income available to common
   shareholders .......................     $2,091         11,895        $0.18          $2,230         11,478     $0.19
                                                                         =====                                    =====
Effect of dilutive securities:
   Options ............................         --            324                           --            649
   Warrants ...........................         --             83                           --            297
   Preferred Shares ...................         --          1,375                           --          1,375
                                       ------------ --------------                ------------- --------------
Diluted EPS:
Income available to common
   shareholders and assumed
   conversions ........................     $2,091         13,677        $0.15          $2,230         13,799     $0.16
                                            ======         ======        =====          ======         ======     =====

(6)  DERIVATIVES

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 (SFAS No. 133), "Accounting for
Derivative Instruments and Hedging Activities". SFAS No. 133 establishes accounting and reporting standards requiring that every derivative instrument be recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS No. 133 requires that changes in the derivative's fair value be recognized in earnings unless specific hedge accounting criteria are met. SFAS No. 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 1999 and cannot be applied retroactively. SFAS No. 133 must be applied to derivative instruments that were issued, acquired or substantively modified after December 31, 1997. The Company has not yet quantified the impacts of adopting SFAS No. 133 on the financial statements and has not determined the timing of or method of adopting SFAS No. 133.

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

                            PSC Inc. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           FOR THE THREE MONTHS ENDED April 2, 1999 and April 3, 1998
                (All amounts in thousands, except per share data)
                                   (Unaudited)


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

(7)  SUBSEQUENT EVENT

On May 12, 1999, the Company sold its facilities and property located in Eugene, Oregon and simultaneously entered into a lease agreement for the facilities for a fifteen year period. The lease is being accounted for as an operating lease, and the resulting gain of $0.5 million is being amortized over the life of the lease. The annual rental expense will be $0.8 million, which will be paid in quarterly installments. The net proceeds from the sale totaled $8.3 million, of which, $8.0 million will be utilized to reduce the senior credit facilities.

Item 2:  Management's Discussion and Analysis of Financial Condition
                  and Results of Operations

General

The following discussion and analysis should be read in conjunction with the Consolidated Financial Statements and Notes to Consolidated Financial Statements of the Company's December 31, 1998 annual report on Form 10-K.

Results of Operations:  Three Months ended April 2, 1999 and April 3, 1998
--------------------------------------------------------------------------

Net Sales. Consolidated net sales during the three months ended April 2, 1999 increased $5.5 million or 10% compared with the same period in 1998. International net sales increased 16% and represented approximately 55% of net sales in the first quarter of 1999 versus 52% of net sales in the first quarter of 1998. The overall increase in consolidated net sales is attributed primarily to increased sales in the fixed position retail product lines and U-Scan(R) Express Self-Checkout Systems. The increase in international sales is primarily due to the evolution of new products and the continued growth in the Company's European and Asian Pacific customer sales.

Gross Profit. Consolidated gross profit during the three months ended April 2, 1999 increased $3.9 million or 18% compared with the same period in 1998. As a percentage of sales, gross profit increased from 40.4% to 43.3%. The increase in gross profit percentage is primarily due to improved product mix, higher manufacturing volume and lower product unit costs.

Engineering, Research and Development. Engineering, Research and Development (ER&D) expenses increased $0.2 million or 6%, as compared to the same period in 1998. As a percentage of sales, ER&D was 7.0% in the first quarter of 1999 versus 7.2% of net sales in the first quarter of 1998. The dollar increase is due to additional investments in developing new products.

Selling, General and Administrative. Selling, General and Administrative (SG&A) expenses increased $2.6 million or 27%, as compared to the same period in 1998. As a percentage of sales, SG&A was 20.9% in 1999 versus 18.2% in 1998. The dollar increase is primarily due to a significant increase in the international sales infrastructure and additional investments in the Company's marketing organization and marketing programs.

Severance and Other Costs. During the first quarter of 1999, the Company recorded a pretax charge of $2.1 million for severance and other costs. Of the total charge, $1.4 million was for employee severance and benefit costs for the elimination of approximately 140 positions primarily at the Webster, New York manufacturing facility resultant from the consolidation of all high volume handheld scanner manufacturing at the Company's Eugene, Oregon facility. The remaining $0.7 is for early termination of the lease on the Company's Webster offsite storage and repair facility. As of April 2, 1999, the amount of the severance and other accruals was approximately $2.1 million, which relates to current contractual obligations. These costs reduced 1999 income before income tax provision, net income, basic EPS and diluted EPS by $2.1 million, $1.4 million, $0.11 and $0.10, respectively.

Interest Expense. Interest expense decreased $0.7 million versus the comparable period in 1998. The decrease is due to lower principal balances outstanding and a reduction in the Company's interest rates on its senior term loans as the Company achieved key milestones under certain financial covenants contained in the bank credit agreements.

Provision for Income Taxes. The Company's effective tax rate was 35% in 1999 versus 37% in 1998 due to larger Foreign Sales Corporation benefits.

Liquidity and Capital Resources:

Current assets increased $1.6 million from December 31, 1998 primarily due to an increase in inventory resulting from newly introduced products offset in part by a reduction in accounts receivable. Current liabilities increased $3.7 million primarily due to an increase in accounts payable and accrued expenses. As a result, working capital decreased $2.1 million from December 31, 1998.

Property, plant and equipment expenditures totaled $1.0 million for the three months ended April 2, 1999 compared with $1.2 million for the three months ended April 3, 1998. The 1999 expenditures primarily related to new product tooling, manufacturing equipment and computer hardware.

The long-term debt to capital percentage was 62.0% at April 2, 1999 versus 64.1% at December 31, 1998 primarily due to a reduction in long-term debt by $4.1 million and an increase in retained earnings resultant from net income of $2.1 million in the first quarter of 1999. At April 2, 1999, liquidity immediately available to the Company consisted of cash and cash equivalents of $5.1 million. The Company has credit facilities totaling $89.6 million and a revolving line of credit of $20.0 million, of which, there is no outstanding balance. The Company believes that its cash resources and available credit facilities, in addition to its operating cash flows, are sufficient to meet its requirements for the next 12 months.

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

         (2) Assessment of the software and hardware identified. This phase includes the evaluation of the software and hardware identified for Year 2000 compliance, the determination of the remediation method and resources required, and the development of an implementation plan. The Company has substantially completed the assessment stage.

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

Euro Conversion

On January 1, 1999, 11 of the 15 member countries of the European Union established fixed conversion rates between their existing legacy currencies and the euro. The legacy currencies will remain in effect until July 1, 2002, at which time, the legacy currencies will no longer be legal tender for any transactions. The Company believes, but can give no assurance, that the euro conversion will not have a material adverse impact to results of operations, financial position or cash flows.

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

PART II:  OTHER INFORMATION

Item 1:   Legal Proceedings:

         The descriptions of the Company's legal proceedings with Symbol Technologies, Inc. ("Symbol"), set forth in Item 3 of the Company's Annual Report on Form 10-K for the fiscal period ended December 31, 1998 (the "Litigation") are incorporated herein by reference.

         On April 28, 1999, the Court denied Symbol's motions for reconsideration and for immediate appeal of the Court's October 1998 Order granting the Company partial summary judgment against Symbol for patent misuse. The Court also clarified its prior Order by deleting reference to the 1995 licensing agreement.

         The trial for the contract issues has not yet been rescheduled.

Item 2:   Changes in Securities:  None

Item 3:   Defaults upon Senior Securities:  None

Item 4:   Submission of Matters of Shareholders to a Vote of Security Holders:
          None

Item 5:   Other Information:  None

Item 6:   Exhibits and Reports on Form 8-K

(a)       Exhibits:

10.1  Lease Agreement between the Company and Scan LLC dated May 12, 1999.....16

(b)       Reports on Form 8-K:   None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           PSC Inc.



DATE:    May 14, 1999                      By:    /s/ Robert C. Strandberg
                                                       --------------------
                                           Robert C. Strandberg
                                           President and Chief Executive Officer



DATE:    May 14, 1999                      By:   /s/  William J. Woodard
                                                      -------------------
                                           William J. Woodard
                                           Vice President and
                                           Chief Financial Officer



DATE:    May 14, 1999                      By:   /s/ Michael J. Stachura
                                                      -------------------
                                           Michael J. Stachura
                                           Vice President of Finance
                                          (Principal Accounting Officer)