Form 10-Q
period 1999-07-02
PSC INC
filed 1999-08-10
CIK 319379

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

                   For the quarterly period ended July 2, 1999

                                       OR

              |_| Transition report pursuant to Section 13 or 15(d)
                     of the Securities exchange Act of 1934


                           Commission File No. 0-9919

                                    PSC INC.
                                    --------
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the 12 months preceding (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

As of August 5, 1999, there were 12,045,544 shares of common stock outstanding.

                            PSC Inc. AND SUBSIDIARIES
                                      INDEX
                                                               PAGE NUMBER
PART I:  FINANCIAL INFORMATION

Item 1    -Financial Statements

Consolidated Balance Sheets as of
July 2, 1999 (Unaudited) and
December 31, 1998.................................................3-4

Consolidated Statements of Income and
Retained Earnings for the three and six months ended:
July 2, 1999 (Unaudited) and
July 3, 1998 (Unaudited) .........................................5-6

Consolidated Statements of Cash Flows for the six months ended:
July 2, 1999 (Unaudited) and
July 3, 1998 (Unaudited) ...........................................7

Notes to Consolidated Financial
Statements (Unaudited) ..........................................8-12

Item 2    -Management's Discussion and Analysis of
               Financial Condition and Results of
               Operations ......................................13-17

PART II:  OTHER INFORMATION

Item 1    -Legal Proceedings ......................................18

Item 2    -Changes in Securities  .................................19

Item 3    -Defaults upon Senior Securities ........................19

Item 4    -Submission of Matters to a Vote of Security Holders.....19

Item 5    -Other Information   ....................................19

Item 6    -Exhibits and Reports on Form 8-K  ......................20

                         PART I - FINANCIAL INFORMATION

Item 1:  Financial Statements

                            PSC Inc. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                (All amounts in thousands, except per share data)
                                                       July 2, 1999    Dec. 31, 1998
                                                       -------------   -------------
                                                       (Unaudited)
ASSETS
CURRENT ASSETS:
        Cash and cash equivalents ..................    $  5,464        $  6,180
        Accounts receivable, net of allowance
           for doubtful accounts of $1,554
           and $1,492, respectively ................      38,308          37,121
        Inventories ................................      21,761          17,250
        Prepaid expenses and other .................       3,097           2,946
                                                     -----------      ----------

       TOTAL CURRENT ASSETS ........................      68,630          63,497

PROPERTY, PLANT AND EQUIPMENT, net
        of accumulated depreciation of $20,605
        and $18,639, respectively ..................      27,101          35,397

DEFERRED TAX ASSETS ................................      20,201          21,244

INTANGIBLE AND OTHER ASSETS, net of accumulated
  amortization of $24,079 and $20,419, respectively       52,541          51,125
                                                      ----------      ----------


TOTAL ASSETS .......................................    $168,473        $171,263
                                                       =========       =========

SEE ACCOMPANYING NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS.

                            PSC Inc. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                (All amounts in thousands, except per share data)
                                  (Continued)
                                                              July 2, 1999    December 31, 1998
                                                              ------------    -----------------
                                                               (Unaudited)
LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
       Current portion of long-term debt ...................   $ 15,340       $   14,402
       Accounts payable ....................................     20,402           18,190
       Accrued expenses ....................................      9,411            8,035
       Accrued payroll and related employee benefits .......      5,754            5,628
       Accrued acquisition related restructuring costs .....        132              415
                                                              ---------          -------

     TOTAL CURRENT LIABILITIES .............................     51,039           46,670

LONG-TERM DEBT, less current maturities ....................     65,686           78,806

OTHER LONG-TERM LIABILITIES ................................      1,915            1,588

SHAREHOLDERS' EQUITY:
     Series A convertible preferred shares, par value $.01;.          1                1
       110 shares authorized, issued and outstanding
       ($11,000 aggregate liquidation value)
     Series B preferred shares, par value $.01; 175
       authorized, 0 shares issued and outstanding .........         --               --
     Undesignated preferred shares, par value $.01;
       9,715 authorized, 0 shares issued and outstanding ...         --               --
     Common shares, par value $.01;
       40,000 authorized 12,047 and 11,869
       shares issued and outstanding .......................        120              119
       Additional paid-in capital ..........................     71,432           70,068
       Retained earnings/(Accumulated deficit) .............    (20,448)         (26,027)
       Accumulated other comprehensive income/(loss) .......       (963)             275
       Less treasury stock repurchased at cost,
       46 and 39 shares ....................................       (309)            (237)
                                                                   -----            -----
       TOTAL SHAREHOLDERS' EQUITY ..........................     49,833           44,199
                                                              ---------         --------

TOTAL LIABILITIES AND SHAREHOLDERS'
     EQUITY ................................................   $168,473         $171,263
                                                               ========         ========
SEE ACCOMPANYING NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS.

                            PSC Inc. AND SUBSIDIARIES
             CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS
                (All amounts in thousands, except per share data)
                                   (Unaudited)

                                                          Three Months Ended
                                                       ------------------------
                                                       July 2,       July 3,
                                                         1999         1998
                                                          ---          ---
NET SALES ...........................................  $58,001       $51,877

COST OF SALES .......................................   33,979        30,011
                                                     ---------     ---------
         Gross profit ...............................   24,022        21,866

OPERATING EXPENSES:
         Engineering, research and development ......    4,419         3,856
         Selling, general and administrative ........   10,798         9,540
         Amortization of intangibles resulting
              from business acquisitions ............    1,513         1,718
                                                         -----         -----
         Income from operations .....................    7,292         6,752

INTEREST AND OTHER INCOME /(EXPENSE):
         Interest expense ...........................   (1,908)       (2,682)
         Interest income ............................       48            55
         Other income/(expense) .....................      (73)          152
                                                      ---------     --------
                                                        (1,933)       (2,475)
                                                      ---------       -------
         Income before income tax provision .........    5,359         4,277
         Income tax provision .......................    1,871         1,582
                                                      --------        ------
         Net income .................................   $3,488        $2,695
                                                        ======        ======

NET INCOME PER COMMON AND COMMON
        EQUIVALENT SHARE:
         Basic ......................................    $0.29         $0.23
         Diluted ....................................    $0.25         $0.19

WEIGHTED AVERAGE NUMBER OF
    COMMON AND COMMON EQUIVALENT
    SHARES OUTSTANDING:
         Basic ......................................   11,928        11,735
         Diluted ....................................   13,894        14,069

RETAINED EARNINGS/(ACCUMULATED DEFICIT):
         Retained earnings/(Accumulated deficit)
           beginning of period ...................... ($23,936)     ($34,313)
         Net income .................................    3,488         2,695
                                                     -----------       -----
         Retained earnings/(Accumulated deficit),
           end of period ............................ ($20,448)     ($31,618)
                                                      =========      ========



SEE ACCOMPANYING NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS.

                            PSC Inc. AND SUBSIDIARIES
             CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS
                (All amounts in thousands, except per share data)
                                   (Unaudited)

                                                          Six Months Ended
                                                       ----------------------
                                                         July 2,        July 3,
                                                           1999          1998
                                                           ----         ----
NET SALES ............................................   $117,146     $105,505

COST OF SALES ........................................     67,519       61,954
                                                        ---------    ---------
         Gross profit ................................     49,627       43,551

OPERATING EXPENSES:
         Engineering, research and development .......      8,547        7,740
         Selling, general and administrative .........     23,158       19,278
         Severance and other costs ...................      2,103           --
         Amortization of intangibles resulting
              from business acquisitions .............      3,212        3,425
                                                             ----         ----
         Income from operations ......................     12,607       13,108

INTEREST AND OTHER INCOME /(EXPENSE):
         Interest expense ............................     (4,082)      (5,558)
         Interest income .............................        139          120
         Other income/(expense) ......................        (88)         147
                                                       -----------    --------
                                                           (4,031)      (5,291)
                                                         ---------      -------
         Income before income tax provision ..........      8,576        7,817
         Income tax provision ........................      2,997        2,892
                                                         --------       ------
         Net income ..................................     $5,579       $4,925
                                                           ======       ======

NET INCOME PER COMMON AND COMMON
        EQUIVALENT SHARE:
         Basic .......................................      $0.47        $0.42
         Diluted .....................................      $0.41        $0.35

WEIGHTED AVERAGE NUMBER OF
    COMMON AND COMMON EQUIVALENT
    SHARES OUTSTANDING:
         Basic .......................................     11,912       11,608
         Diluted .....................................     13,774       13,940

RETAINED EARNINGS/(ACCUMULATED DEFICIT):
         Retained earnings/(Accumulated deficit)
           beginning of period .......................   ($26,027)    ($36,543)
         Net income ..................................      5,579        4,925
                                                        -----------      -----
         Retained earnings/(Accumulated deficit),
           end of period .............................   ($20,448)    ($31,618)
                                                         =========     ========


SEE ACCOMPANYING NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS.


                            PSC Inc. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (All amounts in thousands)
                                   (Unaudited)
                                                                           Six Months Ended
                                                                           ----------------
                                                                       July 2,           July 3,
                                                                        1999              1998
                                                                        ----              ----
    Net income ....................................................    $5,579           $4,925

       Adjustments to reconcile net income to net cash
       provided by (used in) operating activities:
         Depreciation and amortization ............................     6,649            6,505
         Deferred tax assets ......................................     1,043              603
         (Increase) decrease in assets:
             Accounts receivable ..................................    (1,196)          (1,841)
             Inventories ..........................................    (4,511)          (1,292)
             Prepaid expenses and other ...........................      (151)            (228)
         Increase (decrease) in liabilities:
             Accounts payable .....................................     2,212           (4,578)
             Accrued expenses .....................................     1,376            1,901
             Accrued payroll and related employee benefits ........        30             (254)
             Accrued acquisition related restructuring costs ......      (283)            (412)
                                                                        ------           ------

                Net cash provided by operating activities .........    10,748            5,329
                                                                       ------             ----

CASH FLOWS FROM INVESTING ACTIVITIES:
    Capital expenditures, net .....................................    (2,213)          (2,664)
    Additions to intangible and other assets ......................    (5,283)          (1,215)
    Proceeds from sale and leaseback transaction ..................     8,043               --
    Repayment of notes for stock option activity ..................       --               325
                                                                     ----------       ----------
               Net cash provided by (used in) investing activities        547           (3,554)
                                                                     ----------       ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Addition to long-term debt ....................................     7,000            6,500
     Payment of long-term debt ....................................   (19,182)          (9,672)
    Addition to (payment of) other long-term liabilities, net .....        39             (138)
    Purchase of treasury stock ....................................       (72)              --
    Exercise of options and issuance of common shares .............     1,253            2,678
    Tax benefit from exercise or early disposition of stock options        27              464
                                                                         ----              ---
                       Net cash used in financing activities ......   (10,935)            (168)
                                                                      --------            -----

FOREIGN CURRENCY TRANSLATION ......................................    (1,076)            (189)
                                                                       -------            -----

NET (DECREASE)/INCREASE IN CASH AND CASH
         EQUIVALENTS ..............................................      (716)           1,418

CASH AND CASH EQUIVALENTS:
         Beginning of period ......................................      6,180           2,271
                                                                       -------          -------
         End of period ............................................     $5,464          $3,689
                                                                        ======          ======


SEE ACCOMPANYING NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS.

                            PSC Inc. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            FOR THE THREE MONTHS ENDED July 2, 1999 and July 3, 1998
                (All amounts in thousands, except per share data)
                                   (Unaudited)


(1)   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      The accompanying consolidated financial statements have been prepared by the Company without audit. In the opinion of management, these financial statements include all adjustments necessary to present fairly the Company's financial position as of July 2, 1999, the results of operations for the three and six months ended July 2, 1999 and July 3, 1998 and its cash flows for the six months ended July 2, 1999 and July 3, 1998. The results of operations for the three and six months ended July 2, 1999 are not necessarily indicative of the results to be expected for the full year.

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

      INVENTORIES

      Inventories are stated at the lower of cost or market using the first-in, first-out method. Inventory costs include material, direct labor and overhead and consist of the following:

                                  July 2, 1999           December 31, 1998
                                 ----------------      -----------------------
     Raw materials ..............       $14,427                 $11,231
     Work-in-process ............         3,688                   2,888
     Finished goods .............         3,646                   3,131
                                     ===========             ===========
                                        $21,761                 $17,250
                                     ===========             ===========

(2)   LONG-TERM DEBT

      Long-term debt consists of the following:

                                  July 2, 1999           December 31, 1998
                                  ----------------      -----------------------
     Senior term loan A .........      $28,004                 $37,000
     Senior term loan B .........       20,496                  23,000
     Subordinated term loan .....       29,577                  29,547
     Subordinated promissory note        2,813                   3,438
     Other ......................          136                     223
                                    -----------             -----------
                                        81,026                  93,208
     Less:  current maturities ..       15,340                  14,402
                                    -----------             -----------
                                       $65,686                 $78,806
                                    ===========             ===========

                            PSC Inc. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            FOR THE THREE MONTHS ENDED July 2, 1999 and July 3, 1998
                (All amounts in thousands, except per share data)
                                   (Unaudited)


(3)   SEVERANCE AND OTHER COSTS

      During the first quarter of 1999, the Company recorded a pretax charge of $2.1 million for severance and other costs. Of the total charge, $1.4 million was for employee severance and benefit costs for the elimination of approximately 140 positions primarily at the Webster, New York manufacturing facility resultant from the consolidation of all high volume handheld scanner manufacturing at the Company's Eugene, Oregon facility. The remaining $0.7 is for early termination of the lease on the Company's Webster offsite storage and repair facility. As of July 2, 1999, the amount of the severance and other accruals was approximately $1.8 million, which relates to current contractual obligations. These costs reduced 1999 income before income tax provision, net income, basic EPS and diluted EPS by $2.1 million, $1.4 million, $0.11 and $0.10, respectively.

(4)   SALE LEASEBACK

      During May 1999, the Company sold its facilities and property located in Eugene, Oregon and simultaneously entered into a lease agreement for the facilities for a fifteen year period. The lease is being accounted for as an operating lease, and the resulting gain of $0.5 million is being amortized over the life of the lease. The annual rental expense will be $0.8 million, which will be paid in quarterly installments. The net proceeds from the sale totaled $8.0 million, of which, $8.0 million was utilized to reduce the senior credit facilities.

(5)   SHAREHOLDERS' EQUITY

      During 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income", which requires comprehensive income and its components to be presented in the financial statements. Comprehensive income, which includes net income, foreign currency translation adjustments and unrealized gain/loss on securities, was $3,414 and $2,903 for the three months ended July 2, 1999 and July 3, 1998, respectively, and $4,340 and $4,929 for the six months ended July 2, 1999 and July 3, 1998, respectively.

      During the six month period ended July 2, 1999, employees purchased approximately 129 shares at an average price of $7.49 per share under the provisions of the Company's Employee Stock Purchase Plan.

                            PSC Inc. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            FOR THE THREE MONTHS ENDED July 2, 1999 and July 3, 1998
                (All amounts in thousands, except per share data)
                                   (Unaudited)

      Changes in the status of options  under the  Company's  stock option plans are summarized as follows:
                                        January 1, 1999        Weighted          January 1, 1998           Weighted
                                               to               Average                 to                 Average
                                          July 2, 1999           Price          December 31, 1998           Price
                                       -------------------    ------------    -----------------------    -------------

    Options outstanding at
        beginning of period ...........       3,027               $7.98                 3,046                 $7.76
     Options granted ..................          84                9.23                   391                  8.92
     Options exercised ................        (42)                6.85                 (310)                  6.42
     Options forfeited/canceled .......        (45)                8.01                 (100)                  7.28
                                            ========            ========              ========              ========
     Options outstanding at
        end of period .................       3,024               $8.03                 3,027                 $7.98
                                            ========            ========              ========              ========

     Number of options at end
        of period:
        Exercisable ...................       1,884                                     1,820
        Available for grant ...........         948                                         4

      On May 12, 1999, the shareholders approved an increase in the number of common shares available for the issuance of stock options and restricted stock awards under the 1994 Stock Option Plan by 1,000 shares.

      During the six month period ended July 2, 1999, 16 forfeited options were cancelled due to the expiration of the 1987 Stock Option Plan in December 1997. These options are not available for future grants.

(6)   NET INCOME PER COMMON AND COMMON EQUIVALENT SHARE

      Basic EPS was computed by dividing reported earnings available to common shareholders by weighted average shares outstanding during the year. Diluted EPS for the three months ended July 2, 1999 and July 3, 1998 was determined on the following assumptions: (1) Preferred Shares and related warrants issued in connection with the private placement of equity were converted upon issuance on January 1, 1998 and (2) warrants issued in connection with the acquisition of Spectra were converted on January 1, 1998.

      The following options were not included in the computation of diluted EPS since the exercise prices were greater than the average market price of Common Shares. Options to purchase 497 and 147 common shares at an average price of $10.49 and $10.06 per share were outstanding for the three months ended July 2, 1999 and July 3, 1998, respectively. Options to purchase 551 and 182 common shares at an average price of $10.08 and $7.64 per share were outstanding for the six months ended July 2, 1999 and July 3, 1998, respectively.


                           PSC Inc. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            FOR THE THREE MONTHS ENDED July 2, 1999 and July 3, 1998
                (All amounts in thousands, except per share data)
                                   (Unaudited)
                                                                            Three Months Ended
                                ---------------------------------------------------------------------------------------------
                                                July 2, 1999                                     July 3, 1998
                                ---------------------------------------------    --------------------------------------------
                                                                     Per                                              Per
                                   Income           Shares          Share           Income           Shares          Share
                                 (numerator)     (denominator)      Amount        (numerator)     (denominator)      Amount
                                 -----------     -------------      ------        -----------     -------------      ------
Basic EPS:
Income available to common
   shareholders ................     $3,488             11,928       $0.29            $2,695             11,735       $0.23
                                                                     =====                                            =====
Effect of dilutive securities:
   Options .....................         --                425                            --                651
   Warrants ....................         --                166                            --                308
   Preferred Shares ............         --              1,375                            --              1,375
                                -------------- ------------------                -------------- ------------------
Diluted EPS:
Income available to common
   shareholders and assumed
   conversions .................     $3,488             13,894       $0.25            $2,695             14,069       $0.19
                                     ======             ======       =====            ======             ======       =====



                                                                      Six Months Ended
                                ---------------------------------------------------------------------------------------------
                                                July 2, 1999                                     July 3, 1998
                                ---------------------------------------------    --------------------------------------------
                                                                     Per                                              Per
                                 Income           Shares          Share           Income           Shares            Share
                               (numerator)     (denominator)      Amount        (numerator)     (denominator)        Amount
                               -----------     -------------      ------        -----------     -------------        ------
Basic EPS:
Income available to common
   shareholders ................     $5,579             11,912       $0.47            $4,925             11,608       $0.42
                                                                     =====                                            =====
Effect of dilutive securities:
   Options .....................         --                361                            --                655
   Warrants ....................         --                126                            --                302
   Preferred Shares ............         --              1,375                            --              1,375
                               ------------- ------------------                -------------- ------------------
Diluted EPS:
Income available to common
   shareholders and assumed
   conversions .................     $5,579             13,774       $0.41            $4,925             13,940       $0.35
                                     ======             ======       =====            ======             ======       =====


                            PSC Inc. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            FOR THE THREE MONTHS ENDED July 2, 1999 and July 3, 1998
                (All amounts in thousands, except per share data)
                                   (Unaudited)


(7)      DERIVATIVES

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 (SFAS No. 133), "Accounting for Derivative Instruments and Hedging Activities". SFAS No. 133 establishes accounting and reporting standards requiring that every derivative instrument be recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS No. 133 requires that changes in the derivative's fair value be recognized in earnings unless specific hedge accounting criteria are met. As amended by Statement of Financial Accounting Standards No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133", SFAS No. 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 2000 and cannot be applied retroactively. The Company has not yet quantified the impacts of adopting SFAS No. 133 on the financial statements and has not determined the timing of or method of adopting SFAS No. 133.

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

     Interest Rate Risk:

     The Company's exposure to interest rate changes relates to its long-term debt. The Company has entered into interest rate swap agreements with its senior lending banks in accordance with the terms of the senior credit agreement. The Company uses these interest rate swap agreements to reduce its exposure to interest rate changes. The differentials to be received or paid under these interest rate swap agreements are recognized as a component of interest expense in the Consolidated Statements of Income.

     Foreign Currency Exchange Rate Risk:

     The Company's exposure to foreign currency relates primarily to its international subsidiaries. Sales to certain countries are denominated in their local currency. The Company enters into foreign currency forward exchange contracts to minimize the effect of foreign currency fluctuations relating to these transactions and commitments denominated in foreign currencies. The foreign exchange contracts generally have maturities of approximately 30 days and require the Company to exchange foreign currencies for U.S. dollars at maturity, at rates agreed to at the inception of the contracts. Gains and losses on forward contracts are offset against the foreign exchange gains and losses on the underlying hedged items and are recorded in the Consolidated Statements of Income.

Item 2:  Management's Discussion and Analysis of Financial Condition
                  and Results of Operations

General

The following discussion and analysis should be read in conjunction with the Consolidated Financial Statements and Notes to Consolidated Financial Statements of the Company's December 31, 1998 annual report on Form 10-K.

Results of Operations:  Three Months ended July 2, 1999 and July 3, 1998
------------------------------------------------------------------------

Net Sales. Consolidated net sales during the three months ended July 2, 1999 increased $6.1 million or 12% compared with the same period in 1998. International net sales increased 35% and represented approximately 60% of net sales in the second quarter of 1999 versus 49% of net sales in the second quarter of 1998. The overall increase in consolidated net sales is attributed primarily to increased sales in the fixed position retail product lines and U-Scan(R) Express Self-Checkout Systems. The increase in international sales is primarily due to new products and the continued growth in the European and Asian Pacific customer sales.

Gross Profit. Consolidated gross profit during the three months ended July 2, 1999 increased $2.2 million or 10% compared with the same period in 1998. As a percentage of sales, gross profit decreased from 42.1% to 41.4%. The decrease in gross profit percentage is primarily due to product mix, negative foreign currency impact and costs incurred to transition manufacturing activities from Webster, NY to Eugene, OR.

Engineering, Research and Development. Engineering, Research and Development (ER&D) expenses increased $0.6 million or 15%, as compared to the same period in 1998. As a percentage of sales, ER&D was 7.6% in the second quarter of 1999 versus 7.4% of net sales in the second quarter of 1998.

Selling, General and Administrative. Selling, General and Administrative (SG&A) expenses increased $1.3 million or 13%, as compared to the same period in 1998. As a percentage of sales, SG&A was 18.6% in 1999 versus 18.4% in 1998. The dollar increase is primarily due to a significant increase in the international sales infrastructure and additional investments in the Company's marketing organization and marketing programs.

Interest Expense. Interest expense decreased $0.8 million versus the comparable period in 1998. The decrease is due to lower principal balances outstanding and a reduction in the Company's interest rates on its senior term loans as the Company achieved key milestones under certain financial covenants contained in the bank credit agreements.

Provision for Income Taxes. The Company's effective tax rate was 35% in 1999 versus 37% in 1998 due to larger Foreign Sales Corporation benefits.

Results of Operations:  Six Months ended July 2, 1999 and July 3, 1998
----------------------------------------------------------------------

Net Sales. Consolidated net sales during the six months ended July 2, 1999 increased $11.6 million or 11% compared with the same period in 1998. International net sales increased 25% and represented approximately 57% of net sales in the first half of 1999 versus 51% of net sales in the first half of 1998. The overall increase in consolidated net sales is attributed primarily to increased sales in the fixed position retail product lines and U-Scan(R) Express Self-Checkout Systems. The increase in international sales is primarily due to new products and the continued growth in the Company's European and Asian Pacific customer sales.

Gross Profit. Consolidated gross profit during the six months ended July 2, 1999 increased $6.1 million or 14% compared with the same period in 1998. As a percentage of sales, gross profit increased from 41.3% to 42.4%. The increase in gross profit percentage is primarily due to improved product mix and higher manufacturing volume.

Engineering, Research and Development. Engineering, Research and Development (ER&D) expenses increased $0.8 million or 10%, as compared to the same period in 1998. As a percentage of sales, ER&D was 7.3% in the first half of both 1999 and 1998. The dollar increase is due to additional investments in developing new products.

Selling, General and Administrative. Selling, General and Administrative (SG&A) expenses increased $3.9 million or 20%, as compared to the same period in 1998. As a percentage of sales, SG&A was 19.8% in 1999 versus 18.3% in 1998. The dollar increase is primarily due to a significant increase in the international sales infrastructure and additional investments in the Company's marketing organization and marketing programs.

Severance and Other Costs. During the first quarter of 1999, the Company recorded a pretax charge of $2.1 million for severance and other costs. Of the total charge, $1.4 million was for employee severance and benefit costs for the elimination of approximately 140 positions primarily at the Webster, New York manufacturing facility resultant from the consolidation of all high volume handheld scanner manufacturing at the Company's Eugene, Oregon facility. The remaining $0.7 is for early termination of the lease on the Company's Webster offsite storage and repair facility. As of July 2, 1999, the amount of the severance and other accruals was approximately $1.8 million, which relates to current contractual obligations. These costs reduced 1999 income before income tax provision, net income, basic EPS and diluted EPS by $2.1 million, $1.4 million, $0.11 and $0.10, respectively.

Interest Expense. Interest expense decreased $1.5 million versus the comparable period in 1998. The decrease is due to lower principal balances outstanding and a reduction in the Company's interest rates on its senior term loans as the Company achieved key milestones under certain financial covenants contained in the bank credit agreements.

Provision for Income Taxes. The Company's effective tax rate was 35% in 1999 versus 37% in 1998 due to larger Foreign Sales
Corporation benefits.

Liquidity and Capital Resources:

Current assets increased $5.1 million from December 31, 1998 primarily due to an increase in accounts receivable and inventory resulting from newly introduced products. Current liabilities increased $4.4 million primarily due to an increase in accounts payable and accrued expenses. As a result, working capital increased $0.7 million from December 31, 1998.

Property, plant and equipment expenditures totaled $2.2 million for the six months ended July 2, 1999 compared with $2.7 million for the six months ended July 3, 1998. The 1999 expenditures primarily related to new product tooling, manufacturing equipment and computer hardware.

The long-term debt to capital percentage was 56.9% at July 2, 1999 versus 64.1% at December 31, 1998 primarily due to a reduction in long-term debt by $13.1 million and an increase in retained earnings resultant from net income of $5.6 million in the first half of 1999. At July 2, 1999, liquidity immediately available to the Company consisted of cash and cash equivalents of $5.5 million. The Company has a revolving line of credit of $20.0 million, of which, there is no outstanding balance. The Company believes that its cash resources and available credit facilities, in addition to its operating cash flows, are sufficient to meet its requirements for the next 12 months.

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

         (3) Implementation of a remediation plan. This phase includes testing some modifications/upgrades in a Year 2000 simulated environment and vendor interface testing, if necessary. The Company has commenced implementation, both domestically and internationally, and expects this phase to be completed by the end of October 1999. The Company's remediation plan for its Year 2000 issue is an ongoing process and the estimated completion dates above are subject to change.

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

The Company is developing its contingency plans and expects to have them completed by September 1999. To mitigate the effects of the Company's or significant suppliers' potential failure to remediate the Year 2000 issue in a timely manner, the Company will take appropriate actions. Such actions may include having arrangements for alternate suppliers, using manual intervention to ensure the continuation of operations where necessary and scheduling activity in December 1999 that would normally occur at the beginning of January 2000. If it becomes necessary for the Company to take these corrective actions, it is uncertain, until the contingency plans are finalized, whether this would result in significant delays in business operations or have a material adverse effect on the Company's results of operations, financial position or cash flows.

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

Euro Conversion

On January 1, 1999, 11 of the 15 member countries of the European Union established fixed conversion rates between their existing legacy currencies and the euro. The legacy currencies will remain in effect until July 1, 2002, at which time, the legacy currencies will no longer be legal tender for any transactions. The Company believes that the euro conversion will not have a material adverse impact to results of operations, financial position or cash flows.

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

         On April 28, 1999, the Court denied Symbol's motions for reconsid-eration and for immediate appeal of the Court's October 199 Order granting the Company partial summary judgment against Symbol for patent misuse. The Court also clarified its prior Order by deleting reference to the 1995 licensing agreement.

         The trial for the contract issues has not yet been rescheduled.

         On July 21, 1999, the Company and six other leading members of the Automatic Identification and Data Capture industry jointly initiated litigation in the U.S. District Court of Nevada in Reno, Nevada against the Lemelson Medical, Educational, & Research Foundation, Limited Partnership (the "Lemelson Partnership"). In this suit, entitled Symbol Technologies, Inc. et. al. v. Lemelson Medical, Educational & Research Foundation, Limited Partnerships, the Auto ID companies seek, among other remedies, a declaration that certain patents, which have been asserted by the Lemelson Partnership against end users of bar code equipment, are invalid, unenforceable and not infringed. The other plaintiffs in the lawsuit are Accu-Sort Systems, Inc., Intermec Technologies Corporation, a wholly-owned subsidiary of UNOVA, Inc., Metrologic Instruments, Inc., Symbol Technologies, Inc., Teklogix Corporation, a wholly-owned U.S. subsidiary of Teklogix International, Inc. and Zebra Technologies Corporation. Symbol has agreed to bear approximately half of the legal and related expenses associated with the litigation, with the remaining portion being borne equally by the Company and the other five Auto ID companies.

         Although no claim is now being asserted by the Lemelson Partnership directly against the Company or, to our knowledge any other Auto ID company, the Lemelson Partnership has contacted many of the Auto ID companies' customers demanding a one-time license fee for certain so-called "bar code" patents transferred to the Lemelson Partnership by the late Jerome H. Lemelson. The Company and the other Auto ID companies have received many requests from their customers asking that they undertake the defense of these claims using their knowledge of the technology at issue. Certain of these customers have requested indemnification against the Lemelson Partnership's claims from the Company and the other Auto ID companies, individually and/or collectively with other equipment suppliers. The Company, and we understand, the other Auto ID companies believe that generally they have no obligation to indemnify their customers against these claims and that the patents being asserted by the Lemelson Partnership against their customers with respect to bar code equipment are invalid, unenforceable and not infringed. However, the Company and the other Auto ID companies believe that the Lemelson claims do concern the Auto ID industry at large and that it is appropriate for them to act jointly to protect their customers against what they believe to be baseless claims being asserted by the Lemelson Partnership.

         The Company has been informed that on or about July 2, 1999, Interna-tional Automated Systems ("IAS") filed a complaint in the State of Utah against the Company and Optimal Robotics Corp. ("Optimal"), alleging patent infringement. The complaint has not yet been served on the Com-pany. The Company believes that the lawsuit will not have a material adverse effect on the Company's business or prospects and intends to vigorously defend the claim with Optimal. The Company's contract with Optimal provides for indemnification obligations on the part of Optimal.

Item 2:   Changes in Securities:  None

Item 3:   Defaults upon Senior Securities:  None

Item 4:  Submission of Matters of Shareholders to a Vote of Security Holders:

(a)      The Annual Meeting of Shareholders was held on May 12, 1999.

(b) The names of the directors elected at the Annual Meeting for a three-year term are as follows:

                  Jay M. Eastman
                  Thomas J. Morgan
                  Bert W. Wasserman

         The name of each other director whose term of office continued after the Annual Meeting is as follows:

                  Robert S. Ehrlich
                  Donald K. Hess
                  James C. O'Shea
                  Jack E. Rosenfeld
                  Robert C. Strandberg
                  Justin L. Vigdor
                  Dr. Romano Volta

        (c)(i) At the Annual Meeting, the tabulation of votes with respect to each nominee for director was as follows:

                                            Votes               Authority
              Nominee                        FOR                 Withheld
              Jay M. Eastman ...........  8,830,684              741,982
              Thomas J. Morgan .........  8,802,075              770,591
              Bert W. Wasserman ........  8,860,479              712,187

        (c)(ii)At the Annual Meeting, the shareholders voted upon one other matter. The description of the other matter voted upon and the tabulation of votes with respect to such matter are as follows:

                                               Votes       Votes         Votes
                                                FOR       AGAINST     ABSTAINING
              Proposal to approve the        2,641,393   2,291,208      97,022
              amendment to the 1994 Stock
              Option Plan

Item 5:   Other Information:  None

Item 6:   Exhibits and Reports on Form 8-K

(a)      Exhibits:                                                     Page No.

              10.1 Amendment  Five and Consent  and Waiver  dated as of March 1,
                   1999 to the Credit Agreement dated as of July 12, 1996 among PSC Scanning Inc., as Borrower, PSC Inc., as Guarantor, the financial institutions party thereto and Fleet Bank as initial Issuing Bank and administrative agent .............22

              10.2 Amendment  No. 4,  Consent and Waiver  dated March 1, 1999 to
                   Securities Purchase Agreements and Warrants among PSC Inc., PSC Scanning Inc., and the Purchasers named in the Securities
                   Purchase Agreements .......................................25

              10.3 Amendment Six dated as of May 1, 1999 to the Credit Agreement dated as of July 12, 1996 among PSC Scanning Inc., as Borrower, PSC Inc., as Guarantor, the financial institutions party thereto and Fleet Bank as initial Issuing Bank and administrative agent ......................................33

              10.4 Consent  and Waiver  dated as of June 30,  1999 to the Credit
                   Agreement dated as of July 12, 1996 among PSC Scanning Inc., as Borrower, PSC Inc., as Guarantor, the financial institutions party thereto and Fleet Bank as initial Issuing
                   Bank and administrative agent .............................36

              10.5* Second Amendment to Employment Agreement between the Company and Robert C. Strandberg dated as of July 13, 1999 ........38

              10.6* Second Amendment to Agreement between the Company and Robert
                   S. Ehrlich dated as of July 13, 1999 ......................47


         (b)  Reports on Form 8-K:   None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                          PSC Inc.



DATE:    August 9, 1999   By:    /s/ Robert C. Strandberg
                                     --------------------
                                    Robert C. Strandberg
                                    President & Chief Executive Officer


DATE:    August 9, 1999   By:   /s/  William J. Woodard
                                     William J. Woodard
                                     Vice President & Chief Financial Officer


DATE:    August 9, 1999   By:   /s/ Michael J. Stachura
                                    -------------------
                                    Michael J. Stachura
                                    Vice President of Finance
                                    (Principal Accounting Officer)