Form 10-Q
period 1999-10-01
PSC INC
filed 1999-11-09
CIK 319379

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

                 For the quarterly period ended October 1, 1999

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the 12 months preceding (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

As  of  November  5,  1999,  there  were  12,080,550  shares  of  common  stock outstanding.
================================================================================

                            PSC Inc. AND SUBSIDIARIES

                                      INDEX

                                                                     PAGE NUMBER
PART I:  FINANCIAL INFORMATION

Item 1    -Financial Statements

           Consolidated Balance Sheets as of
           October 1, 1999 (Unaudited) and
           December 31, 1998...............................................3-4

           Consolidated Statements of Income and
           Retained Earnings for the three and nine months ended:
           October 1, 1999 (Unaudited) and
           October 2, 1998 (Unaudited) ....................................5-6

           Consolidated Statements of Cash Flows for the nine months ended:
           October 1, 1999 (Unaudited) and
           October 2, 1998 (Unaudited) ......................................7

           Notes to Consolidated Financial
           Statements (Unaudited) ........................................8-12

Item 2    -Management's Discussion and Analysis of
               Financial Condition and Results of
               Operations ...............................................13-17

PART II:  OTHER INFORMATION

Item 1    -Legal Proceedings ...............................................18

Item 2    -Changes in Securities  ..........................................18

Item 3    -Defaults upon Senior Securities .................................18

Item 4    -Submission of Matters to a Vote of Security Holders  ............18

Item 5    -Other Information................................................18

Item 6    -Exhibits and Reports on Form 8-K  ...............................18

                         PART I - FINANCIAL INFORMATION

Item 1:  Financial Statements

                            PSC Inc. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                (All amounts in thousands, except per share data)

                                                              Oct. 1,    Dec.31,
                                                               1999        1998
                                                            ----------   -------
                                                            (Unaudited)
ASSETS

CURRENT ASSETS:
        Cash and cash equivalents ......................    $  5,924    $  6,180
        Accounts receivable, net of allowance
          for doubtful accounts of $1,558
          and $1,492, respectively .....................      36,857      37,121
        Inventories ....................................      23,970      17,250
        Prepaid expenses and other .....................       2,876       2,946
                                                            --------    --------

       TOTAL CURRENT ASSETS ............................      69,627      63,497

PROPERTY, PLANT AND EQUIPMENT, net
        of accumulated depreciation of $22,144
        and $18,639, respectively ......................      26,454      35,397

DEFERRED TAX ASSETS ....................................      18,738      21,244

INTANGIBLE AND OTHER ASSETS, net of accumulated
  amortization of $25,890 and $20,419, respectively ....      50,449      51,125
                                                            --------    --------


TOTAL ASSETS ...........................................    $165,268    $171,263
                                                            ========    ========

SEE ACCOMPANYING NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS.



                            PSC Inc. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                (All amounts in thousands, except per share data)
                                   (Continued)
                                                                Oct. 1,      Dec. 31,
                                                                 1999          1998
                                                                 ----          ----
                                                              (Unaudited)
LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
       Current portion of long-term debt ..................   $  15,804    $  14,402
       Accounts payable ...................................      18,883       18,190
       Accrued expenses ...................................       6,752        8,035
       Accrued payroll and related employee benefits ......       5,651        5,628
       Accrued acquisition related restructuring costs ....         125          415
                                                              ---------    ---------

     TOTAL CURRENT LIABILITIES ............................      47,215       46,670

LONG-TERM DEBT, less current maturities ...................      61,632       78,806

OTHER LONG-TERM LIABILITIES ...............................       1,957        1,588

SHAREHOLDERS' EQUITY:
     Series A convertible preferred shares, par value $.01;           1            1
       110 shares authorized, issued and outstanding
       ($11,000 aggregate liquidation value)
     Series B preferred shares, par value $.01; 175
       authorized, 0 shares issued and outstanding ........        --           --
     Undesignated preferred shares, par value $.01;
       9,715 authorized, 0 shares issued and outstanding ..        --           --
     Common shares, par value $.01;
          40,000 authorized 12,080 and 11,869
          shares issued and outstanding ...................         121          119
       Additional paid-in capital .........................      71,766       70,068
       Retained earnings/(Accumulated deficit) ............     (16,606)     (26,027)
       Accumulated other comprehensive income/(loss) ......        (509)         275
       Less treasury stock repurchased at cost,
       46 and 39 shares ...................................        (309)        (237)
                                                              ---------    ---------
       TOTAL SHAREHOLDERS' EQUITY .........................      54,464       44,199
                                                              ---------    ---------

TOTAL LIABILITIES AND SHAREHOLDERS'
     EQUITY ...............................................   $ 165,268    $ 171,263
                                                              =========    =========


SEE ACCOMPANYING NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS.

                            PSC Inc. AND SUBSIDIARIES
             CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS
                (All amounts in thousands, except per share data)
                                   (Unaudited)

                                                      Three Months Ended
                                                    ---------------------
                                                    Oct. 1,       Oct. 2,
                                                     1999          1998
                                                     ----          ----
NET SALES .......................................   $ 59,031    $ 52,807

COST OF SALES ...................................     34,130      30,339
                                                    --------    --------
         Gross profit ...........................     24,901      22,468

OPERATING EXPENSES:
         Engineering, research and development ..      4,622       3,877
         Selling, general and administrative ....     11,435      10,180
         Amortization of intangibles resulting
              from business acquisitions ........      1,603       1,683
                                                    --------    --------
         Income from operations .................      7,241       6,728

INTEREST AND OTHER INCOME:
         Interest expense .......................     (1,826)     (2,479)
         Interest income ........................         70          65
         Other income ...........................        425          14
                                                    --------    --------
                                                      (1,331)     (2,400)
                                                    --------    --------
         Income before income tax provision .....      5,910       4,328
         Income tax provision ...................      2,068       1,601
                                                    --------    --------
         Net income .............................   $  3,842    $  2,727
                                                    ========    ========

NET INCOME PER COMMON AND COMMON
        EQUIVALENT SHARE:
         Basic ..................................   $   0.32    $   0.23
         Diluted ................................   $   0.27    $   0.20

WEIGHTED AVERAGE NUMBER OF
    COMMON AND COMMON EQUIVALENT
    SHARES OUTSTANDING:
         Basic ..................................     12,019      11,817
         Diluted ................................     14,021      13,331

RETAINED EARNINGS/(ACCUMULATED DEFICIT):
         Retained earnings/(Accumulated deficit)
           beginning of period ..................   ($20,448)   ($31,618)
         Net income .............................      3,842       2,727
                                                    --------    --------
         Retained earnings/(Accumulated deficit),
           end of period ........................   ($16,606)   ($28,891)
                                                    ========    ========



SEE ACCOMPANYING NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS.

                            PSC Inc. AND SUBSIDIARIES
             CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS
                (All amounts in thousands, except per share data)
                                   (Unaudited)

                                                       Nine Months Ended
                                                     -----------------------
                                                     Oct. 1,      Oct. 2,
                                                       1999         1998
                                                       ----         ----
NET SALES .......................................   $ 176,177    $ 158,312

COST OF SALES ...................................     101,649       92,293
                                                    ---------    ---------
         Gross profit ...........................      74,528       66,019

OPERATING EXPENSES:
         Engineering, research and development ..      13,169       11,617
         Selling, general and administrative ....      34,593       29,458
         Severance and other costs ..............       2,103         --
         Amortization of intangibles resulting
              from business acquisitions ........       4,815        5,108
                                                    ---------    ---------
         Income from operations .................      19,848       19,836

INTEREST AND OTHER INCOME /(EXPENSE):
         Interest expense .......................      (5,908)      (8,037)
         Interest income ........................         209          185
         Other income/(expense) .................         337          161
                                                    ---------    ---------
                                                       (5,362)      (7,691)
                                                    ---------    ---------
         Income before income tax provision .....      14,486       12,145
         Income tax provision ...................       5,065        4,493
                                                    ---------    ---------
         Net income .............................   $   9,421    $   7,652
                                                    =========    =========

NET INCOME PER COMMON AND COMMON
        EQUIVALENT SHARE:
         Basic ..................................   $    0.79    $    0.66
         Diluted ................................   $    0.68    $    0.55

WEIGHTED AVERAGE NUMBER OF
    COMMON AND COMMON EQUIVALENT
    SHARES OUTSTANDING:
         Basic ..................................      11,948       11,677
         Diluted ................................      13,873       14,026

RETAINED EARNINGS/(ACCUMULATED DEFICIT):
         Retained earnings/(Accumulated deficit)
           beginning of period ..................   ($ 26,027)   ($ 36,543)
         Net income .............................       9,421        7,652
                                                    ---------    ---------
         Retained earnings/(Accumulated deficit),
           end of period ........................   ($ 16,606)   ($ 28,891)
                                                    =========    =========


SEE ACCOMPANYING NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS.

                            PSC Inc. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (All amounts in thousands)
                                   (Unaudited)
                                                                              Nine Months Ended
                                                                              -----------------
                                                                            Oct. 1,        Oct. 2,
                                                                              1999          1998
                                                                              ----          ----
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income ..........................................................   $  9,421    $  7,652
       Adjustments to reconcile net income to net cash
       provided by operating activities:
         Depreciation and amortization ..................................     10,056       9,890
         Loss on disposition of assets ..................................       --             9
         Deferred tax assets ............................................      2,506         528
         (Increase) decrease in assets:
             Accounts receivable ........................................        255      (2,867)
             Inventories ................................................     (6,720)     (3,313)
             Prepaid expenses and other .................................         70        (596)
         Increase (decrease) in liabilities:
             Accounts payable ...........................................        693        (950)
             Accrued expenses ...........................................     (1,283)      1,682
             Accrued payroll and related employee benefits ..............        (46)       (731)
             Accrued acquisition related restructuring costs ............       (290)       (508)
                                                                            --------    --------

                Net cash provided by operating activities ...............     14,662      10,796
                                                                            --------    --------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Capital expenditures, net ...........................................     (3,682)     (4,067)
    Additions to intangible and other assets ............................     (4,842)     (1,440)
    Proceeds from sale/leaseback and land sale ..........................      8,620        --
    Repayment of notes for stock option activity ........................       --           325
                                                                            --------    --------
                      Net cash provided by (used in) investing activities         96      (5,182)
                                                                            --------    --------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Addition to long-term debt ..........................................      7,000       6,500
     Payment of long-term debt ..........................................    (22,772)    (15,759)
    Addition to (payment of) other long-term liabilities, net ...........         81        (110)
    Purchase of treasury stock ..........................................        (72)       --
    Exercise of options and issuance of common shares ...................      1,515       2,727
    Tax benefit from exercise or early disposition of stock options .....         43         464
                                                                            --------    --------
                       Net cash used in financing activities ............    (14,205)     (6,178)
                                                                            --------    --------

FOREIGN CURRENCY TRANSLATION ............................................       (809)        782
                                                                            --------    --------

NET (DECREASE)/INCREASE IN CASH AND CASH
         EQUIVALENTS ....................................................       (256)        218

CASH AND CASH EQUIVALENTS:
         Beginning of period ............................................      6,180       2,271
                                                                            --------    --------
         End of period ..................................................   $  5,924    $  2,489
                                                                            ========    ========

SEE ACCOMPANYING NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS.

                            PSC Inc. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         FOR THE THREE MONTHS ENDED October 1, 1999 and October 2, 1998
                (All amounts in thousands, except per share data)
                                   (Unaudited)


(1)   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      The accompanying consolidated financial statements have been prepared by the Company without audit. In the opinion of management, these financial statements include all adjustments necessary to present fairly the Company's financial position as of October 1, 1999, the results of operations for the three and nine months ended October 1, 1999 and October 2, 1998 and its cash flows for the nine months ended October 1, 1999 and October 2, 1998. The results of operations for the three and nine months ended October 1, 1999 are not necessarily indicative of the results to be expected for the full year.

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

      INVENTORIES

      Inventories are stated at the lower of cost or market using the first-in, first-out method. Inventory costs include material, direct labor and overhead and consist of the following:

                                                  Oct. 1, 1999     Dec. 31, 1998
                                             ------------------  ---------------
     Raw materials                                    $14,863            $11,231
     Work-in-process                                    4,604              2,888
     Finished goods                                     4,503              3,131
                                                  ============       ===========
                                                      $23,970            $17,250
                                                  ============       ===========

(2)   LONG-TERM DEBT

      Long-term debt consists of the following:

                                                 Oct. 1, 1999      Dec. 31, 1998
                                             ------------------  ---------------
     Senior term loan A                               $25,004            $37,000
     Senior term loan B                                20,246             23,000
     Subordinated term loan                            29,592             29,547
     Subordinated promissory note                       2,500              3,438
     Other                                                 94                223
                                                  ------------       -----------
                                                       77,436             93,208
     Less:  current maturities                         15,804             14,402
                                                  ------------       -----------
                                                      $61,632            $78,806
                                                  ============       ===========

                            PSC Inc. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         FOR THE THREE MONTHS ENDED October 1, 1999 and October 2, 1998
                (All amounts in thousands, except per share data)
                                   (Unaudited)


(3)   SEVERANCE AND OTHER COSTS

      During the first quarter of 1999, the Company recorded a pretax charge of $2.1 million for severance and other costs. Of the total charge, $1.4 million was for employee severance and benefit costs for the elimination of approximately 140 positions primarily at the Webster, New York manufacturing facility resultant from the consolidation of all high volume handheld scanner manufacturing at the Company's Eugene, Oregon facility. The remaining $0.7 is for early termination of the lease on the Company's Webster offsite storage and repair facility. As of October 1, 1999, the amount of the severance and other accruals was approximately $0.5 million, which relates to current contractual obligations. These costs reduced 1999 income before income tax provision, net income, basic EPS and diluted EPS by $2.1 million, $1.4 million, $0.11 and $0.10, respectively.

(4)   SALE LEASEBACK

      During May 1999, the Company sold its facilities and property located in Eugene, Oregon and simultaneously entered into a lease agreement for the facilities for a fifteen year period. The lease is being accounted for as an operating lease, and the resulting gain of $0.5 million is being amortized over the life of the lease. The annual rental expense will be $0.8 million, which will be paid in quarterly installments. The net proceeds from the sale totaled $8.0 million which were utilized to reduce the senior credit facilities.

(5)   SHAREHOLDERS' EQUITY

      Comprehensive income, which includes net income, foreign currency translation adjustments and unrealized gain/loss on securities, was $3,960 and $3,392 for the three months ended October 1, 1999 and October 2, 1998, respectively, and $8,300 and $8,321 for the nine months ended October 1, 1999 and October 2, 1998, respectively.

      During the nine month period ended October 1, 1999, employees purchased approximately 129 shares at an average price of $7.49 per share under the provisions of the Company's Employee Stock Purchase Plan.

                            PSC Inc. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         FOR THE THREE MONTHS ENDED October 1, 1999 and October 2, 1998
                (All amounts in thousands, except per share data)
                                   (Unaudited)


      Changes in the status of options under the Company's stock option plans are summarized as follows:


                                         January 1, 1999        Weighted          January 1, 1998           Weighted
                                               To                Average                 To                 Average
                                         October 1, 1999          Price          December 31, 1998           Price
                                       --------------------    ------------    -----------------------    -------------
     Options outstanding at
        beginning of period                   3,027                $7.98                 3,046                 $7.76
     Options granted                             84                 9.23                   391                  8.92
     Options exercised                         (75)                 7.32                 (310)                  6.42
     Options forfeited/canceled                (58)                 7.80                 (100)                  7.28
                                            ========             ========              ========              ========
     Options outstanding at
        end of period                         2,978                $8.03                 3,027                 $7.98
                                            ========             ========              ========              ========

     Number of options at end
        of period:
        Exercisable                           1,984                                     1,820
        Available for grant                     953                                         4

      On May 12, 1999, the shareholders approved an increase in the number of common shares available for the issuance of stock options and restricted stock awards under the 1994 Stock Option Plan by 1,000 shares.

      During the nine month period ended October 1, 1999, 25 forfeited options were cancelled due to the expiration of the 1987 Stock Option Plan in December 1997. These options are not available for future grants.

(6)   NET INCOME PER COMMON AND COMMON EQUIVALENT SHARE

      Basic EPS was computed by dividing reported earnings available to common shareholders by weighted average shares outstanding during the year. Diluted EPS for the three months ended October 1, 1999 and October 2, 1998 was determined on the following assumptions: (1) Preferred Shares and related warrants issued in connection with the private placement of equity were converted upon issuance on January 1, 1998 and (2) warrants issued in connection with the acquisition of Spectra were converted on January 1, 1998.

      The following options were not included in the computation of diluted EPS since the exercise prices were greater than the average market price of Common Shares. Options to purchase 497 and 1,524 common shares at an average price of $10.76 and $7.87 per share were outstanding for the three months ended October 1, 1999 and October 2, 1998, respectively. Options to purchase 512 and 469 common shares at an average price of $10.25 and $9.65 per share were outstanding for the nine months ended October 1, 1999 and October 2, 1998, respectively.

                            PSC Inc. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         FOR THE THREE MONTHS ENDED October 1, 1999 and October 2, 1998
                (All amounts in thousands, except per share data)
                                   (Unaudited)

                                                                            Three Months Ended
                                       ---------------------------------------------------------------------------------------------
                                                     October 1, 1999                                  October 2, 1998
                                       ---------------------------------------------    --------------------------------------------
                                                                            Per                                              Per
                                          Income           Shares          Share           Income           Shares          Share
                                        (numerator)     (denominator)      Amount        (numerator)     (denominator)      Amount

Basic EPS:
Income available to common
shareholders                              $3,842             12,019       $0.32            $2,727             11,817       $0.23
                                                                          =====                                            =====
Effect of dilutive securities:
   Options                                    --                448                            --                139
   Warrants                                   --                179                            --                 --
   Preferred Shares                           --              1,375                            --              1,375
                                     ------------ ------------------                -------------- ------------------
Diluted EPS:
Income available to common
shareholders and assumed
conversions                               $3,842             14,021       $0.27            $2,727             13,331       $0.20
                                          ======             ======       =====            ======             ======       =====



                                                                         Nine Months Ended
                                     -------------------------------------------------------------------------------------------
                                                 October 1, 1999                                  October 2, 1998
                                     -------------------------------------------    --------------------------------------------
                                                                          Per                                              Per
                                        Income           Shares          Share           Income           Shares          Share
                                      (numerator)     (denominator)      Amount        (numerator)     (denominator)      Amount
Basic EPS:
Income available to common
shareholders                              $9,421             11,948       $0.79            $7,652             11,677       $0.66
                                                                          =====                                            =====
Effect of dilutive securities:
   Options                                    --                406                            --                767
   Warrants                                   --                144                            --                207
   Preferred Shares                           --              1,375                            --              1,375
                                     ------------ ------------------                -------------- ------------------
Diluted EPS:
Income available to common
shareholders and assumed
conversions                               $9,421             13,873       $0.68            $7,652             14,026       $0.55
                                          ======             ======       =====            ======             ======       =====



                            PSC Inc. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         FOR THE THREE MONTHS ENDED October 1, 1999 and October 2, 1998
                (All amounts in thousands, except per share data)
                                   (Unaudited)


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

Results of Operations:  Three Months ended October 1, 1999 and October 2, 1998
------------------------------------------------------------------------------

Net Sales. Consolidated net sales during the three months ended October 1, 1999 increased $6.2 million or 12% compared with the same period in 1998. International net sales increased 6% and represented approximately 47% of net sales in the third quarter of 1999 versus 50% of net sales in the third quarter of 1998. The overall increase in consolidated net sales is attributed primarily to increased sales in the handheld product lines and U-Scan(R) Express Self-Checkout Systems. The increase in international sales is primarily due to new products and the continued growth in European customer sales.

Gross Profit. Consolidated gross profit during the three months ended October 1, 1999 increased $2.4 million or 11% compared with the same period in 1998. As a percentage of sales, gross profit decreased slightly from 42.5% to 42.2%. The decrease in gross profit percentage is primarily due to negative foreign currency impact and costs incurred to transition manufacturing activities from Webster, New York to Eugene, Oregon.

Engineering, Research and Development. Engineering, Research and Development (ER&D) expenses increased $0.7 million or 19%, as compared to the same period in 1998. As a percentage of sales, ER&D was 7.8% in the third quarter of 1999 versus 7.3% of net sales in the third quarter of 1998.

Selling, General and Administrative. Selling, General and Administrative (SG&A) expenses increased $1.3 million or 12%, as compared to the same period in 1998. As a percentage of sales, SG&A was 19.4% in 1999 versus 19.3% in 1998. The dollar increase is primarily due to an increase in the international sales infrastructure and additional investments in the Company's marketing organization and marketing programs.

Interest Expense. Interest expense decreased $0.7 million versus the comparable period in 1998. The decrease is due to lower principal balances outstanding and a reduction in the Company's interest rates on its senior term loans as the Company achieved key milestones under certain financial covenants contained in the bank credit agreements.

Provision for Income Taxes. The Company's effective tax rate was 35% in 1999 versus 37% in 1998 due to larger anticipated Foreign Sales Corporation benefits.

Results of Operations:  Nine Months ended October 1, 1999 and October 2, 1998
-----------------------------------------------------------------------------

Net Sales. Consolidated net sales during the nine months ended October 1, 1999 increased $17.9 million or 11% compared with the same period in 1998. International net sales increased 9% and represented approximately 49% of net sales in 1999 versus 50% of net sales in 1998. The overall increase in consolidated net sales is attributed primarily to increased sales in the fixed position retail product lines and U-Scan(R) Express Self-Checkout Systems. In 1995, the Company entered into a contract with Optimal Robotics Corp. to manu-facture and sell the U-Scan(R) Express Self-Checkout System. During October 1999, the Company received notification that the relationship would terminate on December 31, 2000. The Company anticipates manufacturing and selling its own self-checkout product commencing on January 1, 2001. The increase in international sales is primarily due to new products and the continued growth in the Company's European and Asian Pacific customer sales.

Gross Profit. Consolidated gross profit during the nine months ended October 1, 1999 increased $8.5 million or 13% compared with the same period in 1998. As a percentage of sales, gross profit increased from 41.7% to 42.3%. The increase in gross profit percentage is primarily due to improved product mix and higher manufacturing volume offset by negative foreign currency impact and costs incurred to transition certain manufacturing activities from Webster, New York to Eugene, Oregon.

Engineering, Research and Development. Engineering, Research and Development (ER&D) expenses increased $1.6 million or 13%, as compared to the same period in 1998. As a percentage of sales, ER&D was 7.5% in 1999 and 7.3% in 1998. The dollar increase is due to additional investments in developing new products.

Selling, General and Administrative. Selling, General and Administrative (SG&A) expenses increased $5.1 million or 17%, as compared to the same period in 1998. As a percentage of sales, SG&A was 19.6% in 1999 versus 18.6% in 1998. The dollar increase is primarily due to an increase in the international sales infrastructure and additional investments in the Company's marketing organization and marketing programs.

Severance and Other Costs. During the first quarter of 1999, the Company recorded a pretax charge of $2.1 million for severance and other costs. Of the total charge, $1.4 million was for employee severance and benefit costs for the elimination of approximately 140 positions primarily at the Webster, New York manufacturing facility resultant from the consolidation of all high volume handheld scanner manufacturing at the Company's Eugene, Oregon facility. The remaining $0.7 is for early termination of the lease on the Company's Webster offsite storage and repair facility. As of October 1, 1999, the amount of the severance and other accruals was approximately $0.5 million, which relates to current contractual obligations. These costs reduced 1999 income before income tax provision, net income, basic EPS and diluted EPS by $2.1 million, $1.4 million, $0.11 and $0.10, respectively.

Interest Expense. Interest expense decreased $2.1 million versus the comparable period in 1998. The decrease is due to lower principal balances outstanding and a reduction in the Company's interest rates on its senior term loans as the Company achieved key milestones under certain financial covenants contained in the bank credit agreements.

Provision for Income Taxes. The Company's effective tax rate was 35% in 1999 versus 37% in 1998 due to larger anticipated Foreign Sales Corporation benefits.

Liquidity and Capital Resources:

Current assets increased $6.1 million from December 31, 1998 primarily due to an increase in inventory resulting from newly introduced products. Current liabilities increased $0.5 million primarily due to an increase in current portion of long-term debt and accounts payable offset by a decrease in accrued expenses. As a result, working capital increased $5.6 million from December 31, 1998.

Property, plant and equipment expenditures totaled $3.7 million for the nine months ended October 1, 1999 compared with $4.1 million for the nine months ended October 2, 1998. The 1999 expenditures primarily related to new product tooling, manufacturing equipment and computer hardware.

The long-term debt to capital percentage was 53.1% at October 1, 1999 versus 64.1% at December 31, 1998 primarily due to a reduction in long-term debt by $17.2 million and an increase in retained earnings resultant from net income of $9.4 million in 1999. At October 1, 1999, liquidity immediately available to the Company consisted of cash and cash equivalents of $5.9 million. The Company has a revolving line of credit of $20.0 million, of which, there is no outstanding balance. The Company believes that its cash resources and available credit facilities, in addition to its operating cash flows, are sufficient to meet its requirements for the next 12 months.

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

         (3) Implementation of a remediation plan. This phase includes testing some modifications/upgrades in a Year 2000 simulated environment and vendor interface testing, if necessary. The Company has substantially completed the remediation phase both domestically and internationally.

Overall, at this time, the Company believes that its systems will be Year 2000 compliant in a timely manner for several reasons. Several significant operating systems are already compliant. Internationally, the Company is currently implementing new computer systems that were developed in the United States and are currently Year 2000 compliant. To the extent that current systems that will not be replaced have been determined to be non-compliant, the Company is working with the suppliers of such systems to obtain upgrades and/or enhancements to ensure Year 2000 compliance. Also, the Company successfully completed comprehen-sive testing of all critical systems in a simulated Year 2000 environment.

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

The Company is finalizing its contingency plans and expects to have them completed by November 1999. To mitigate the effects of the Company's or significant suppliers' potential failure to remediate the Year 2000 issue in a timely manner, the Company will take appropriate actions. Such actions may include having arrangements for alternate suppliers, using manual intervention to ensure the continuation of operations where necessary and scheduling activity in December 1999 that would normally occur at the beginning of January 2000. If it becomes necessary for the Company to take these corrective actions, it is uncertain, until the contingency plans are finalized, whether this would result in significant delays in business operations or have a material adverse effect on the Company's results of operations, financial position or cash flows.

Based upon the Company's current estimates, incremental out-of-pocket costs of its Year 2000 program are expected not to be material. These costs were incurred primarily in fiscal 1999 and were associated primarily with the remediation of existing computer software and hardware. Such costs are estimated to be approximately $0.5 million. Such costs do not include internal management time, which the Company does not separately track, nor the deferral of other projects, the effects of which are not expected to be material to the Company's results of operations or financial condition. The Company's total Year 2000 project costs include the estimated costs and time associated with the impact of third-party Year 2000 issues based on presently available information. However, there can be no guarantee that other companies upon which the Company relies will be able to address in a timely manner their Year 2000 compliance issues, the effects of which may be an adverse impact on the Company's results of operations.

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

PART II:  OTHER INFORMATION

Item 1:   Legal Proceedings:

      The  description  of  the  Company's  legal   proceedings  with  Symbol
Technologies, Inc. ("Symbol") set forth in Item 3 of the Company's Annual Report on Form 10-K for the fiscal period ended December 31, 1998 (the "Litigation") and in Item 1 of Part II of the Company's Quarterly Report on Form 10-Q for the quarter ended July 2, 1999 are incorporated herein by reference. Pursuant to the Court's scheduling order dated October 6, 1999, the contract issues in the Litigation will be presented as cross-motions for summary judgment. The motions are scheduled to be filed with the Court on November 17, 1999 and oral argument is scheduled for January 11, 2000.

         The description of the Company's legal proceedings with the Lemelson Partnership set forth in Item 1 of Part II of the Company's Quarterly Report on Form 10-Q for the quarter ended July 2, 1999 is incorporated herein by reference. In response to the action commenced by the Company and the other Plaintiffs on July 21, 1999 in the U.S. District Court of Nevada, the Lemelson Partnership has moved to dismiss, transfer and/or stay the proceedings. Plaintiffs' responsive papers to the Lemelson Partnership motion have been filed and the motion is pending. The litigation is in the early stages of discovery.

         The description of the Company's legal proceedings with International Automated Systems ("IAS") set forth in Item 1 of Part II of the Company's Quarterly Report on Form 10Q for the quarter ended July 2, 1999 is incorporated herein by reference. The Company was served with the summons and complaint in that action on August 23, 1999. An answer and counterclaim on behalf of the Company and Optimal Robotics Inc. ("Optimal") was served on IAS on or about October 22, 1999. Optimal has retained counsel to represent both Optimal and the Company. The Company's contract with Optimal provides for indemnification obligations on the part of Optimal.

         On October 13, 1999, Metrologic Instruments, Inc. commenced suit against the Company in the United States District Court for the District of New Jersey alleging patent infringement and seeking damages and injunctive relief. The complaint was served on the Company on October 21, 1999 and the Company will be filing its responsive papers shortly. The Company believes that the claims against it are without merit and intends to vigorously defend the action.

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

                                        PSC Inc.

DATE:    November 8, 1999              By:  /s/ Robert C. Strandberg
                                        Robert C. Strandberg
                                        President and Chief Executive Officer



DATE:    November 8, 1999              By: /s/  William J. Woodard
                                        William J. Woodard
                                        Vice President & Chief Financial Officer



DATE:    November 8, 1999              By  /s/ Michael J. Stachura
                                        Michael J. Stachura
                                        Vice President of Finance
                                        (Principal Accounting Officer)