Form 10-K
period 1999-12-31
PSC INC
filed 2000-04-14
CIK 319379

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

(Mark One)

[X] Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

     For the fiscal year ended December 31, 1999 or

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the transition period from       to____

Commission file number:  0-9919

                                    PSC Inc.
              ----------------------------------------------------
              Exact name of registrant as specified in its charter

         New York                                               16-0969362
------------------------------                              -------------------
State or other jurisdiction of                              IRS Employer ID No.
incorporation or organization



675 Basket Road, Webster, New York                                 14580
--------------------------------------                            --------
Address of principal executive offices                            Zip Code

Registrant's telephone number, including area code:  716-265-1600

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

As of March 27, 2000, the aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $65,539,284 (Assumes officers, directors and any shareholder holding 5% of the outstanding shares are affiliates.)

As of March 27, 2000, there were outstanding 12,208,801 shares of Common Stock.

Documents incorporated by reference:

Part III incorporates information from certain portions of PSC Inc.'s Proxy Statement for the 2000 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission within 120 days after the close of the fiscal year.

                                TABLE OF CONTENTS

                                     PART I
                                                                            PAGE
                                                                            ----
Item  1:  Business.........................................................    4
Item  2:  Properties.......................................................   16
Item  3:  Legal Proceedings................................................   17
Item  4:  Submission of Matters to a Vote of Security Holders..............   19
                Executive Officers of Registrant...........................   20

                                     PART II

Item  5:  Market for Registrant's Common Equity and Related
              Security Holder Matters......................................   23
Item  6:  Selected Financial Data..........................................   24
Item  7:  Management's Discussion and Analysis of Financial
              Condition and Results of Operations..........................   25
Item  8:  Financial Statements and Supplementary Data......................   30
Item  9:  Changes in and Disagreements with Accountants
              on Accounting and Financial Disclosure.......................   30

                                    PART III

Item  10:  Directors and Executive Officers of the Registrant..............   30
Item  11:  Executive Compensation..........................................   30
Item  12:  Security Ownership of Certain Beneficial Owners and
              Management...................................................   30
Item  13:  Certain Relationships and Related Transactions..................   30

                                     PART IV

Item  14:  Exhibits, Financial Statement Schedules and Reports
              on Form 8-K..................................................   31


















U-SCAN and U-SCAN EXPRESS are trademarks of Optimal Robotics Corp. used under license. ADVANTAG is a trademark of Eldat Communication Ltd.

PART I

                                ITEM 1: BUSINESS

Company Overview

     PSC Inc., together with its subsidiaries, (the Company) was incorporated in the State of New York in 1969. The Company designs, manufactures and markets a broad line of laser and non-laser based handheld and fixed position bar code scanners, two-dimensional image readers, wireless portable data terminals, warehouse management software, bar code scan engines, verifiers and automated carton dimensioning systems for the worldwide Automatic Identification and Data Collection (AIDC) market. The Company's products are used to identify, capture, process and transmit data. The Company has developed products for AIDC at every stage of the product supply chain from raw material, manufacturing and warehousing, to logistics, transportation, inventory management and POS. The Company's products are used throughout the world in automated data collection solutions in the food, general retail, health care, manufacturing, warehousing, logistics, package handling and other industries.

     The Company has positioned itself within the AIDC industry by selling both domestically and internationally. International sales accounted for approximately 58% of the Company's 1999 total sales. The Company has a diversified customer base comprised of original equipment manufacturers (OEMs), value-added resellers (VARs), distributors, systems integrators and end users. The Company's distribution relationships have enabled it to introduce its products to new vertical markets, and have fostered the development of strategic relationships with leading AIDC participants and end users. The Company operates within one industry segment: automatic identification and data collection.

     On January 19, 2000, the Company acquired all of the outstanding shares of Percon Incorporated (Percon), a manufacturer of wireless and batch portable data terminals (PDTs), decoders, input devices and data management software, for approximately $57.1 million. The acquisition of Percon significantly increased the scope of the Company's product line, enhancing the Company's ability to provide systems type solutions and to expand the Company into the PDT and software/services categories of the AIDC market, which are growing rapidly. The transaction will be accounted for under the purchase method of accounting in the first quarter of 2000.

     On December 21, 1999, the Company acquired substantially all of the assets of GAP Technologies, Inc. and GEO Labs, Inc. (GAP) for approximately $4.8 million. GAP is a technology and research group that designs and manufactures miniature laser scan engines and pen-based scanners. In February 2000, the Company introduced an innovative consumer home shopping appliance, incorporating the miniature scan engine technology developed by GAP. The home shopping system enables consumers to create a shopping list by scanning product bar codes and then transmitting the list online to the retailer.

     In May 1999, the Company made a minority interest investment of $3.0 million in Eldat Communication Ltd., which develops and manufactures fully integrated electronic price display systems for retail applications, including electronic shelf labels. The system interfaces with a store's main computer, point-of-sale and back-office system enabling immediate, coordinated price changes to thousands of products.

     In September 1997, the Company completed a private placement of Convertible Preferred Shares with Hydra Investissements S.A., a Luxembourg corporation. The Company received net proceeds of $10.2 million from the offering which were used to repay a portion of its senior revolving credit facility.

     In 1996, the Company acquired Spectra-Physics Scanning Systems, Inc., TxCOM S.A. and related businesses (Spectra). Spectra was one of the world's leading manufacturers of countertop and in-counter fixed position bar code scanners for retail POS applications. The purchase price was approximately $140.0 million and was accounted for under the purchase method of accounting.

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

Retail

     The retail market consists of many applications of bar code scanning devices used to track the flow of goods, equipment, employees and customers throughout the retail environment. The most traditional and identifiable application of bar code scanners and scanning systems is in front end checkout applications, such as in grocery stores, in which an employee uses a stationary or handheld scanner to read product identifiers encoded in a bar code. The retail market has, however, expanded beyond this base with regard to both the types of retail stores employing scanners and scanning systems, and the uses to which these stores put the scanners and scanning systems. Discount, drug, do-it-yourself, convenience, department and specialty retail stores now use scanners in such diverse ways as price verification, shelf stocking, inventory tracking and replenishment, receiving, coupon redemption, promotion/merchandising and frequent shopper programs.

     The Company is currently active in most retail applications and sells its countertop, in-counter and handheld bar code scanners to customers in most retail markets. In addition, the Company has begun to target systems-oriented and market segment-specific products. One such product currently being marketed by the Company in a stategic alliance with Optimal Robotics Corporation, is U-Scan(R) Express Self-Checkout System, an automated grocery store self-checkout system. The U-Scan(R) Express Self-Checkout System, which has been installed in several major supermarket chains and is currently being tested by several national mass merchandise chains, is designed to permit supermarket customers to scan, bag and pay for purchases with little or no assistance from store personnel. To meet the increasing demand for up-to-date, accurate pricing at the merchandise shelf, the Company offers Electronic Shelf Labels (ESLs). These allow a retailer to electronically change pricing instantaneously at the shelf and at the checkout.

Commercial and Industrial

     The commercial and industrial market is comprised of commercial, manufacturing, warehousing, logistics and distribution applications of bar code systems and data management within retail, service, manufacturing, logistics, health care and transportation businesses and organizations. These industries have adopted bar code standards and installed bar code systems in order to increase productivity and increase the reliability of data transactions. Automated data collection and communication is now used, for example, to track insurance forms and financial documents, record quality levels of manufactured items, sort parcels, mail and airline baggage, prepare shipping manifests and catalog blood and plasma inventories. Automatic dimensioning of cartons allows shippers to maximize loads and more accurately invoice shipping costs. The Company is currently active in several of these applications across a variety of market segments.

Company Products and Services

     The Company offers a wide range of laser and non-laser based bar code scanning products such as handheld, countertop, in-counter, fixed position and unattended scanners and scan engines for use by business, industry and government in multiple applications. To ensure the quality of bar codes themselves, the Company offers a full line of barcode verifiers. The Company also offers data management products including data management application software, software development tools and terminal emulation software. In addition, the Company markets a full line of accessories, software and supplies to support its products. This line includes such items as cables, stands, printers, mounts, electronic article surveillance antennas, AC power supplies, product documentation and software configurations, carrying cases, batteries and battery chargers. An early entrant in the AIDC industry, the Company is committed to ongoing innovation in product design, manufacturing, product performance and customer satisfaction.

The Company's products include:

Fixed Position Scanners:  Retail

360-Degree Scanner and Scanner/Scale (Magellan(R) SL(TM) Scanner). The Magellan SL was designed to accommodate installation in the narrower check-stands common in Europe, Asia and large cities throughout the world. The Magellan SL is capable of simultaneously reading the bottom and all four sides of grocery store items, a full 360 degrees, thereby increasing productivity and improving ergonomics by reducing the need for checkers to twist, turn or lift items for scanning. The Magellan SL is also available with an integrated, 30 pound capacity scale with an L-shaped, All-Weighs(TM) Platter which allows retailers to combine the scanner and scale functions into a single unit. With the All-Weighs Platter, the scanner/scale's vertical window and frame are an integral part of the scale weighing platter, allowing checkers to lean oversized items against the vertical window, intentionally or unintentionally, and get an accurate weight. The unit may also be ordered with an integrated electronic article surveillance antenna for use in deactivating RF-based security tags.

High Performance Horizontal Scanner (HS1250). The HS1250 is a compact, high performance horizontal scanner for grocery, drug, discount and home improvement store applications. The HS1250 reads UPC/EAN and industrial bar codes and features advanced Edge decoding software. It is also available with an integrated electronic article surveillance antenna for use in deactivating RF-based security tags.

High Performance Vertical Scanners (VS1000 and VS1200). The VS1000 and VS1200 compact vertical scanners include scan geometry optimized for vertical scanning applications in limited space areas such as pharmacies, variety and convenience stores. These products permit bar codes to be read whether the handler is presenting the bar code to the scanner or sweeping the bar code across the scanner in a continuous movement. Both the VS1000 and VS1200 are available with an optional integrated electronic article surveillance antenna for use in deactivating RF-based security tags.

Compact Scanners (Duet(TM) and VS800(TM)). The Duet Scanner is a compact "dual action" scanner that combines features of both countertop and handheld scanners. Standard bar coded items are presented or swept by the scanner's 19 line omni-directional scan window. Pick lists and large, bulky goods are scanned using Duet's Targeted Handheld Mode by simply picking up the scanner and pointing it at a bar code. The VS800 is perfect for situations where space is at a premium. Fully adjustable and able to be mounted in a wide variety of orientations, the VS800 provides aggressive, highly affordable hands-free scanning performance in a very small package. The VS800 is ideally suited for convenience stores, pharmacies, specialty retailers and small grocers.

Retail Automation Systems

The Company is currently manufacturing and marketing the U-Scan(R) Express Self-Checkout System to major supermarkets and mass merchandisers in a stategic alliance with Optimal Robotics Corporation. The system is targeted for retail store express lanes and incorporates the PSC Magellan SL scanner, interactive video, security system and money tendering (cash, credit or debit). The U-Scan(R) Express is designed to permit customers to scan, bag and pay for their own purchases with little or no assistance from store personnel, thereby speeding checkout and improving store productivity.

The Company also markets the AdvanTAG(TM) Electronic Shelf Label system to meet the growing demand for pricing accuracy in the retail marketplace. This system is an in-store network that delivers shelf edge data for use in pricing, merchandising, and managing the retail environment. It consists of a high speed wireless infra-red (IR) network for communicating throughout the store, and shelf edge labels to display data for customers, employees and store management.

Handheld Scanners

Rugged Industrial Scanners (PowerScan(TM), 5300 IP). Designed "from the ground up" for rugged industrial applications, the PowerScan handheld scanner is one of the toughest tools in the industry. It is ideally suited for harsh conditions as found in industrial warehouses and trucking and for demanding applications, including inventory control, parcel sorting and tracking, and product manufacturing (from electronics goods to large industrial equipment). It is also used for outdoor applications (e.g. rental car returns or home and garden stores) and for freezer or cold storage applications.

The 5300 IP series is the predecessor to the new PowerScan family of industrial bar code scanners. Like the PowerScan, the 5300 IP series is built for extreme durability and performance for jobs in demanding environments. It is ideal for use in warehouses, distribution centers, automotive plants, utilities, cold storage warehouses and at chemical plants. The 5300 series of scanners has many different options available, such as LED display and optional memory, which allows the bar code scanner to be customized.

Light Industrial/Commercial Scanners (5300 HP, SP400). The Company's high performance 5300 HP handheld scanners are based on the same scanning technology used for the 5300 IP scanners but use a less robust enclosure. They were designed for light industrial, commercial and special retail environments where high performance scanning is critical.

The SP400 family of handheld scanners sets the standard for performance, ergonomics and durability. It is perfect for point-of-sale, back-room inventory, warehouse and manufacturing applications.

Retail, POS and Commercial Scanners (QuickScan(R) Series). The QuickScan series of bar code scanners is a full feature, full function, full performance scanner series incorporating the Company's smaller scan engine platforms. The QuickScan series consists of the QS6000 Plus, QS1000, QS200, and QS Pen bar code scanners.

The QuickScan(R) 6000 Plus was designed specifically for the retail POS and features an unprecedented combination: the superior performance and rugged design of a high-end POS scanner - priced affordably. Its advanced ergonomic design was developed with operator comfort in mind, which helps to ensure prolonged operator productivity. The size and shape of the QS6000 Plus makes it comfortable to hold independent of handedness and hand size.

The QuickScan(R) 1000 Scanner provides the same superior scan performance of the QuickScan 6000 Plus in a sleek triggerless design. It is ideal for use in both hands-free (with optional countertop stand) and handheld applications such as clothing or convenience store point-of-sale.

The QuickScan(R) 200 Scanner is a lightweight, ergonomic, handheld CCD (charge coupled device) scanner for retail and light commercial applications. The QuickScan 200 offers the ability to read and autodiscriminate all major retail and industrial bar code symbologies in a small, inexpensive package.

The newest addition to the QuickScan family is the QuickScan Pen(TM). It is the first laser bar code reader to utilize high performance laser scanning optics in a small, ergonomic pen design. Its small shape and lightweight design make it ideal for mating with portable data terminals (PDTs) and personal data assistants (PDAs). The QuickScan Pen is ideal for route accounting, point-of-sale checkouts with limited space, electronics manufacturing and medical applications.

Two-Dimensional (2D) Label Readers (Imager 8000(TM)). Meeting the demand for a reader to read 2D labels and capture images, PSC recently introduced the rugged Imager 8000. This is a high performance, rugged handheld reader, capable of omni-directional decoding of traditional linear bar codes and 2D symbologies, including DataMatrix, MaxiCode, QR Code and PDF417. Images of objects, signatures, labels, etc. also can be easily captured. This reader is especially suited for warehousing and logistics applications.

Fixed Position Scanners: Commercial and Industrial

Miniature Scanners. The LazerData(R) 9000, 11000, 12000 and LM520 offer a complete line of compact, versatile, industrial miniature line scanners aimed at the high-speed automated sorting or identification applications in the demanding environments of the manufacturing and material handling markets. The LD11000 and LD12000 are supplied with LDHost, a Windows-based software package that makes configuring the scanners for a customer's application a breeze. For the most demanding applications, the LD9000E offers the performance of many larger high-performance line scanners. The LM520 is PSC's most cost-effective compact scanning solution for indexed or continuous flow material tracking. Its simple plug-and-play design is incorporated easily into any scanning application, particularly OEM environments where space is limited.

High-End Line Scanners. With the LD16000 and the LD8000 family of line scanners, the Company now offers the most complete line of high-end line scanners. The LD16000 is exceptional for reading bar codes on the side of packages, whereas, the LD8000 is perfect for reading bar codes on the front and back. In addition, the LD8000 is an integral component of sophisticated tunnel scanning systems that scan bar codes on high-speed conveyors from all angles.

Mid Range Omni-directional Scanning. The LD8000LX offers a low cost omni-directional scanning solution by creating an "X" pattern using a single laser. To achieve greater depths-of-field, increased scan coverage, or to scan more than one face of the carton at a time, the LD8000LX can be chained together providing a single output to the customer. With TimeSlice(TM) decoding (TSD) software and tracking built into the scanner, more than one bar code can be in the scan zone at one time maximizing the system throughput.

Omni-directional   Scanners.   The   SureScan(R)   is  a   high-speed   modular,
omni-directional scanner for use in high-volume retail distribution, parcel sortation centers and e-commerce distribution applications. It can be configured with up to four multiplexed scanners and is a key component of tunnel scanning systems. For scanning bar codes positioned on the bottom of packages, PSC offers the SureScan HS Linear Omni Scanner. Using both image-based and laser technology, the HS Linear Omni scans bar codes in any orientation through a gap between two conveyor belts. It is ideal for parcel identification and sorting in high-volume distribution centers.

Carton Dimensioning System. The SureCube(TM) is an automated carton dimensioning system which measures the volume of cartons over conveyors or in-motion scales for material handling systems. The system can be supplied with a bar code scanner for identifying and dimensioning or integrated with an in-motion scale to provide a completely automated system for identifying, sizing, weighing and sorting of cartons. It captures the carton data regardless of the location, orientation or angle of the carton. This is especially useful in large warehouses, package delivery services and other shipping companies for reducing shipping costs and inventory shrinkage.

Scanning Tunnel Systems. By mounting multiple scanners in a fixed array around a conveyor belt, PSC offers a unique solution to solve high-speed sortation problems where cartons may have a bar code label on any surface of a carton, even the bottom, or multiple labels on multiple sides of the carton. With PSC's ScanManager Data Management System, this system can track up to 16 cartons at one time at conveyor speeds up to 500 feet per minute.

Scan Engines

         The Company's scan engines are self-contained bar code reading components which OEMs build into a variety of products. The Company's scan engines incorporate all of the electronic, optical, mechanical and bar code decoding components required for laser scanning in a single package which can be easily integrated into fixed position and portable applications. The various models manufactured by the Company are based on its successful LM500 Plus(TM) laser scanning engine used in many of its own products, adapted for custom OEM needs. Ideally suited for portable applications, the LM500 Plus is the lightest scan engine in its class and features RapidStart circuitry for the fastest start-of-scan in the industry with very low power consumption, which is essential for battery powered applications.

Portable Data Collection Terminals

         Portable data collection terminals (PDTs) are handheld, battery powered, durable computers that typically employ application specific software. Data can be entered either manually through an input device such as an integrated keypad or automatically through a wand, CCD, magnetic stripe reader, integrated laser scanning module or a handheld laser scanner.

Falcon(TM) 320 and Falcon(TM) 325. The Falcon 320 and 325 are 16-line DOS PDTs which include a 486 processor, 57 key splash resistant alphanumeric keypad, user accessible PC Card slot and eight megabytes of RAM memory. The Falcon 320 is the batch version and the Falcon 325 is the RF version, incorporating 2.4 GHz spread spectrum radio technology. The PC Card slot can be utilized for memory expansion cards or modems.

Falcon(TM)310. The Falcon 310 is an eight-line DOS PDT batch unit with a 386 processor and a user accessible PC Card slot for ATA flash cards or modem.

Falcon(TM)315. The Falcon 315 is an eight-line DOS PDT RF unit with a 386 processor and 2.4 GHz spread spectrum radio.

PT2000. The PT2000 is a 12 ounce PDT with 34 splash resistant alphanumeric keys, up to one megabyte of data storage and a separate bank of erasable flash ROM memory.

TopGun(R). The TopGun is a PT 2000 with an integrated laser which allows for one-handed scanning.

Fixed Station and Integrated Decoders

     Fixed station decoders (decoders) are bar code readers designed to be connected in series with the keyboard (a keyboard wedge) of either a personal computer (PC), a computer terminal or attached to a serial port on a host computer. Bar codes scanned by the decoders are translated into data used by the PC or terminal as if the data originated from the keyboard. Decoders permit computers to read bar codes without requiring special programming of the application software. Products offered in this category include the Mini PowerWedge(TM), PowerWedge 10, PowerWedge 20, Master B+ and Master BB+.

     Integrated decoders are products incorporating the base decoder technology in other form factors thereby creating integrated decoder products. These products include the SnapShot, a handheld laser scanner available with an integrated decoder, and the Decoder Communications Card, which is an ISA Bus card incorporating the decoder technology with four high-speed serial ports. Symphony is a decoder product that incorporates narrow band RF support and includes the Maestro base station and Player radio unit with belt clip.

Application Software

     Application software consists of PC-based computer programs available in both stand alone and networked versions that permit the storage, management and reporting of data. Data can be uploaded or downloaded into these programs with the Company's PDTs. Products offered in this category include the full line of IntelliTrack(R) software, including applications for fixed assets, inventory, shipping, receiving, tool room management, check-in and checkout applications, and stock room management. IntelliTrack RF is a reliable, affordable, and easy-to-use real-time inventory control software application which operates under Microsoft Windows 95, 98 or NT. When combined with the Falcon 315 or Falcon 325 RF PDT, it becomes a complete RF-based inventory solution.

Quick Check(R) Verifiers

     The Company's line of Quick Check verifiers is designed to ensure that the customer is producing, using and receiving quality bar code symbols. Quick Check verifiers can display a simple pass/fail report or provide a detailed quality analysis. These verifiers are sold as handheld, desktop, PC-based or printer/labeler mounted on-line models. They analyze bar codes for traditional print quality such as wide to narrow ratio, print contrast, bar growth or loss, dimensions and formats, or analyze based upon quality parameters found in the American National Standards Institute (ANSI), European Committee for Standardisation (CEN) and International Standards Organization (ISO) guidelines such as edge determination, reflectance minimum, symbol contrast, modulation, decodability and edge contrast minimum. When mounted online, the Quick Check verifier results can automatically control the user's system and cause it to pause, reprint, shutdown or activate an alarm. All Quick Check verifiers are designed and manufactured to meet national, international and industry specified standards (such as those created by the Uniform Code Council and the Automatic Identification Manufacturers, Inc.) and provide traceability to the National Institute of Standards and Technology (NIST) for compliance to ISO 9000 and QS 9000 requirements.

Sales and Marketing

     The Company sells its products domestically and internationally through a diversified customer base comprised of OEMs, third party resellers and end users. International sales increased from approximately $95.2 million, or 46% of net sales, in 1997 to approximately $133.0 million, or 58% of net sales, in 1999. Management believes that the international markets for Automatic Identification and Data Collection products are less developed and intends to broaden its international sales and provide additional sales and marketing support to its international operations.

     The Company's OEM customers and third party resellers serve various vertical markets and sub-markets and a wide variety of end users. They introduce the Company's products to their end users through their established sales and distribution networks, thus sparing the Company the expense of supporting a large in-house sales force. By forming strategic relationships with major OEM customers, the Company has been able to conduct joint development and design customer-specific products and applications thereby further expanding its market presence and broadening its distribution network.

     In addition to its sales and marketing staff in Webster, New York and Eugene, Oregon, the Company has regional sales representatives in the United States and sales offices throughout Europe, Latin America and the Asia Pacific regions that provide sales, service and support to the Company's domestic and international customers.

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

     The Company's marketing operations include product management, market management, new business development and marketing communications. Marketing personnel identify new business opportunities, develop business plans, identify new product and market requirements, manage product positioning/introduction and provide tactical sales support activities. They interact regularly with external parties such as OEMs, VARs, distributors, systems integrators and end users, technical partners and standards committees. The marketing personnel also, in conjunction with outside vendors, conduct customer surveys and coordinate advertising and public relations. This group creates advertising, brochures and documentation, manages trade show exhibits and places articles highlighting applications of the Company's products in trade and industry publications. These marketing efforts are augmented by the Company's cooperative advertising and sales incentives programs which promote greater visibility of the Company's products.

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

Customers

     The Company sells its products to OEMs, VARs, distributors, systems integrators and end users. During 1999, 1998 and 1997, no individual customer accounted for greater than 10% of net sales. The Company's arrangements with major customers are generally nonexclusive.

Engineering, Research and Product Development

     The Company's engineering, research and product development (ER&D) programs are aimed at applying its technology to develop new products, improve its existing products' reliability, ergonomics and performance, and reduce manufacturing and related support costs. Current programs focus on new advances in fixed and portable bar code scanning, retail applications, such as retail self-checkout systems, and new generations of laser and imaging scan engines. The Company also carries on significant development programs in electronics design, bar code acquisition and decoding, RF communications, optical signal detection, software, network architectures, advanced mechanical structures and automated manufacturing methods. Computer-aided design and computer-aided manufacturing tools assist the Company's research and development efforts by permitting computer simulation of proposed products. These tools include electronics circuit modeling, optics analysis and three-dimensional mechanical product modeling.

     While the majority of the Company's research and development is performed by its own staff, advanced research in targeted technologies is supported through relationships with several well known universities. The Company believes its technical strengths are in the specialty disciplines of lasers, electro-optics, miniature mechanical mechanisms, video imaging, signal processing, decoding and software development.

     The Company's ER&D expenses were approximately $18.1 million, $15.7 million and $13.4 million in 1999, 1998, and 1997, respectively. Such amounts do not include expenditures by the Company for manufacturing engineering activities.

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

Competition

     The AIDC industry is highly competitive with rapid technological change and intellectual property developments being key competitive factors. The Company also competes on the basis of innovative design, high quality manufacturing and technical expertise in scanning and wireless RF systems, level of sales and support services, price and overall product functionality, and fitness for use. Failure to keep pace with product and technological advances could negatively affect the Company's competitive position and prospects for growth. Many firms manufacture and market bar code reading equipment utilizing laser technology. In addition, the Company's bar code reading equipment also competes with devices which utilize technologies other than laser scanners such as CCDs and optical wands. The Company faces competitive pressures from various companies in each of its product categories. Many of the Company's competitors have substantially greater financial, manufacturing, research and development, and marketing resources than the Company. The Company believes its principal competitors for its handheld bar code scanner products are Symbol Technologies, Inc. (Symbol) and Metrologic Instruments, Inc. (Metrologic). The Company's principal competitors in the fixed position scanner market are Accu-Sort Systems, Inc. and CI/Matrix. The Company believes its principal competitors for its line of in-counter and on-counter scanner products are NCR Corporation, Fujitsu Ltd., Symbol, Scantech B.V. and Metrologic. The principal competitors for its line of verifiers are Stratix (formerly Bar Code Systems) and RJS Inc. The Company's principal competitor for POS self-checkout systems is Productivity Solutions, Inc. For the portable data terminal line, the principal competitors are Symbol, Intermec Technologies Corporation and Telxon Corporation.

     No assurance can be given that the Company will be able to compete successfully against current and future competitors or that the competitive factors faced by the Company will not have a material adverse effect on the Company's operations.

Intellectual Property

     The Company believes that certain of its products are proprietary and consequently relies on a combination of United States and foreign patent, trade secret, copyright and trademark law to establish and protect its proprietary rights. The Company currently holds more than 250 United States patents and also has certain foreign patents pertaining to various technologies associated with its products. These patents expire on various dates between 2003 and 2017. The Company currently has a number of patent applications pending in the United States and in a number of foreign countries. In addition, the Company expects that its continuing research and development efforts will result in the creation of new proprietary rights for which it will seek patent protection.

     The Company maintains an active program to obtain patents and otherwise protect its intellectual property. Nevertheless, its competitors could develop technology or know-how or obtain patents that could limit the Company's ability to compete in the future. Similarly, others could challenge the validity of the Company's patents or assert that the Company is infringing on their proprietary rights. The Company believes that its patents are valid and enforceable and does not believe that it is infringing on the proprietary rights of others. The Company, however, is currently involved in several patent lawsuits. See "Legal Proceedings." While the Company believes that its patents provide it with competitive advantages with respect to the products they cover, the Company relies primarily upon the technical know-how, competence, innovative skills and marketing abilities of its engineers and other employees.

     The Company currently holds certain trademarks that are registered with the United States Patent and Trademark Office and a number of common law trademarks and valuable trade secrets. It also has certain foreign trademarks and has numerous domestic and foreign trademark registrations pending.

Employees

     As of March 1, 2000, the Company had approximately 1,250 full-time employees. In addition, the Company at various times makes use of temporary labor in its manufacturing operations. Approximately 10% of the work force is located outside the United States, based in offices throughout Europe, Latin America and the Asia Pacific regions. The Company believes that its future success will depend in part on its ability to recruit and maintain highly qualified management, marketing, technical and administrative personnel. None of the Company's employees is represented by a labor union. Management believes that its relationship with employees is good.

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

SAFE HARBOR FOR FORWARD-LOOKING STATEMENTS UNDER SECURITIES LITIGATION REFORM ACT OF 1995; CERTAIN CAUTIONARY STATEMENTS

     From time to time, the Company or its representatives have made or may make forward-looking statements, orally or in writing. Such forward-looking statements  may be  included  in,  but not  limited  to,  press  releases,  oral statements made with the approval of an authorized executive officer or in various filings made by the Company with the Securities and Exchange Commission. The words or phrases "will likely result," "are expected to," "will continue," "is anticipated," "estimate," "project" or similar expressions are intended to identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 (the Reform Act). The Company wishes to ensure that such statements are accompanied by meaningful cautionary statements, so as to maximize to the fullest extent possible the protections of the safe harbor established in the Reform Act.

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

RISK FACTORS

     Debt Service. The Company incurred substantial indebtedness in connection with the acquisition of Spectra, of which, $73.9 million was outstanding as of December 31, 1999. Subsequent to year-end, the Company borrowed an additional $58.0 million under its amended senior term loan and revolving credit facility to finance the acquisition of Percon resulting in total indebtedness of approximately $133.6 million. The indebtedness could have important consequences, including the following: (i) the Company's ability to obtain additional financing in the future for working capital, capital expenditures, acquisitions or general corporate purposes may be impaired; (ii) a substantial portion of the Company's cash flow from operations must be dedicated to the payment of interest on the indebtedness, thereby reducing the funds available to the Company for other purposes; (iii) the agreements governing the Company's long-term indebtedness contain certain restrictive financial and operating covenants; (iv) certain indebtedness under the senior debt will be at variable rates of interest which would cause the Company to be vulnerable to increases in interest rates; (v) all of the indebtedness outstanding under the senior debt is secured by substantially all the assets of the Company; (vi) the Company is substantially more leveraged than certain of its competitors which might place the Company at a competitive disadvantage; (vii) the Company may be hindered in its ability to adjust rapidly to changing market conditions and (viii) the Company's substantial degree of leverage could make it more vulnerable in the event of a downturn in general economic conditions or its business.

     As a result of the indebtedness incurred in connection with the acquisitions of Spectra and Percon, a substantial portion of the Company's cash flow will be devoted to debt service. The ability of the Company to continue making payments of principal and interest will be largely dependent upon its future financial performance.

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

Dependence on Intellectual Property Rights. The Company's success is dependent in part on its ability to obtain patent protection for its products, maintain trade secret protection and operate without infringing on the proprietary rights of others. The Company currently owns over 250 United States patents having various expiration dates between 2003 and 2017, and also has certain foreign patents. The Company has filed, and intends to file, applications for additional patents covering its products. There can be no assurance that any of these patent applications will be granted, or that the Company will develop additional products that are patentable and do not infringe upon the patents of others, or that the patents issued to or licensed by the Company will provide the Company with a competitive advantage or adequate protection for its products. In addition, there can be no assurance that the Company's competitors will not develop technology or know-how, to obtain patents, that could limit the Company's ability to compete in the future or that patents issued to or licensed by the Company will not be challenged, invalidated or circumvented by others.

Pending Litigation. The AIDC industry is characterized by substantial litigation regarding patent and other intellectual property rights. The Company aggressively defends its patents and other proprietary rights. There can be no assurance that others will not assert claims against the Company that result in litigation. Any such litigation could result in significant expense, adversely impact the Company's marketing, give rise to certain indemnity rights on the part of customers and divert the Company's attention from other matters. If any of the Company's products were found to infringe a third-party patent, the third party could be entitled to injunctive relief, which would prevent the Company from selling any such infringing products. In addition, the Company could be required to pay monetary damages. Although the Company could seek a license to sell products determined to infringe a third-party patent, there can be no assurance that a license would be available on terms acceptable to the Company. The Company could also attempt to redesign any infringing products so as to avoid infringement, although any effort to do so could be expensive and time-consuming, and there can be no assurance the effect would be successful. There can be no assurance that such litigation will not have a material adverse effect on the results of operations, financial position or cash flows. See "Business - Intellectual Property" and "Legal Proceedings."

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

The Company and Optimal Robotics Corp. (Optimal) entered into an agreement in April 1998, which provides the Company exclusive rights to manufacture U-Scan(R) Express Self-Checkout Systems until December 31, 2000. During 1999, Optimal announced that they would commence manufacturing of the U-Scan(R) Express Self-Checkout Systems upon termination of the agreement with the Company. In anticipation that the relationship with Optimal would eventually terminate, the Company reserved the right under the agreement to design and manufacture its own self-checkout product, however, the Company agreed not to actually sell, promote or market a competing product. The Company intends on remaining a market leader in all aspects of retail scanning and is committed to retaining that position for the long term. There can be no assurance that the Company will successfully manage the transition to selling new products. The failure to do so could have a material adverse effect on the Company's business, financial condition or results of operations.

Dependence on Sales by Third Parties: Significant Customers. A significant portion of the Company's net sales is dependent upon the ability of its OEM, VAR, distributor and systems integrator customers to develop and sell products that incorporate the Company's scanning products. Factors, including economic conditions, patent positions, inventory positions, the ability to sell the Company's products to end users, regulatory requirements and marketing restrictions that adversely affect the operations of the Company's OEM, VAR, distributor and systems integrator customers can have a substantial impact upon the Company's financial results. No assurances can be given that the Company's OEM, VAR, distributor and systems integrator customers will not experience financial or other difficulties that could adversely affect their operations and, in turn, the results of operations of the Company. During 1999, 1998 and 1997, no individual customer accounted for more than 10% of net sales. See "Business--Sales and Marketing" and "--Customer Support and Service."

Risks Associated with International Operations. The Company's sales to international customers increased from $95.2 million or 46% of total net sales in 1997 to $133.0 million or 58% of net sales in 1999. The Company intends to continue to expand its operations outside of the United States and to enter additional international markets which will require significant management attention and financial resources and which will result in a significant portion of the Company's net sales being subject to the normal risks associated with international sales. Such risks include unexpected changes in regulatory requirements, compliance costs associated with quality control standards, special standards requirements, longer accounts receivable collections in certain geographic regions, tariffs and other barriers, difficulties in staffing and managing international subsidiary operations, potentially adverse tax consequences, country-specific product requirements and political and regulatory uncertainties. There can be no assurance that these factors will not have an adverse impact on the Company's ability to increase or maintain its international sales or results of operations. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Business--Sales and Marketing."

Exposure to Currency Fluctuations. Historically, the Company's revenue from international operations primarily has been denominated in United States dollars. During 1999, approximately 55% of its revenue from international operations and approximately 75% of its consolidated revenue were denominated in United States dollars. The Company expects that a growing percentage of its business will be conducted in currencies other than the United States dollar. As a result, fluctuations in the value of certain foreign currencies could materially affect the Company's business operating results and financial condition. Also, an increase in the value of the United States dollar relative to foreign currencies could make the Company's products more expensive and, therefore, less competitive in certain markets. Due to the constantly changing currency exposures and the volatility of currency exchange rates, there can be no assurance that the Company will not experience currency losses in the future, nor can the Company predict the effect of exchange rate fluctuations upon future operating results. The Company enters into forward foreign exchange contracts as a hedge against currency fluctuations relating to foreign sales denominated in foreign currencies. The forward contracts generally have maturities of approximately 30 days and require the Company to exchange foreign currencies for United States dollars at maturity, at rates agreed to at the inception of the contracts. Gains and losses on forward contracts are offset against the foreign exchange gains and losses on the underlying hedged items and are recorded in the Consolidated Statements of Income.

Price. Traditionally, the selling price of the Company's products decreases over the life of the product. The Company endeavors to reduce manufacturing costs of existing products and to introduce new products, functions and other price/performance-enhancing features in order to mitigate the effect of such decreases. To the extent that such cost reductions, product enhancements and new product introductions do not occur in a timely manner or market acceptance is not achieved, the Company's operating results could be materially, adversely affected.

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

Risks Associated with Significant Suppliers in the Year 2000. The Company believes that the area of greatest potential risk associated with the Year 2000 relates to significant suppliers' failing to remediate their Year 2000 issues in a timely manner. If a number of significant suppliers are not Year 2000 compliant, this could have a material adverse effect on the Company's results of operations, financial position or cash flow. At this point, the Company has not been advised of any Year 2000 issues experienced by any of its significant suppliers. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

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

The Company anticipates that in 2000 it will sell more products with lower margins and lower margin products will represent a greater percentage of total sales than in prior years. If the Company does not increase sales and/or lower operating expenses to compensate for overall lower margins, the Company's operating results could be materially, adversely affected.

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

                               ITEM 2: PROPERTIES

     The Company's headquarters are located in a 132,000 square foot Company-owned facility in Webster, New York, a suburb of Rochester, New York which is utilized primarily for manufacturing, engineering, and administrative functions. This facility, completed in 1995, was custom-designed to serve the Company's operations.

     During 1999, the Company sold its two facilities and 32 acre parcel located in Eugene, Oregon and simultaneously entered into a lease agreement for the facilities, which expires in May 2014. Engineering, marketing and administrative functions are contained in one of the facilities, which is eighteen years old and consists of 54,000 square feet. The second facility, which is thirteen years old and consists of 56,000 square feet, contains manufacturing and warehousing functions. The Company also leases 20,000 square feet for manufacturing and warehousing activities and 9,000 square feet of offsite storage and shop space which are both located within a two miles radius from the main facilities. These leases expire on March 31, 2001 and on June 30, 2000, respectively. Additionally, the Company leases a separate 37,250 square foot facility in Eugene, Oregon for manufacturing and research and development activities, of which, approximately 9,000 square feet are subleased to another tenant. This lease expires on December 31, 2007.

     The Company leases approximately 6,250 square feet in Sharon Hill, Pennsylvania for manufacturing and engineering operations associated with the recent acquisition of GAP. This lease expires on October 31, 2000.

     Domestically, the Company maintains offices under short-term leases for individual sales and support personnel in or near Dallas, Texas; Dayton, Ohio; Miami, Florida; and Skaneateles, New York in order to serve North, Central and South America.

     Internationally, the Company maintains offices in or near Tokyo, Beijing, Guangzhou, Sydney, Melbourne, Hong Kong, London, Paris, Milan, Frankfurt, Brussels, Madrid, Malmo, Singapore, Santiago, Istanbul and Ontario. These offices house from one to 25 people in 300 to 12,000 square foot facilities under short-term leases.

     All of the Company's locations are in good condition and management believes that the Company has sufficient manufacturing capacity for the foreseeable future.

                            ITEM 3: LEGAL PROCEEDINGS

Symbol Technologies, Inc.

     On or about April 1, 1996, the Company filed suit in the United States District Court for the Western District of New York located in Rochester, New York against Symbol Technologies, Inc. (Symbol)(97-CV-06152) for violation of the antitrust laws and unfair trade practices and for declaration of non-infringement and/or invalidity of certain of Symbol's patents. Symbol has counterclaimed, alleging patent infringement and alleging breaches of certain Symbol-PSC License Agreements. The Company informed Symbol that subsequent to the acquisition of Spectra-Physics Scanning Systems, Inc., now PSC Scanning, Inc. (Scanning), it has been operating under certain Symbol-Scanning licenses rather than under the Symbol-PSC licenses. Proceedings were stayed with respect to all issues other than the contract issues involved in the status of the various licenses.

     On September 11, 1998, the Company made a motion for partial summary judgment on the issue of patent misuse on the part of Symbol. Thereafter, Symbol cross-moved for partial summary judgment that it had not engaged in patent misuse. On October 22, 1998, the Court granted the Company's motion for partial summary judgment on the issue of patent misuse on the part of Symbol and denied Symbol's cross-motion. Accordingly, the Company was not obligated to pay royalties to Symbol under the `297 and `186 patents pursuant to either of its licensing agreements for products manufactured or sold on or after April 1, 1996 unless and until the misuse was purged. Symbol moved for reconsideration of the Court's Decision, and also moved for permission to file an interlocutory appeal, rather than wait for the final adjudication of the case. On April 28, 1999, the Court denied Symbol's motions for reconsideration and for interlocutory appeal of the Court's October 1998 Order granting the Company partial summary judgment against Symbol for patent misuse.

     Pursuant to a scheduling order dated October 6, 1999, the contract issues in the litigation were submitted as cross-motions for summary judgment filed with the Court in November 1999.

     On February 8, 2000, an order was entered by the United States District Court for the Western District of New York based upon a decision of Judge Michael A. Telesca (the Decision and Order), which held (1) that the Company is obligated to pay Symbol a royalty under the Symbol-PSC License Agreements for any product manufactured by the Company that practices the licensed Symbol patent rights described in those Agreements rather than a royalty under more favorable Symbol-Scanning License Agreements to which the Company succeeded when it acquired Scanning and (2) that Symbol purged its misuse on October 23, 1998.

         Thereafter, several motions were made by the parties:

         a. On February 23, 2000, the Company filed a motion for reconsideration and clarification of the Decision and Order and, in the alternative, for certification of an interlocutory appeal thereof under 28 U.S.C. ss. 1292(b). These motions were opposed by Symbol.

         b. On March 10, 2000, Symbol filed a motion for an order holding the Company in contempt of the Decision and Order and imposing a fine on the Company for each day of non-compliance therewith. The Company opposed the motion.

         c. On March 21, 2000, the Company filed a cross-motion for a stay of any money payments due under the Decision and Order, pending a final adjudication in the action. This motion was opposed by Symbol.

     All the foregoing motions are currently scheduled to be considered submitted without oral argument, unless the Court otherwise directs, on April 19, 2000.

     On March 14, 2000, Symbol commenced an unrelated action (the Eastern District Action) against the Company in the United States District Court for the Eastern District of New York for the alleged infringement by the Company's Momentum bar code scanner module of Symbol's patents Nos. 5468952 and 6036098 (CV-001432). On April 6, 2000, the Company filed an answer to the complaint in that action in which it denies infringement, pleads four affirmative defenses and asserts two counterclaims.

     On March 27, 2000, Symbol filed a motion for an injunction pendente lite in the Eastern District Action. On March 28, 2000, this motion was summarily dismissed without prejudice, because Symbol filed a brief in excess of the applicable page limitation. Symbol intends to refile that motion and is asking permission to file an oversized brief. This motion is returnable on April 26, 2000. When Symbol refiles its motion for an injunction pendente lite, the Company will oppose it. The action is in its preliminary stage. However, the Company believes it to be without merit and will vigorously defend the claims.

Lemelson

     On July 21, 1999, the Company and six other leading members of the Automatic Identification and Data Capture industry jointly initiated litigation (the Auto ID Action) in the United States District Court of Nevada in Reno, Nevada against the Lemelson Medical, Educational & Research Foundation, Limited Partnership (the Lemelson Partnership). In the Auto ID Action, entitled "Symbol Technologies, Inc. et al. v. Lemelson Medical, Educational & Research Foundation, Limited Partnership", the Auto ID companies seek, among other remedies, a declaration that certain patents, which have been asserted by the Lemelson Partnership against end users of bar code equipment, are invalid, unenforceable and not infringed. The other plaintiffs in the lawsuit are Accu-Sort Systems, Inc., Intermec Technologies Corporation, a wholly-owned subsidiary of UNOVA, Inc., Metrologic Instruments, Inc., Symbol Technologies, Inc., Teklogix Corporation, a wholly-owned U.S. subsidiary of Teklogix International, Inc. and Zebra Technologies Corporation. Symbol has agreed to bear approximately half of the legal and related expenses associated with the litigation, with the remaining portion being borne equally by the Company and the other five Auto ID companies.

     Although no claim is now being asserted by the Lemelson Partnership directly against the Company, the Lemelson Partnership has contacted many of the Company's and other Auto ID companies' customers demanding a one-time license fee for certain so-called "bar code" patents transferred to the Lemelson Partnership by the late Jerome H. Lemelson. The Company and the other Auto ID companies have received many requests from their customers asking that they undertake the defense of these claims using their knowledge of the technology at issue. Certain of these customers have requested indemnification against the Lemelson Partnership's claims from the Company and the other Auto ID companies, individually and/or collectively with other equipment suppliers. The Company and the other Auto ID companies believe that generally they have no obligation to indemnify their customers against these claims and that the patents being asserted by the Lemelson Partnership against their customers with respect to bar code equipment are invalid, unenforceable and not infringed. However, the Company and the other Auto ID companies believe that the Lemelson claims do concern the Auto ID industry at large and that it is appropriate for them to act jointly to protect their customers against what they believe to be baseless claims being asserted by the Lemelson Partnership. The Lemelson Partnership moved to dismiss, transfer and/or stay the Auto ID Action.

     On March 21, 2000, the U.S. District Court in Nevada denied the Lemelson Partnerhip's motion to dismiss, transfer or stay the Auto ID Action. It also struck one of the five counts in the Action and ordered the Action consolidated with an action against the Lemelson Partnership brought by Cognex Corporation pending in the same Court.

     On March 31, 2000, the Lemelson Partnership moved (1) to have a new Magistrate appointed and (2) to transfer the case from Reno, Nevada to the unofficial southern division of Nevada in Las Vegas. The motion was denied by the Court on April 10, 2000. A scheduling hearing was held on April 13, 2000. This litigation is in its early stages.

International Automated Systems

     On or about July 2, 1999, International Automated Systems (IAS) filed a complaint in the State of Utah against the Company and Optimal Robotics Corp (Optimal) alleging patent infringement. The complaint was served on the Company on or about August 23, 1999. An answer and counterclaim on behalf of the Company and Optimal was served on IAS on or about October 22, 1999. A reply to the counterclaim was filed on November 12, 1999. The Kroger Company and Smith's Food and Drug have been added to the case as defendants. Optimal has retained counsel to represent Optimal, the Company and the other companies. This case is in the discovery phase. The Company's contract with Optimal provides for indemnification obligations on the part of Optimal. The Company believes that the lawsuit will not have a material adverse effect on the Company's business or prospects and, with Optimal and the other defendants, intends to vigorously defend the claim.

Metrologic Instruments, Inc.

     On or about October 13, 1999, Metrologic Instruments, Inc. commenced suit against the Company in the United States District Court for the District of New Jersey alleging patent infringement and seeking damages and injunctive relief. The Company filed an answer and counterclaim on December 22, 1999. The action involves seven patents. The Company believes that the claims against it are without merit and intends to vigorously defend the action.

     Following a status conference on January 26, 2000, the District Court referred this action to a mediator in accordance with its non-binding mediation program. On April 4, 2000, the parties met with the mediator. An additional session has been scheduled for May 4, 2000. A stay of discovery and other proceedings has been ordered to May 15, 2000 to permit the parties to focus on the mediation process.

           ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There were no matters submitted to a vote of security holders during the fourth quarter of the period ended December 31, 1999.

                        EXECUTIVE OFFICERS OF REGISTRANT


The Company's executive officers as of December 31, 1999, were as follows.

Name                       Age              Officer/Position
----                       ---              ----------------

Robert C. Strandberg       42.....President and Chief Executive Officer

Charles E. Biss            47.....Vice President, Verification Products

Cecil F. Bowes             56.....Vice President, Sales - The Americas,
                                  Asia Pacific Rim

Nigel P. Davis             49.....Vice President, Sales - Europe,
                                  Middle East, Africa

Phillip A. Eckerdt         52.....Vice President, Operations

G. William Hartman         53.....Vice President, Automation

Dennis T. Hopwood          50.....Vice President, Human Resources

David L. Latimer           48.....Vice President, Product Marketing

Elizabeth J. McDonald      46.....Vice President, Corporate Counsel and
                                  Assistant Secretary

Linda J. Miller            39.....Senior Vice President and General Manager

William L. Parnell, Jr.    43.....Chief Operating Officer and
                                  Senior Vice President

George A. Plesko           53.....Senior Vice President

Brad R. Reddersen          47.....Vice President, Chief Technology Officer

Matt D. Schler             43.....Vice President, Engineering and
                                  Product Development

Michael J. Stachura        44.....Vice President, Finance

Roger D. Tedford           46.....Vice President, Chief Information Officer

G. Lloyd West              54.....Senior Vice President, Global Sales Operations

William J. Woodard         48.....Vice President, Chief Financial Officer and
                                  Treasurer

     Robert C. Strandberg has served as a director since May 1998. He has served as the President and Chief Executive Officer of the Company since April 1997 and as Executive Vice President from November 1996 until April 1997. Between 1991 and 1996, Mr. Strandberg was Chairman of the Board of Directors, President and Chief Executive Officer of Datamax International Corporation ("Datamax"), Orlando, Florida. Datamax designs and manufactures thermal bar code printers. Mr. Strandberg is a director of Sawtech, Inc., Orlando, Florida, a manufacturer of surface acoustical filters for cellular phones. He is also a director of Merix Corporation, Forest Grove, Oregon, a manufacturer of advanced printed circuit boards for use in sophisticated electronic equipment. Mr. Strandberg holds a B.S. degree in Industrial Engineering Operations Research from Cornell University and an M.B.A. degree from Harvard University.

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

     Cecil F. Bowes has served as Vice President, Sales - The Americas, Asia Pacific Rim since December 1996. Prior thereto, he was Group Director, North America for Spectra-Physics Scanning Systems, Inc. (Spectra) from November 1990 until December 1996. Mr. Bowes holds a B.S. degree in Education from the University of Dayton.

     Nigel P. Davis has served as Vice President, Sales - Europe, Middle East, Africa (EMEA) since July 1996. Prior thereto, he was Group Director, EMEA for Spectra from March 1993 to May 1996. Before joining Spectra, he held the position of Vice President, EMEA for Prime Computer, Inc.

     Phillip A. Eckerdt has served as Vice President, Operations since May 1999 and Director of Materials from July 1996 until May 1999. Prior thereto, he was Director of Materials for Spectra from November 1990 until July 1996. Mr. Eckerdt holds a B.S. degree in Psychology from Washington State University and an M.S. degree in International Management from the University of Oregon.

     G. William Hartman has served as Vice President, Automation since September 1997. Prior to joining the Company, he was Senior Vice President and Chief Operating Officer of Datamax from 1991 to 1996. Mr. Hartman holds a B.S. degree in Mechanical Engineering from the University of Utah and an M.S. degree in Mechanical Engineering from Villanova University.

     Dennis T. Hopwood served as Vice President, Human Resources since July 1997. As of January 11, 2000, Mr. Hopwood left the Company. Prior thereto, he was Vice President, Human Resources for Spectra from May 1985 to January 1997. Mr. Hopwood holds a B.S. degree in Sociology from the University of Idaho and an M.S. degree in Higher Education Administration from the University of Wisconsin.

     David L. Latimer has served as Vice President, Product Marketing since May 1998. Prior thereto, he was Vice President of Product Marketing at Percon Inc., Eugene, Oregon, a manufacturer of bar code reading products, from February 1997 to May 1998 and Director of Product Marketing at Spectra from December 1987 until February 1997. He received B.S. and M.S. degrees from Michigan State University and University of Wisconsin - Milwaukee, respectively, and holds an M.B.A. degree from Harvard Business School.

     Elizabeth J. McDonald has served as Vice President, Corporate Counsel and Assistant Secretary since July 1999, as Corporate Counsel and Assistant Secretary from September 1997 until July 1999 and as Assistant Corporate Counsel from December 1996 until September 1997. Prior thereto, Ms. McDonald was a New York State Assistant Attorney General. Ms. McDonald holds a B.A. degree from Elmira College and a J.D. degree from Albany Law School of Union University.

     Linda J. Miller has served as Senior Vice President and General Manager since May 1999 and as Vice President, Marketing from April 1998 until May 1999. Prior to joining the Company, Ms. Miller was Vice President of Business Planning and Development for Champion Products, which she joined in January 1992 as Director of Sales Planning. Ms. Miller holds a B.S. degree in Industrial Administration from General Motors Institute and an M.B.A. degree from the University of Michigan.

     William L. Parnell, Jr. served as Chief Operating Officer and Senior Vice since May 1999 and as Vice President, Operations from October 1996 until May 1999. On January 11, 2000, Mr. Parnell left the Company. Prior thereto, he was Vice President - Operations of Spectra from November 1990 until October 1996. Mr. Parnell received a B.S. degree in Physics from Utah State University and an M.B.A. degree from the University of Washington.

     George A. Plesko has served as Senior Vice President since December 1999. Prior to joining the Company, Mr. Plesko was President, CEO, Chairman and majority stockholder of GAP Technologies, Inc. (GAP) which he founded in 1989. GAP was engaged in the design, development and manufacture of miniature electro-optical scanning devices. Prior to founding GAP, he served as a director at Mars Electronics International, Inc. Mr. Plesko is the inventor of 31 United States patents, 29 of which are now owned by the Company. These include broad patents on the world's only non-contact laser scanning pen. Mr. Plesko received a B.S. degree in Physics and an M.S. degree in Nuclear Physics from the Pennsylvania State University.

     Brad R. Reddersen has served as Vice President, Chief Technology Officer since December 1997 and was Vice President, Engineering and Product Development from December 1996 to November 1997. Prior thereto he was Vice President, New Products of Spectra from October 1993 until December 1996. From 1985 until October 1993, he served Spectra's predecessor in a variety of roles including Acting Vice President, Research and Development and Product Marketing Manager. Mr. Reddersen received a B.S. degree in Physics from Harvey Mudd College and an M.S. degree in Optical Engineering from the University of Rochester.

     Matt D. Schler has served as Vice President, Engineering and Product Development since November 1997. Prior thereto, he was Vice President of Engineering at Percon Inc., a manufacturer of bar code reading products, from February 1997 to November 1997 and Engineering Manager of Spectra from March 1992 until January 1997. Mr. Schler received a B.S. degree in Electrical Engineering from the University of Colorado.

     Michael J. Stachura has served as Vice President, Finance since September 1997. Prior thereto, he was Vice President, Corporate Controller of Genencor International, Inc. from January 1991 until August 1997. Mr. Stachura, received a B.S. degree in Accounting from Canisius College.

     Roger D. Tedford served as Vice President, Chief Information Officer since November 1996. On March 31, 2000, Mr. Tedford left the Company. Prior thereto, he was Vice President, Treasurer and Secretary of Spectra from November 1990 until November 1996. Mr. Tedford received a B.A. degree in Accounting/Finance and an M.B.A. degree from California University at Fullerton.

     G. Lloyd West has served as Senior Vice President, Global Sales Operations since October 1999. Prior to joining the Company, Mr. West was Vice President, International Business Development at Tektronix, Inc. He also held positions as Vice President and General Manager, Europe and Vice President - U.S. Sales at Tektronix. Mr. West received a B.S. degree in Business/Mathematics from Oregon State University and an M.B.A. degree from the University of Oregon.

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

                                                         High               Low
                                                         ----               ---
              1999
                  Fourth Quarter...................     $ 9.00             $6.25
                  Third Quarter....................     $10.25             $6.88
                  Second Quarter...................     $10.75             $7.63
                  First Quarter....................     $ 9.63             $7.38

              1998
                  Fourth Quarter...................     $11.50             $6.50
                  Third Quarter....................     $ 9.38             $6.00
                  Second Quarter...................     $12.25             $8.63
                  First Quarter....................     $13.38             $9.13



     As of December 31, 1999, there were approximately 1,400 holders of record of common shares.

     The Company has not paid any cash dividends since 1979 and does not anticipate paying cash dividends in the foreseeable future. The Company's senior debt and subordinated term loan agreements restrict payment of dividends.

                         ITEM 6: SELECTED FINANCIAL DATA
                (All amounts in thousands, except per share data)

     The selected consolidated financial data presented below for each of the five years in the period ended December 31, 1999 have been derived from the Company's consolidated financial statements, which statements have been audited by Arthur Andersen LLP, independent public accountants, as indicated in their reports thereon. The selected consolidated financial data should be read in conjunction with the Consolidated Financial Statements and Notes thereto included elsewhere in this report.

                                                                           Year Ended December 31,
                                                -------------------------------------------------------------------------
                                                     1999              1998        1997            1996          1995
                                                     ----              ----        ----            ----          ----
Statement of Operations Data:
     Net sales.................................     $231,324          $217,223    $207,840       $146,051       $87,516
     Cost of sales.............................      134,049           126,350     122,995 (2)     83,675        50,634
                                                -------------------------------------------------------------------------
        Gross profit...........................       97,275            90,873      84,845         62,376        36,882
     Operating expenses:
        Engineering, research and development..       18,075            15,665      13,429         11,069         4,962
        Selling, general and administrative....       45,185            42,069      43,743         37,855        23,024

        Acquisition related restructuring and
          other costs..........................         --                --          --           70,068 (3)      --
        Severance and other costs..............        8,323 (1)          --         4,191 (2)       --            --
        Amortization of intangibles from
          business acquisitions................        6,419             6,822       6,715          3,564           877
                                                -------------------------------------------------------------------------
     Income/(loss)from operations..............       19,273            26,317      16,767        (60,180)        8,019
     Interest and other income/(expense).......       (7,024)           (9,833)    (12,016)        (5,747)          676
                                                -------------------------------------------------------------------------
     Income/(loss) from continuing operations
          before income tax provision/(benefit)       12,249 (1)        16,484       4,751 (2)    (65,927) (3)    8,695
     Income tax provision/(benefit)............        4,287             5,968       1,761        (24,393)        3,246
                                                -------------------------------------------------------------------------
     Income/(loss) from continuing operations..        7,962            10,516       2,990        (41,534)        5,449
     Loss from discontinued operations.........         --                --          (101)        (5,446)         --
                                                -------------------------------------------------------------------------
     Net income/(loss).........................      $ 7,962 (1)       $10,516     $ 2,889 (2)   $(46,980) (3)   $5,449
                                                =========================================================================
      Net income/(loss) per common and
          common equivalent share:
      Basic:
         Continuing operations.................        $0.67             $0.90       $0.27         $(3.96)        $0.58
         Discontinued operations...............         --                --         (0.01)         (0.52)         --
                                                =========================================================================
      Net income/(loss)........................        $0.67 (1)         $0.90       $0.26 (2)     $(4.48) (3)    $0.58
                                                =========================================================================
      Diluted:
         Continuing operations.................        $0.58             $0.75       $0.25         $(3.96)        $0.54
         Discontinued operations...............         --                --         (0.01)         (0.52)         --
                                                =========================================================================
      Net income/(loss)........................        $0.58 (1)         $0.75       $0.24 (2)     $(4.48) (3)    $0.54
                                                =========================================================================
      Weighted average number of common and
         common equivalent shares:
         Basic.................................       11,942            11,713      11,197         10,490         9,329
         Diluted ..............................       13,751            13,993      11,843         10,490        10,013

     (1) Severance and other costs reduced 1999 income before income taxes, net income, basic EPS and diluted EPS by $8.3 million, $5.4 million, $0.45 and $0.39, respectively.

     (2) Severance and other costs reduced 1997 income before income taxes, net income, basic EPS and diluted EPS by $5.2 million, $3.3 million, $0.29 and $0.28, respectively.

     (3) The acquisition related restructuring and other costs reduced 1996 income before income taxes, net income, basic EPS and diluted EPS by $70.1 million, $44.2 million, $4.21 and $4.21, respectively.


                                                 Year Ended December 31,
                                    ----------------------------------------------------
                                      1999       1998        1997       1996       1995
                                      ----       ----        ----       ----       ----
Balance Sheet Data:
Cash and cash equivalents........   $  1,402   $  6,180   $  2,271   $ 10,838   $  5,538
Working capital..................     16,845     16,827     12,112     13,320     20,397
Total assets.....................    166,741    171,263    172,798    183,361     71,237
Long-term debt, including current
maturities.......................     73,866     93,208    108,554    127,453        623
Total shareholders' equity.......     51,333     44,199     29,330     15,301     53,327

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


                                                                       Year Ended December 31,
                                                ----------------------------------------------------------------------
                                                        1999                   1998                     1997
                                                ---------------------  ----------------------  -----------------------
                                                                       (dollars in thousands)
Net sales....................................     $231,324     100.0%    $217,223     100.0%    $207,840      100.0%
Cost of sales................................      134,049      58.0      126,350      58.2      122,995 (2)   59.2
                                                 ----------  --------  -----------  ---------  ----------    --------
  Gross profit...............................       97,275      42.0       90,873       41.8      84,845       40.8
Operating expenses:
  Engineering, research and development......       18,075       7.8       15,665        7.2      13,429        6.5
  Selling, general and administrative........       45,185      19.5       42,069       19.4      43,743       21.0
  Severance and other costs..................        8,323 (1)   3.6         --          --        4,191 (2)    2.0
  Amortization of intangibles from business
     acquisitions............................        6,419       2.8        6,822        3.1       6,715        3.2
                                                 ----------  --------  -----------  ---------  -----------   --------
Income from operations.......................       19,273       8.3       26,317       12.1      16,767        8.1
Interest and other income/(expense)..........       (7,024)     (3.0)      (9,833)      (4.5)    (12,016)      (5.8)
                                                 ----------  --------  -----------  ---------  -----------   --------
Income from continuing operations before
   income tax provision......................       12,249 (1)   5.3       16,484        7.6       4,751 (2)    2.3
Income tax provision.........................        4,287       1.9        5,968        2.7       1,761        0.9
                                                 ----------  --------  -----------  ---------  -----------   --------
Income from continuing operations...........         7,962       3.4       10,516        4.9       2,990        1.4
Loss from discontinued operations...........          --         --          --          --         (101)       --
                                                 ----------  --------  -----------  ---------  -----------   --------
Net income..................................       $ 7,962 (1)   3.4%     $10,516        4.9%    $ 2,889 (2)    1.4%
                                                 ==========  ========  ===========  =========  ===========   ========

     (1) Severance and other costs reduced 1999 income before income taxes and net income by $8.3 million and $5.4 million, respectively.

     (2) Severance and other costs reduced 1997 income before income taxes and net income by $5.2 million and $3.3 million, respectively.

Overview

PSC Inc. (the Company) achieved record annual sales in 1999 while also investing in new products and companies that extend its reach into higher growth markets and emerging technologies within the Automatic Identification and Data Collection (AIDC) industry. During the year, the Company announced two acquisitions and a minority investment, streamlined manufacturing operations, strengthened its financial position by reducing debt and interest expense and increased investments in product development and marketing to accelerate profitable revenue growth.

Some of the key results of the Company's 1999 efforts include the following:

o Sales reached a record high of $231.3 million
o Earnings per diluted share, excluding one-time charges, improved by 29% to a record $0.97
o Earnings per diluted share, excluding goodwill amortization and one-time charges, increased by 18% to a record $1.22
o Four quarters of EBITDA, excluding one-time  charges,  reached  $41.3  million
o Long-term  debt  declined by $21.2 million or 27%
o Two acquisitions and a minority investment were announced, expanding the Company's product lines and systems solutions capabilities

The Company's solid financial position, established earnings record, market and technological leadership, and new product introductions provided a strong foundation from which to increase future sales growth and improve financial results. The Company expects growth from several investments announced in 1999.

On January 19, 2000, the Company acquired all of the outstanding shares of Percon Incorporated (Percon), a manufacturer of wireless and batch portable data terminals (PDTs), decoders, input devices and data management software, for approximately $57.1 million. The acquisition of Percon significantly increased the scope of the Company's product line, enhancing the Company's ability to provide systems type solutions and to expand the Company into the PDT and software/services categories of the AIDC market, which are growing rapidly.

On December 21, 1999, the Company acquired substantially all of the assets of GAP Technologies, Inc. and GEO Labs, Inc. (GAP) for approximately $4.8 million. GAP is a technology and research group that designs and manufactures miniature laser scan engines and pen-based scanners. The Company recently introduced an innovative consumer home shopping appliance, incorporating the miniature scan engine technology developed by GAP. The home shopping system enables consumers to create a shopping list by scanning product bar codes and then transmitting the list online to the retailer.

In May 1999, the Company made a minority interest investment of $3.0 million in Eldat Communication Ltd., which develops and manufactures fully integrated electronic price display systems for retail applications, including electronic shelf labels. The system interfaces with a store's main computer, point-of-sale and back-office system enabling immediate, coordinated price changes to thousands of products.

Also during 1999, the Company continued to develop its commercial and industrial and retail scanner product lines for the future. One of the fastest growing product categories for PSC in 1999 was self-checkout, with sales of the U-Scan(R) Express Self-Checkout System up significantly over 1998. U-Scan(R) Express Self-Checkout Systems are manufactured exclusively by the Company in accordance with an agreement entered into by the Company with Optimal Robotics Corp. (Optimal) which extends until December 31, 2000. During 1999, Optimal announced that they would commence manufacturing at the termination of the agreement. In anticipation that the relationship with Optimal would eventually terminate, the Company reserved the right under the agreement to design and manufacture its own self-checkout product, however, the Company agreed not to actually sell, promote or market a competing product until the agreement terminates. The Company intends on remaining a market leader in all aspects of retail scanning and is committed to retaining that position for the long-term.

For the Year ended December 31, 1999

Net sales of $231.3 million for the year ended December 31, 1999 increased 7% over 1998. The increase in net sales is primarily due to higher sales of fixed position retail, handheld retail and U-Scan(R) Express Self-Checkout Systems products offset by lower industrial automation, handheld commercial and industrial scanner and engine product sales. International net sales increased 19% over the prior year primarily due to the introduction of new products and the continued growth in the Company's European and Asian customer sales, and represented 58% of net sales in 1999 versus 52% in 1998.

Gross profit of $97.3 million for the year ended December 31, 1999 increased 7% over 1998. As a percentage of sales, gross profit was 42.1% in 1999 compared to 41.8% in 1998. Gross profit dollars and percentage increased primarily due to the change in product mix, as higher margin fixed position products represented a greater percentage of total sales.

In 1999, the Company continued its commitment to new products. Engineering, research and development (ER&D) expenses of $18.1 million for the year ended December 31, 1999 increased $2.4 million or 15%. As a percentage of sales, ER&D increased to 7.8% from 7.2% in 1998. The 1999 dollar and percentage increases were primarily due to additional investments to develop new products and enhance existing products.

Selling, general and administrative (SG&A) expenses of $45.2 million for the year ended December 31, 1999 increased $3.1 million or 7%. As a percentage of sales, SG&A increased slightly to 19.5% in 1999 from 19.4% in 1998. The 1999 dollar and percentage increases are primarily attributed to an increase in the international sales infrastructure to support higher sales volumes and additional investments in the Company's marketing organization and marketing programs.

During the first quarter of 1999, the Company recorded a pretax charge of $2.1 million for severance and other costs. Of the total charge, $1.4 million was for employee severance and benefit costs for the elimination of approximately 140 positions primarily at the Webster, New York manufacturing facility resultant from the consolidation of all high volume handheld scanner manufacturing at the Company's Eugene, Oregon facility. The remaining $0.7 million was for early termination of the lease on the Company's Webster offsite storage and repair facility. Excluding $0.2 million reversed in 1999, the Company recorded charges against the accrual of $1.8 million in 1999. As of December 31, 1999, the severance and other accruals were approximately $0.1 million, which relates to current contractual obligations. These costs reduced 1999 income before income tax provision, net income, basic EPS and diluted EPS by $1.9 million, $1.3 million, $0.10 and $0.09, respectively.

During the fourth quarter of 1999, the Company recorded a pretax charge of $6.4 million for potential back royalty charges in connection with the Symbol litigation. These costs reduced 1999 income before income tax provision, net income, basic EPS and diluted EPS by $6.4 million, $4.2 million, $0.35 and $0.30, respectively.

The Company's effective tax rate was 35.0% in 1999 versus 36.2% in 1998 primarily due to utilization of federal tax credits and larger Foreign Sales Corporation benefits realized during the current year. In 1999, the Company recorded a $4.3 million income tax provision due to an increase in pretax income.

For the Year ended December 31, 1998

Net sales of $217.2 million for the year ended December 31, 1998 increased 5% over 1997. The increase in net sales is primarily due to higher sales of the Magellan Scanner line, industrial automation products and U-Scan(R) Express Self-Checkout Systems offset by lower handheld scanner and engine sales. International net sales increased 18% over the prior year primarily due to the introduction of new products and the continued growth in the Company's European customer sales, and represented 52% of net sales in 1998 versus 46% in 1997.

Gross profit of $90.9 million for the year ended December 31, 1998 increased 7% over 1997. As a percentage of sales, gross profit was 41.8% in 1998 compared to 40.8% in 1997. Gross profit dollars and percentage increased primarily due to the change in product mix, as higher margin fixed position products represented a greater percentage of total sales.

In 1998, engineering, research and development (ER&D) expenses of $15.7 million increased $2.2 million or 17%. As a percentage of sales, ER&D increased to 7.2% from 6.5% in 1997. The 1998 dollar and percentage increases were primarily due to additional investments to develop new products and enhance existing products.

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

During the second quarter of 1997, the Company recorded a pretax charge of $4.2 million for severance and other costs. Of the total charge, approximately $2.3 million was associated with the Severance Agreement with the former CEO, $1.2 million was for employee severance and benefit costs for the elimination of approximately 30 positions including several senior executives and $0.7 million was for the centralization of research and development efforts and the relocation of manufacturing of certain product lines between the Company's two manufacturing facilities. The accrual for these activities as of December 31, 1999 was approximately $0.1 million, which relates to current contractual obligations. These costs and the inventory write-off reduced 1997 income before income taxes, net income, basic EPS and diluted EPS by $5.2 million, $3.3 million, $0.29 and $0.28, respectively.

Discontinued Operations

In June 1997, the Company disposed of its TxCOM subsidiary, which was acquired as a part of the Spectra acquisition. In 1997, the Company recognized a net gain on operations of $0.2 million and a loss of $0.3 million in connection with the disposal of TxCOM. This loss includes the write-down of the assets to their net realizable value and the costs of disposing of the subsidiary, net of applicable tax benefits.

Liquidity and Capital Resources

Current assets increased $3.1 million from December 31, 1998 primarily due to an increase in accounts receivable and inventory levels. Current liabilities increased $3.1 million from December 31, 1998 primarily due to an increase in the current portion of long-tem debt and accounts payable offset by a reduction in accrued expenses. As a result, working capital was consistent with prior year.

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

Property, plant and equipment expenditures totaled $4.8 million in 1999 and $5.8 million in 1998. The 1999 expenditures primarily related to manufacturing equipment, new product tooling and computer hardware. The 1998 expenditures primarily related to manufacturing equipment and new product tooling.

During May 1999, the Company sold its facilities and property located in Eugene, Oregon and simultaneously entered into a lease agreement for the facilities for a 15 year period. The net proceeds from the sale totaled $8.0 million, which were utilized to reduce the senior credit facilities.

The long-term debt-to-capital percentage was 50.9% at December 31, 1999 versus 64.1% at December 31, 1998. The decrease in percentage was primarily due to a reduction in long-term debt of $21.2 million and an increase in retained earnings of $12.1 million resultant from 1999 net income offset, in part, by $1.1 million of common shares repurchased during 1999. At December 31, 1999, liquidity immediately available to the Company consisted of cash and cash equivalents of approximately $1.4 million. The Company has outstanding credit facilities totaling $73.9 million and a revolving line of credit totaling $20.0 million, of which, there were no outstanding borrowings as of December 31, 1999.

In January 2000, the Company's credit agreement with the senior term loan lenders was amended in connection with the Percon acquisition. Consequently, the Company borrowed an additional $58.0 million resulting in total indebtedness of approximately $133.6 million. Additionally, the Company's revolving line of credit was increased to $50.0 million, of which, $23.0 million was available to the Company subsequent to the acquisition. The Company believes that its cash resources and available credit facilities, in addition to its operating cash flows, are sufficient to meet its requirements for the next 12 months.

In the opinion of management, inflation has not had a material effect on the operations of the Company.

Market Risk

At December 31, 1999, the Company had outstanding foreign currency exchange contracts to sell $7.5 million of various currencies. The difference between the fair value of these outstanding contracts and the contract amounts was immaterial. A hypothetical 10% fluctuation in exchange rates for these currencies would change the fair value by approximately $0.7 million. However, since these contracts hedge foreign currency denominated transactions, any change in the fair value of the contracts would be offset by changes in the underlying value of the transactions being hedged.

The net assets of the Company's foreign subsidiaries at December 31, 1999 totaled $8.5 million. The potential loss in net assets resulting from a hypothetical 10% adverse change in quoted foreign currency exchange rates amounts to $0.8 million.

At December 31, 1999, the Company had interest rate swap agreements aggregating a notional principal amount of $42.0 million. These swaps effectively change the Company's payment of interest on $42.0 million of variable rate debt to fixed rate debt. Based on the fair value of these interest rate swap agreements at December 31, 1999, the Company would have received $0.2 million to terminate the agreements. A hypothetical 1% decrease in the replacement swap rate would decrease the fair value by approximately $0.3 million.

The fair value of long-term fixed interest rate debt is subject to interest rate risk. Generally, the fair value of fixed interest rate debt will increase as interest rates fall and decrease as interest rates rise. The estimated fair value of the Company's total long-term debt was $73.5 million, including current maturities, at December 31, 1999. A hypothetical 1% increase from prevailing interest rates at December 31, 1999 would result in a decrease in fair value of long-term debt by approximately $1.1 million.

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

To mitigate the effects of the Company's or significant suppliers' potential failure to remediate the Year 2000 issue in a timely manner, the Company will execute its contingency plan and make arrangements for alternate suppliers and utilize manual intervention to ensure the continuation of operations where necessary. If it becomes necessary for the Company to take these corrective actions, the Company does not believe that this would result in significant delays in business operations or have a material adverse effect on the Company's results of operations, financial position or cash flows.

The Company incurred approximately $0.6 million of incremental out-of-pocket costs for its Year 2000 program to remediate existing computer software and hardware. These costs do not include internal management time, which the Company does not separately track, nor the deferral of other projects, the effects of which were not material to the Company's results of operations or financial condition. As of this time, the Company has not been made aware of any Year 2000 issues nor has the Year 2000 issue had a material adverse impact on results of operations, financial position or cash flows.

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

                                    PART III

           ITEM 10: DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required by this item is presented under the captions entitled "Election of Directors - Information Concerning Nominees for Directors and Other Incumbent Members of the Board of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance" contained in the Company's proxy statement for the 2000 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year covered by this report, or in an amendment to this Form 10-K, and is incorporated in this report by reference thereto. The information regarding Executive Officers of the Registrant is found in Part I of this report.

                         ITEM 11: EXECUTIVE COMPENSATION

     The information required by this item is presented under the caption entitled "Executive Officer Compensation" contained in the Company's proxy statement for the 2000 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year covered by this report, or in an amendment to this Form 10-K, and is incorporated in this report by reference thereto, except, however, the sections entitled "Corporate Performance Graph" and the "Report of the Compensation Committee of the Board of Directors" are not incorporated in this report by reference.

     ITEM 12: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by this item is presented under the caption entitled "Security Ownership of Certain Beneficial Owners and Management" contained in the Company's proxy statement for the 2000 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year covered by this report, or in an amendment to this Form 10-K, and is incorporated in this report by reference thereto.

             ITEM 13: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The  information  required  by this item is  presented  under  the  caption
"Executive Officer Compensation - Interest of Directors and Management in Certain Transactions" contained in the Company's proxy statement for the 2000 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year covered by this report, or in an amendment to this Form 10-K, and is incorporated in this report by reference thereto.

PART IV

ITEM 14:  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
          FORM  8-K

(a) 1    Financial Statements                                           Page
                                                                        ----

         Report of Independent Public Accountants........................38

         Consolidated Financial Statements...............................39

         Notes to Consolidated Financial Statements......................43

(a) 2    Financial Statement Schedules:

         Included in Part IV of this report:

         Schedule II       Valuation and Qualifying Accounts.............62

         Other schedules are omitted because of the absence of conditions under which they are required or because the required information is given in the consolidated financial statements or notes thereto.

(a) 3    Exhibits:

2.1 Asset and Stock Purchase Agreement among PSC Inc., Spectra-Physics, Inc. and Spectra-Physics Holdings, S.A. dated May 20, 1996, as amended by letter dated July 12, 1996 (incorporated by reference to Exhibit 2.1 of the Company's Current Report on Form 8-K dated July 29, 1996 (the "1996 8-K")).

2.2 Agreement and Plan of Merger, dated as of November 9, 1999, by and among PSC Inc., West Acquisition Corp. and Percon Incorporated (incorporated by reference to Exhibit 2.1 of the Company's Current Report on Form 8-K as of January 19, 2000 ("the January 19, 2000 Form 8-K")).

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

3.4  Bylaws of the Company as currently in effect.............................63

3.5 Articles of Merger of West Acquisition Corp. into Percon Incorporated filed with the Secretary of the State of Washington on January 19, 2000 (incorporated by reference to Exhibit 3.1 of the January 19, 2000 Form 8-K).

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

10.3*First Amendment to Agreement between the Company and Robert S. Ehrlich as of December 11, 1998 (incorporated by reference to Exhibit 10.4 of the Company's Annual Form 10-K for the fiscal year ended December 31, 1998 (the "December 31, 1998 Form 10-K")).

10.4*Second Amendment to Agreement between the Company and Robert S. Ehrlich as of July 13, 1999 (incorporated by reference to Exhibit 10.6 of the Company's Quarterly Report on Form 10-Q for the quarter ended July 2, 1999 (the "July 2, 1999 Form 10-Q")).

10.5*Form of Change-in-Control/Severance Agreement between the Company and certain of its executive officers (incorporated by reference to Exhibit
     10.3 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996 (the "December 31,1996 Form 10-K")).

10.6*Form of third  party  severance  letter  between  Spectra-Physics  Scanning
     Systems, Inc. and certain executive officers (incorporated by reference to Exhibit 10.4 of the December 31, 1996 Form 10-K).

10.7*Employment  Agreement  between the Company and Robert C. Strandberg,  as of
     June 2, 1998 (incorporated by reference to Exhibit 10.1 of the July 3, 1998 Form 10-Q).

10.8*First Amendment to Employment  Agreement  between the Company and Robert C.
     Strandberg,  as of December 11, 1998  (incorporated by reference to Exhibit
     10.9 of the December 31, 1998 Form 10-K).

10.9*Second Amendment to Employment  Agreement between the Company and Robert C.
     Strandberg, as of July 13, 1999 (incorporated by reference to Exhibit 10.5 of the July 2, 1999 Form 10-Q).

10.10*Employment  Agreement  between the Company and Nigel P. Davis dated 1998
     (incorporated by reference to Exhibit 10.11 of the December 31, 1998 Form 10-K).

10.11*Form of Indemnification Agreement between the Company and its Directors and Officers (incorporated by reference to Exhibit 10.10 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1991).

10.12* PSC Inc. Director Compensation Plan dated as of May 7, 1998 (incorporated by reference to Exhibit 10.3 of the July 3, 1998 Form 10-Q).

10.13* Amended and Restated 1987 Stock Option Plan (incorporated by reference to
     Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1994).

10.14* Amended PSC Inc.  1994 Stock  Option Plan  (incorporated  by reference to
     Exhibit 4.1 of the Company's Registration Statement on Form S-8 dated August 5, 1999 No. 333-84539).

10.15* Amended 1995 Employee Stock Purchase Plan  (incorporated  by reference to
     Exhibit 10.4 of the July 3, 1998 Form 10-Q).

10.16* 1997  Management  Incentive  Plan  (incorporated  by reference to Exhibit
     10.12 of the Company's December 31, 1997 Form 10-K).

10.17* Third  Restatement  of the PSC Inc.  401(k) Plan dated as of July 1, 1997
     (incorporated by reference to Exhibit 10.13 of the Company's December 31, 1997 Form 10-K).

10.18Credit  Agreement  dated July 12,  1996  among PSC  Acquisition,  Inc.,  as
     Borrower, PSC Inc. and Guarantor, the Initial Lenders named therein and Fleet Bank as Initial Issuing Bank and Administrative Agent, together with Form of Term A Note, Form of Term B Note and Form of Working Capital Note (incorporated by reference to Exhibit 10.2 of the 1996 8-K).

10.19First Amendment dated as of September 27, 1996 to the Credit Agreement dated as of July 12, 1996 among PSC Scanning Inc., as Borrower, PSC Inc., as Guarantor, the financial institutions party thereto and Fleet Bank as initial Issuing Bank and administrative agent (incorporated by reference to Exhibit 10.1 of the Company's Quarterly Report on Form 10-Q for the quarter ended September 27, 1996 (the "September 27, 1996 Form 10-Q")).

10.20Second Amendment dated as of July 4, 1997 to the Credit Agreement dated as of July 12, 1996 among PSC Scanning Inc., as Borrower, PSC Inc., as Guarantor, the financial institutions party thereto and Fleet Bank as initial Issuing Bank and administrative agent (incorporated by reference to Exhibit 10.3 of the July 4, 1997 Form 10-Q).

10.21Amendment Three dated as of August 13, 1997 to the Credit Agreement dated as of July 12, 1996 among PSC Scanning Inc., as Borrower, PSC Inc., as Guarantor, the financial institutions party thereto and Fleet Bank as initial Issuing Bank and administrative agent (incorporated by reference to Exhibit 10.5 of the Company's Quarterly Report on Form 10-Q/A for the quarter ended July 4, 1997 (the "July 4, 1997 Form 10-Q/A")).

10.22Consent dated as of December 8, 1997 to the Credit Agreement dated as of July 12, 1996 among PSC Scanning Inc., as Borrower, PSC Inc., as Guarantor, the financial institutions party thereto and Fleet Bank as initial Issuing Bank and administrative agent (incorporated by reference to Exhibit 10.18 of the Company's December 31, 1997 Form 10-K).

10.23Fourth Amendment dated as of April 8, 1998 to the Credit Agreement dated as of July 12, 1996 among PSC Scanning Inc., as Borrower, PSC Inc., as Guarantor, the financial institutions party thereto and Fleet Bank as initial Issuing Bank and administrative agent (incorporated by reference to Exhibit 10.1 of the Company's Quarterly Report on Form 10-Q for the quarter ended April 3, 1998).

10.24AmendmentFive  and  Consent  and  Waiver  dated as of March 1,  1999 to the
     Credit Agreement dated as of July 12, 1996 among PSC Scanning Inc., as Borrower, PSC Inc., as Guarantor, the financial institutions party thereto and Fleet Bank as initial Issuing Bank and administrative agent (incorporated by reference to Exhibit 10.1 of the July 2, 1999 Form 10-Q).

10.25Amendment Six dated as of May 1, 1999 to the Credit Agreement dated as of July 12, 1996 among PSC Scanning Inc., as Borrower, PSC Inc., as Guarantor, the financial institutions party thereto and Fleet Bank as initial Issuing Bank and administrative agent (incorporated by reference to Exhibit 10.3 of the July 2, 1999 Form 10-Q).

10.26Consent and Waiver dated as of June 30, 1999 to the Credit Agreement dated as of July 12, 1996 among PSC Scanning Inc., as Borrower, PSC Inc., as Guarantor, the financial institutions party thereto and Fleet Bank as initial Issuing Bank and administrative agent (incorporated by reference to Exhibit 10.4 of the July 2, 1999 Form 10-Q).

10.27Amendment  Seven and Consent and Waiver dated as of October 13, 1999 to the
     Credit Agreement dated as of July 12, 1996 among PSC Scanning Inc., as Borrower, PSC Inc., as Guarantor, the financial institutions party thereto and Fleet Bank as initial Issuing Bank and administrative agent....................................................................76

10.28Variance dated as of October 28, 1999 to the Credit  Agreement  dated as of
     July 12, 1996 among PSC Scanning Inc., as Borrower, PSC Inc., as Guarantor, the financial institutions party thereto and Fleet Bank as initial Issuing
     Bank and administrative agent............................................81

10.29Amendment  Eight and Consent and Waiver dated as of January 19, 2000 to the
     Credit Agreement dated as of July 12, 1996 among PSC Scanning Inc., as Borrower, PSC Inc., as Guarantor, the financial institutions party thereto and Fleet Bank as initial Issuing Bank and administrative agent (incorporated by reference to Exhibit 10.1 of the January 19, 2000 Form 8-K).

10.30Securities   Purchase  Agreement  dated  July  12,  1996  among  PSC  Inc.,
     SpectraScan, Inc. and Equitable Life Assurance Society of the United States (separate but identical Securities Purchase Agreements were addressed to each of the Other Purchasers of the Senior Subordinated Notes) (incorporated by reference to Exhibit 10.1 of the 1996 8-K).

10.31Amendment No. 1 dated October 10, 1996 to Securities Purchase Agreements among PSC Inc., PSC Scanning Inc., and Equitable Life Assurance Society of the United States (separate but identical amendments were addressed to each of the other purchasers of the Senior Subordinated Notes) (incorporated by reference to Exhibit 10.2 of the September 27, 1996 10-Q).

10.32Amendment No. 2 dated July 4, 1997 to Securities  Purchase Agreements among
     PSC Inc., PSC Scanning Inc., and Equitable Life Assurance Society of the United States (separate but identical amendments were addressed to each of the other purchasers of the Senior Subordinated Notes) (incorporated by reference to Exhibit 10.4 of the July 4, 1997 Form 10-Q).

10.33Amendment No. 3 dated August 18, 1997 to Securities Purchase Agreements and Warrants among PSC Inc., PSC Scanning Inc., and the Purchasers named in the Securities Purchase Agreements (incorporated by reference to Exhibit
     10.6 of the July 4, 1997 Form 10-Q/A).

10.34Consent dated as of December 29, 1997 to Securities Purchase Agreements and Warrants among PSC Inc., PSC Scanning Inc., and the Purchasers named in the Securities Purchase agreements (incorporated by reference to Exhibit
     10.23 of the Company's December 31, 1997 Form 10-K).

10.35Amendment  No. 4,  Consent  and Waiver  dated  March 1, 1999 to  Securities
     Purchase Agreements and Warrants among PSC Inc., PSC Scanning Inc., and the Purchasers named in the Securities Purchase Agreements (incorporated by reference to Exhibit 10.2 of the July 2, 1999 Form 10-Q).

10.36Amendment No. 5, and Consent dated December 20, 1999 to Securities Purchase
     Agreements  and  Warrants  among  PSC  Inc.,  PSC  Scanning  Inc.,  and the
     Purchasers        named       in       the       Securities        Purchase
     Agreements...............................................................84

10.37Stock and Warrant Purchase Agreement dated September 4, 1997 by and between PSC Inc. and Hydra Investissements S.A. (incorporated by reference to Exhibit 10.1 of the 1997 Form 8-K).

10.38Registration and Investor Rights Agreement dated September 10, 1997 by and between PSC Inc. and Hydra Investissements S.A. (incorporated by reference to Exhibit 10.2 of the 1997 Form 8-K).

10.39Lease  Agreement  between  the  Company  and Scan LLC  dated  May 12,  1999
     (incorporated by reference to Exhibit 10.1 of the Company's Quarterly Report on Form 10-Q for the quarter ended April 2, 1999).

22.1 Subsidiaries of Registrant...............................................94

24.1 Consent of Independent Public Accountant, dated April 14, 2000...........95

(b): Reports on Form 8-K:

     Report on Form 8-K dated November 10, 1999

     Report on Form 8-K dated December 22, 1999

     Report on Form 8-K dated February 2, 2000

     Report on Form 8-K/A dated April 3, 2000


*    Management contract or compensatory plan or arrangement

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:   April 14, 2000            PSC Inc.

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

Date:  April 14, 2000             Principal Executive Officer

                                  /s/ Robert C. Strandberg
                                         Robert C. Strandberg
                                         President and Chief Executive Officer





Date:  April 14, 2000             Chief Financial Officer

                                  /s/ William J. Woodard
                                         William J. Woodard
                                         Vice President, Chief Financial Officer
                                         and Treasurer




Date:  April 14, 2000            Principal Accounting Officer

                                 /s/ Michael J. Stachura
                                        Michael J. Stachura
                                        Vice President, Finance

Date:  April 14, 2000           /s/ Jay M. Eastman
                                -----------------------------------
                                        Jay M. Eastman
                                        Director

Date:  April 14, 2000           /s/ Robert S. Ehrlich
                                -----------------------------------
                                        Robert S. Ehrlich
                                        Director, Chairman of the Board

Date:  April 14, 2000           /s/ Donald K. Hess
                                -----------------------------------
                                        Donald K. Hess
                                        Director

Date:  April 14, 2000           /s/ Thomas J. Morgan
                                -----------------------------------
                                        Thomas J. Morgan
                                        Director

Date:  April 14, 2000           /s/ James C. O'Shea
                                -----------------------------------
                                        James C. O'Shea
                                        Director

Date:  April 14, 2000           /s/ Jack E. Rosenfeld
                                -----------------------------------
                                        Jack E. Rosenfeld
                                        Director

Date:  April 14, 2000           /s/ Justin L. Vigdor
                                -----------------------------------
                                        Justin L. Vigdor
                                        Director

Date:  April 14, 2000           /s/ Romano Volta
                                -----------------------------------
                                        Romano Volta
                                        Director

Date:  April 14, 2000          /s/ Bert W. Wasserman
                               ------------------------------------
                                        Bert W. Wasserman
                                        Director

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To PSC Inc.:

We have audited the accompanying consolidated balance sheets of PSC Inc. (a New York corporation) and subsidiaries as of December 31, 1999 and 1998, and the related consolidated statements of income, shareholders' equity and cash flows for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of PSC Inc. and subsidiaries as of December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed in the index of financial statement schedules is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.


                                       /s/ Arthur Andersen LLP

ARTHUR ANDERSEN LLP
Rochester, New York
April 14, 2000


                            PSC INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                (All amounts in thousands, except per share data)


                                                                                        December 31,
                                                                              ------------------------------
                                                                                   1999            1998
                                                                              -------------    -------------
                                     ASSETS
Current Assets:
  Cash and cash equivalents                                                        $   1,402    $   6,180
  Accounts receivable, net of allowance for doubtful accounts
    of $685 and $1,492, respectively                                                  38,396       37,121
  Inventories, net                                                                    23,343       17,250
  Prepaid expenses and other                                                           3,514        2,946
                                                                                   ---------    ---------
     Total current assets                                                             66,655       63,497
Property, Plant and Equipment, net                                                    25,994       35,397
Deferred Tax Assets                                                                   20,762       21,244
Intangible and Other Assets, net                                                      53,330       51,125
                                                                                   ---------    ---------
     Total assets                                                                  $ 166,741    $ 171,263
                                                                                   =========    =========

                      LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
  Current portion of long-term debt                                                $  16,281    $  14,402
  Accounts payable                                                                    20,685       18,190
  Accrued expenses                                                                     7,086        8,450
  Accrued payroll and related employee benefits                                        5,758        5,628
                                                                                   ---------    ---------
     Total current liabilities                                                        49,810       46,670
Long-Term Debt, less current maturities                                               57,585       78,806
Accrued Provision for Disputed Royalties                                               6,400         --
Other Long-Term Liabilities                                                            1,613        1,588
Commitments and Contingencies

Shareholders' Equity:
   Series A convertible preferred shares, par value $.01; 110 shares authorized,
     issued and outstanding ($11,000 aggregate liquidation value)                          1            1
   Series B preferred shares, par value $.01; 175 authorized, no shares
     issued and outstanding                                                             --           --
   Undesignated preferred shares, par value $.01; 9,715 authorized, no shares
     issued and outstanding                                                             --           --
   Common shares, par value $.01; 40,000 authorized, 12,080
     and 11,869 issued, respectively                                                     121          119
   Additional paid-in capital                                                         71,843       70,068
   Retained earnings/(Accumulated deficit)                                           (18,065)     (26,027)
   Accumulated other comprehensive income/(loss)                                      (1,210)         275
   Less treasury shares repurchased at cost, 180 and 39 shares, respectively          (1,357)        (237)
                                                                                   ---------    ---------
     Total shareholders' equity                                                       51,333       44,199
                                                                                   ---------    ---------
     Total liabilities and shareholders' equity                                    $ 166,741    $ 171,263
                                                                                   =========    =========



        See accompanying notes to the Consolidated Financial Statements.


                            PSC INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                (All amounts in thousands, except per share data)


                                                                   Year Ended December 31,
                                                          --------------------------------------
                                                              1999          1998        1997
                                                          ------------  ------------ -----------
Net Sales                                                   $ 231,324    $ 217,223    $ 207,840
Cost of Sales                                                 134,049      126,350      122,995
                                                            ---------    ---------    ---------
      Gross profit                                             97,275       90,873       84,845

Operating Expenses:
      Engineering, research and development                    18,075       15,665       13,429
      Selling, general and administrative                      45,185       42,069       43,743
      Amortization of intangibles resulting from business
             acquisitions                                       6,419        6,822        6,715
      Severance and other costs                                 8,323         --          4,191
                                                            ---------    ---------    ---------
           Income from operations                              19,273       26,317       16,767

Interest and Other Income:
     Interest expense                                          (7,686)     (10,246)     (12,563)
     Interest income                                              278          238          440
     Other income                                                 384          175          107
                                                            ---------    ---------    ---------
                                                               (7,024)      (9,833)     (12,016)
                                                            ---------    ---------    ---------

Income from Continuing Operations Before
     Income Tax Provision                                      12,249       16,484        4,751
Income Tax Provision                                            4,287        5,968        1,761
                                                            ---------    ---------    ---------
Income from Continuing Operations                               7,962       10,516        2,990

Discontinued Operations:
     Gain from discontinued operations, net of tax               --           --            164
     Loss on disposal of discontinued operations                 --           --           (265)
                                                            ---------    ---------    ---------
Total Loss from Discontinued Operations                          --           --           (101)
                                                            ---------    ---------    ---------
Net Income                                                  $   7,962    $  10,516    $   2,889
                                                            =========    =========    =========

Net Income Per Common and Common
      Equivalent Share:
Basic:
     Continuing operations                                  $    0.67    $    0.90    $    0.27
      Discontinued operations                                    --           --          (0.01)
                                                            ---------    ---------    ---------
      Net income                                            $    0.67    $    0.90    $    0.26
                                                            =========    =========    =========
Diluted:
     Continuing operations                                  $    0.58    $    0.75    $    0.25
      Discontinued operations                                    --           --          (0.01)
                                                            ---------    ---------    ---------
      Net income                                            $    0.58    $    0.75    $    0.24
                                                            =========    =========    =========
Weighted Average Number of Common
      and Common Equivalent Shares Outstanding:
      Basic                                                    11,942       11,713       11,197
      Diluted                                                  13,751       13,993       11,843

        See accompanying notes to the Consolidated Financial Statements.


                            PSC INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                           (All amounts in thousands)


                                                                 Year Ended December 31,
                                               ---------------------------------------------------------
                                                     1999                1998                1997
                                               -----------------    ---------------    -----------------
                                               Shares    Amount     Shares   Amount     Shares    Amount
                                               ------   --------    ------   ------     ------    ------
Series A Convertible Preferred Shares:
   Balance, beginning of year                     110    $     1       110   $     1      --     $  --
   Issuance of preferred shares                  --         --        --        --         110         1
                                              -------    -------   -------   -------   -------   -------
   Balance, end of year                           110    $     1       110   $     1       110   $     1
                                              =======    =======   =======   =======   =======   =======

Common Shares:
   Balance, beginning of year                  11,830    $   119    11,351   $   114    11,122   $   112
   Issuance of shares pursuant to
      Employee Stock Purchase Plan                129          1       107         1        67         1
   Issuance of restricted stock awards, net      --         --          62         1         7      --
   Shares repurchased                            (141)      --        --        --        --        --
   Exercise of options                             82          1       310         3       155         1
                                              -------    -------   -------   -------   -------   -------
   Balance, end of year                        11,900    $   121    11,830   $   119    11,351   $   114
                                              =======    =======   =======   =======   =======   =======

Additional Paid-In Capital:
   Balance, beginning of year                            $70,068             $66,734             $54,891
   Issuance of shares pursuant to
      Employee Stock Purchase Plan                           964                 737                 390
   Exercise of options                                       594               1,983               1,150
   Issuance of restricted stock awards, net                 --                   590                  70
   Deferred compensation for restricted
      stock awards, net of amortization                      175                (459)                (70)
   Issuance of preferred shares, net                        --                  --                 9,595
   Issuance of warrants                                     --                  --                   617
   Tax benefit from exercise or early
      disposition of stock options                            42                 483                  91
                                                         -------             -------             -------
   Balance, end of year                                  $71,843             $70,068             $66,734
                                                         =======             =======             =======

Retained Earnings/(Accumulated Deficit):
   Balance, beginning of year                           $(26,027)           $(36,543)           $(39,432)
   Net income                                              7,962              10,516               2,889
                                                        ---------           ---------           ---------
   Balance, end of year                                 $(18,065)           $(26,027)           $(36,543)
                                                        =========           =========           =========

Accumulated Other Comprehensive
   Income/(Loss):
   Balance, beginning of year                           $    275            $   (739)           $    (33)
   Foreign currency translation adjustment                (1,173)                702                (706)
   Unrealized (loss)/gain on securities                     (312)                312                --
                                                        ---------           ---------           ---------
   Balance, end of year                                 $ (1,210)           $    275            $   (739)
                                                        =========           =========           =========

Treasury Shares:
   Balance, beginning of year                           $   (237)           $   (237)           $   (237)
   Shares repurchased                                     (1,120)               --                  --
                                                        ---------           ---------           ---------
   Balance, end of year                                 $ (1,357)           $   (237)           $   (237)
                                                        =========           =========           =========
Comprehensive Income:
   Net Income                                           $  7,962            $ 10,516            $  2,889
   Other comprehensive income/(loss), net of tax:
      Foreign currency translation adjustment             (1,173)                702                (706)
      Unrealized (loss)/gain on securities                  (312)                312                --
                                                        ---------           ---------           ---------
   Comprehensive Income                                 $  6,477            $ 11,530            $  2,183
                                                        =========           =========           =========


        See accompanying notes to the Consolidated Financial Statements.


                            PSC INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (All amounts in thousands)

                                                                       Year Ended December 31,
                                                                  --------------------------------
                                                                    1999        1998         1997
                                                                  --------    --------    --------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                        $  7,962    $ 10,516    $  2,889
Adjustments to reconcile net income to
    net cash provided by operating activities:
        Depreciation and amortization                               13,300      13,399      13,735
        Loss on disposition of assets                                 --             9         109
        Loss on disposal of discontinued operations                   --          --           265
        Deferred tax assets                                            482       2,332       1,197
        (Increase) decrease in assets:
           Accounts receivable, net                                 (1,284)     (2,029)     (6,705)
           Inventories                                              (6,093)        473         581
           Prepaid expenses and other                                 (568)     (1,377)         80
        Increase (decrease) in liabilities:
           Accounts payable                                          2,495         190       2,467
           Accrued expenses                                           (982)        630      (3,190)
           Accrued payroll and related employee benefits                88        (477)     (1,855)
           Accrued provision for disputed royalties                  6,400        --          --
           Accrued acquisition related restructuring costs            (414)       (819)     (3,830)
                                                                   --------    --------    --------
             Net cash provided by operating activities              21,386      22,847       5,743
                                                                   --------    --------    --------

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures                                                (4,752)     (5,792)     (6,557)
Additions to intangible and other assets                            (9,736)     (1,559)       (343)
Proceeds from sale/leaseback and land sale                           8,620        --          --
Repayment of notes for stock option activity                          --           325         278
                                                                   --------    --------    --------
             Net cash used in investing activities                  (5,868)     (7,026)     (6,622)
                                                                   --------    --------    --------

CASH FLOWS FROM FINANCING ACTIVITIES:
Additions to long-term debt                                         11,750      11,500       5,000
Payments of long-term debt                                         (31,092)    (26,846)    (23,899)
Additions to other long-term liabilities                              --          --         1,398
Payments of other long-term liabilities                               (263)       (476)       (655)
Exercise of options and the issuance of common shares                1,559       2,725       1,542
Purchase of treasury stock                                          (1,120)       --          --
Issuance of preferred shares and warrants, net                        --          --        10,213
Tax benefit from exercise or early disposition of stock options         43         483          91
                                                                   --------    --------    --------
             Net cash used in financing activities                 (19,123)    (12,614)     (6,310)
                                                                   --------    --------    --------

Effect of exchange rate changes on cash and cash equivalents        (1,173)        702      (1,378)
                                                                   --------    --------    --------

Net (Decrease) Increase in Cash and Cash Equivalents                (4,778)      3,909      (8,567)

CASH AND CASH EQUIVALENTS:
                Beginning of year                                    6,180       2,271      10,838
                                                                   --------    --------    --------
                End of year                                        $ 1,402     $ 6,180     $ 2,271
                                                                   ========    ========    ========
Supplemental disclosures of cash flow information:
  Interest paid                                                    $ 7,607     $10,059     $13,804
  Income taxes paid                                                $ 3,739     $ 2,455     $   438

        See accompanying notes to the Consolidated Financial Statements.

                            PSC INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1999
                (All amounts in thousands, except per share data)


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

Property, Plant and Equipment

     Property, plant and equipment are recorded at cost less accumulated depreciation. Expenditures for maintenance and repairs are expensed; expenditures for renewals and improvements are generally capitalized. Upon sale or retirement of an asset, the related costs and accumulated depreciation are removed from the accounts and any gain or loss is recognized in the consolidated statements of operations. Depreciation and amortization are computed using the straight-line method over the following estimated useful lives:

          Building and improvements                          10-40 years
          Office furniture and equipment                       3-7 years
          Production equipment                                 3-8 years
          Leasehold improvements                              5-15 years

     Equipment under leasehold improvements is amortized using the straight-line method over the shorter of the estimated useful lives of the assets or the lease term.

                            PSC INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1999
                (All amounts in thousands, except per share data)


Intangibles Resulting from Business Acquisitions

     Intangibles resulting from business acquisitions represent the excess purchase price over the fair value of net assets acquired and are amortized on a straight-line basis over a period of 10 years, their current estimated useful lives.

Other Intangibles

     Other intangibles, which consist of technology and license agreements, patents and trademarks, are recorded at cost. Amortization is calculated on a straight-line basis over periods ranging from two to five years, their current estimated useful lives.

     The Company reviews its long-lived assets, including certain intangibles and goodwill, in accordance with Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-lived Assets and Long-lived Assets to be Disposed of," for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If such events or changes in circumstances are present, a loss is recognized if the carrying value of the asset is in excess of the sum of the undiscounted cash flows expected to result from the use of the asset and its eventual disposition. An impairment loss is measured as the amount by which the carrying amount of the asset exceeds the fair value of the asset. No impairments were recorded in 1999, 1998 or 1997.

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

Comprehensive Income

     Statement of Financial Accounting Standards No. 130 (SFAS No. 130), "Reporting Comprehensive Income," requires comprehensive income and its components to be presented in the financial statements. Comprehensive income consists of net income, foreign currency translation adjustments and unrealized gains/(losses) on securities, net of tax, and is presented in the consolidated statements of shareholders' equity.

                            PSC INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1999
                (All amounts in thousands, except per share data)


Foreign Currency Translation

     The financial statements of foreign operations are translated into U.S. dollars in accordance with Statement of Financial Accounting Standards No. 52, "Foreign Currency Translation." Accordingly, all assets and liabilities are translated at year-end exchange rates. Gains and losses resulting from this process are recorded in accumulated other comprehensive income/(loss) in the consolidated balance sheets. Operating transactions are translated at weighted average exchange rates prevailing during the year and are reflected in net income. Translation gains and losses were not material in 1999, 1998 or 1997.

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

                            PSC INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1999
                (All amounts in thousands, except per share data)


Fair Value of Financial Instruments

     The carrying amounts of cash and cash equivalents, trade receivables, other current assets, accounts payable, and amounts included in accruals meeting the definition of a financial instrument approximate fair value due to the short-term maturity of these instruments. The notional amounts, carrying values and related estimated fair values for the Company's remaining financial instruments are as follows:

                                                   1999                                            1998
                                --------------------------------------         -----------------------------------------
                                 Notional      Carrying        Fair              Notional      Carrying         Fair
                                  Amount        Amount        Value               Amount        Amount         Value
                                -----------  ------------  -----------         ------------  ------------  -------------
Long-term debt,
  including current
  portion                        $  --          $73,866      $73,534            $  --          $93,208          $94,145
Interest rate swap
  agreements                     $42,000        $  --        $  (156)           $60,000        $  --            $   522
Foreign currency
  exchange contracts             $ 7,460        $  --        $   (35)           $ 2,241        $  --            $    (7)

     The fair value of long-term debt is based on borrowing rates currently available to the Company for loans with similar terms and average maturities. Interest rate swap agreements are estimated by obtaining quoted market prices from brokers and reflecting the (benefit)/cost to terminate the agreements. The fair value of the Company's foreign currency exchange contracts represents the gain on the original contract amount adjusted using the year-end closing spot exchange rates.

Product Warranty

     The Company's products have a warranty period of 12 to 30 months. Estimated warranty costs are provided at the time of sale. The Company maintains an accrual for warranty claims and adjusts this accrual periodically based on historical experience and known warranty claims.

Research and Development Costs

     All research and development costs are expensed as incurred.

Revenue Recognition

     Revenue from sales of the Company's scanning products is generally recognized upon shipment. In conjunction with these sales, field service maintenance agreements are entered into for certain products. Maintenance revenues are deferred and recognized ratably over the term of the related maintenance period, which is typically one to three years.

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

                           PSC INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 1999
               (All amounts in thousands, except per share data)


3.  INVENTORY

     Inventory consists of the following at December 31:

                                              1999              1998
                                          ------------      ------------
     Raw materials                          $14,358           $11,231
     Work-in-process                          5,238             2,888
     Finished goods                           3,747             3,131
                                          ------------      ------------
                                            $23,343           $17,250
                                          ============      ============

4.  PROPERTY, PLANT AND EQUIPMENT

     Property, plant and equipment, at cost, consist of the following at December 31:

                                                         1999          1998
                                                      --------      --------
     Land                                              $   234       $ 2,312
     Building and improvements                          11,041        18,114
     Office furniture and equipment                     15,028        13,347
     Production equipment                               22,027        19,702
     Leasehold improvements                              1,278           561
                                                      --------      --------
                                                        49,608        54,036
     Less:  accumulated depreciation and amortization   23,614        18,639
                                                      --------      --------
                                                       $25,994       $35,397
                                                      ========      ========

     Depreciation expense for 1999, 1998 and 1997 amounted to $6,005, $5,855 and $6,478, respectively. Amortization of capital lease assets is included in depreciation expense.

     During May 1999, the Company sold its facilities and property located in Eugene, Oregon and simultaneously entered into a lease agreement for the facilities for a 15 year period. The lease is being accounted for as an operating lease, and the resulting gain of $0.5 million is being amortized over the life of the lease. The annual rental expense will be $0.8 million, which will be paid in quarterly installments. The net proceeds from the sale totaled $8.0 million which were utilized to reduce the senior credit facilities.

5.  INTANGIBLE AND OTHER ASSETS

     Intangible and other assets consist of the following at December 31:

                                                          1999         1998
                                                        --------      -------
     Intangibles resulting from business acquisitions    $71,103      $66,749
     Other intangibles                                     4,695        3,522
     Other assets                                          5,008        1,273
                                                        --------      -------
                                                          80,806       71,544
     Less:  accumulated amortization                      27,476       20,419
                                                        --------      -------
                                                         $53,330      $51,125
                                                        ========      =======

     Amortization expense for 1999, 1998 and 1997 amounted to $7,120, $7,413 and $7,257, respectively.

                            PSC INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1999
                (All amounts in thousands, except per share data)


     On December 21, 1999, the Company acquired substantially all of the assets from GAP Technologies, Inc. and GEO Labs, Inc. (GAP) for approximately $4.8 million, which included the assumption of certain liabilities. GAP is a technology and research group that designs and manufactures laser scan engines and pen-based scanners. The acquisition was accounted for as a purchase and accordingly, the results of GAP's operations are included in the 1999 consolidated statements of operations since the date of acquisition. The excess purchase price over the fair value of net assets acquired was approximately $5.0 million and is being amortized on a straight-line basis over 10 years.

     In May 1999, the Company made a minority interest investment of $3.0 million in a company which develops and manufactures fully integrated electronic price display systems, including electronic shelf labels.

6.  ACCRUED EXPENSES

     Accrued expenses consist of the following at December 31:

                                                 1999              1998
                                               --------          --------
     Accrued warranty                           $1,740             $1,738
     Accrued royalty                               815              1,412
     Accrued taxes                               1,248              1,098
     Deferred revenue                              665                629
     Other expenses                              2,618              3,573
                                              --------           --------
                                                $7,086             $8,450
                                              ========           ========

7.  LONG-TERM DEBT

     Long-term debt consists of the following at December 31:

                                             1999               1998
                                           --------           --------
     Senior term loan A                     $22,004            $37,000
     Senior term loan B                      19,996             23,000
     Subordinated term loan                  29,607             29,547
     Subordinated promissory note             2,188              3,438
     Other                                       71                223
                                           --------           --------
                                             73,866             93,208
        Less:  current maturities            16,281             14,402
                                           --------           --------
                                            $57,585            $78,806
                                           ========           ========

     Term loan A is a senior loan with five lenders, having a final maturity in June 2001, at a current floating interest rate of 7.4%, paid quarterly, and a swapped fixed rate of 6.9%. Term loan B is a senior loan with four lenders, having a final maturity in December 2002, at a current floating interest rate of 7.9%, paid quarterly, and a swapped fixed rate of 7.4%. The interest rate swaps, which were entered into on September 30, 1998, expire on or about September 30, 2000 for both loans.

     The Company has revolving credit facilities with the term loan lenders, which mature in 2001, totaling $20.0 million. As of December 31, 1999, the Company had no borrowings outstanding under these facilities. The unused portion of the revolving credit facility is subject to a commitment fee of 0.375%. The senior debt facilities have collateral in all of the assets of the Company.

     The subordinated term loan is from five lenders, at a fixed rate of 11.25%, paid quarterly, with principal payments starting in June 2003 and a final maturity in June 2006. This debt has an associated unamortized discount of $393, which has been netted against the total outstanding balance of $30.0 million.

                            PSC INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1999
                (All amounts in thousands, except per share data)


     The subordinated promissory note matures in 2001 and has a current floating interest rate of 9.5%, paid quarterly. The subordinated term loan and promissory note are unsecured.

     The other debt is principally composed of capital lease obligations.

     The senior debt and subordinated term loan agreements restrict payment of dividends, limit stock repurchases and require the maintenance of certain financial ratios. The Company was in compliance with all of these covenants as of December 31, 1999 as a result of obtaining amendments and waivers from the senior and subordinated debt holders.

     Long-term debt maturities are as follows for years ending December 31:

                                 2000                          $16,281
                                 2001                           19,453
                                 2002                            8,503
                                 2003                            7,507
                                 2004                            7,508
                                 Thereafter                     14,614
                                                              ---------
                                                               $73,866
                                                              =========

     The Company is a guarantor under a mortgage agreement through February 2001 relating to its former principal manufacturing facility up to $500.

8.  INCOME TAXES

     The provision for income taxes consisted of the following for the years ended December 31:

                        1999            1998           1997
                     ----------      ----------     ----------
     Current:
       Federal         $1,700          $1,943         $  244
       State              709             110             59
       Foreign          1,394           1,583            261
     Deferred:
       Federal            450           2,299          1,658
       State               34              33           (461)
                     ----------     -----------     ----------
                       $4,287          $5,968         $1,761
                     ==========     ===========     ==========

     A reconciliation between the statutory U.S. federal income tax rate and the Company's effective tax rate is as follows for the years ended December 31:

                                                     1999      1998      1997
                                                    ------    ------    ------
     Statutory U.S. federal rate                     35.0%     35.0%     34.0%
     State income taxes, net of
       federal income tax benefit                     3.8%      0.4%      4.2%
     Goodwill amortization                            --        0.8%      2.7%
     FSC benefit                                     (6.2%)    (4.7%)    (3.7%)
     Foreign income taxes in excess of U.S. rate      1.3%      3.7%      0.2%
     Meals and entertainment                          1.1%      0.6%      2.1%
     Miscellaneous items, net                         --        0.4%     (2.4%)
                                                    ------    ------    ------
                                                     35.0%     36.2%     37.1%
                                                    ======    ======    ======

                            PSC INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1999
                (All amounts in thousands, except per share data)


     The deferred tax assets/(liabilities) are comprised of the following at December 31:

                                                           1999        1998
                                                        ---------   ---------
     Intangibles resulting from business acquisitions   $ 16,567    $ 17,229
     Accrued provision for disputed royalties              2,240        --
     Tax credit carryforwards                              2,016       1,914
     Net operating loss carryforwards                       --         1,211
     Inventory reserve                                     1,155       1,103
     Warranty reserve                                        995       1,091
     Plant and equipment                                    (836)       (663)
     Allowance for doubtful accounts                         208         509
     Other, net                                              (17)        416
                                                         --------    --------
                                                          22,328      22,810
     Less:  valuation allowance                           (1,566)     (1,566)
                                                         --------    --------
     Net deferred tax asset                              $ 20,762    $ 21,244
                                                         ========    ========

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

     At December 31, 1999 and 1998, the Company has tax credits of $2,016 and $1,914, respectively, which primarily represent state investment tax credit and federal general business credit carryforwards that expire between 2010 and 2019.

9.  COMMITMENTS AND CONTINGENCIES

Operating Lease Agreements

     Certain equipment and properties are rented under noncancelable operating leases that expire at various dates through 2014. Total rental expense under operating leases was approximately $3,284, $2,581, and $2,214, for the years ended December 31, 1999, 1998 and 1997, respectively.

     During May 1999, the Company sold its facilities and property located in Eugene, Oregon and simultaneously entered into a lease agreement for the facilities for a 15 year period. The lease is being accounted for as an operating lease, and the resulting gain of $0.5 million is being amortized over the life of the lease. The annual rental expense will be $0.8 million, which will be paid in quarterly installments. The net proceeds from the sale totaled $8.0 million which were utilized to reduce the senior credit facilities.

     Future minimum lease payments required under these agreements are as follows for the years ending December 31:

                        2000                    $ 3,214
                        2001                      2,464
                        2002                      1,803
                        2003                        998
                        2004                        847
                        Thereafter                7,722
                                                -------
                                                $17,048
                                                =======

                            PSC INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1999
                (All amounts in thousands, except per share data)


Employment and Consulting Agreements

     The Company has an employment agreement with the President and Chief Executive Officer and a consulting agreement with the Chairman of the Board of Directors which terminate on December 31, 2000 and for which the Company has a minimum commitment aggregating approximately $421 plus benefits at December 31, 1999. The commitment is payable ratably over the term of the contracts.

Royalty Agreements

     The Company currently has cross-license agreements with certain industry competitors. Under these agreements, royalties are paid by the Company on sales of certain licensed products. Royalty expense under these agreements was included in selling, general and administrative expense in 1999, 1998 and 1997.

Legal Matters

     The automatic identification and data capture industry is characterized by substantial litigation regarding patent and other intellectual property rights. On or about April 1, 1996, the Company filed suit in the United States District Court for the Western District of New York located in Rochester, New York against Symbol Technologies, Inc. (Symbol)(97-CV-06152) for violation of the antitrust laws and unfair trade practices and for declaration of non-infringement and/or invalidity of certain of Symbol's patents. Symbol has counterclaimed, alleging patent infringement and alleging breaches of certain Symbol-PSC License Agreements. The Company informed Symbol that subsequent to the acquisition of Spectra-Physics Scanning Systems, Inc., now PSC Scanning, Inc. (Scanning), it has been operating under certain Symbol-Scanning licenses rather than under the Symbol-PSC licenses. Proceedings were stayed with respect to all issues other than the contract issues involved in the status of the various licenses.

     Pursuant to a scheduling order dated October 6, 1999, the contract issues in the litigation were submitted as cross-motions for summary judgment filed with the Court in November 1999. On February 8, 2000, an order was entered by the United States District Court for the Western District of New York based upon a decision of Judge Michael A. Telesca (the Decision and Order), which held (1) that the Company is obligated to pay Symbol a royalty under the Symbol-PSC License Agreements for any product manufactured by the Company that practices the licensed Symbol patent rights described in those Agreements rather than a royalty under more favorable Symbol-Scanning License Agreements to which the Company succeeded when it acquired Scanning and (2) that Symbol purged its misuse on October 23, 1998.

     Thereafter, several motions were made by the parties:(a) On February 23, 2000, the Company filed a motion for reconsideration and clarification of the Decision and Order and, in the alternative, for certification of an interlocutory appeal thereof under 28 U.S.C. ss. 1292 (b). These motions were opposed by Symbol. (b) On March 10, 2000, Symbol filed a motion for an order holding the Company in contempt of the Decision and Order and imposing a fine on the Company for each day of non-compliance therewith. The Company opposed the motion. (c) On March 21, 2000, the Company filed a cross-motion for a stay of any money payments due under the Decision and Order, pending a final adjudication in the action. This motion was opposed by Symbol. These motions are pending.

     On March 14, 2000, Symbol commenced an unrelated action (the Eastern District Action) against the Company in the United States District Court for the Eastern District of New York for the alleged infringement by the Company's Momentum bar code scanner module of Symbol's patents Nos. 5468952 and 6036098 (CV-001432). On April 6, 2000, the Company filed an answer to the complaint in that action in which it denies infringement, pleads four affirmative defenses and asserts two counterclaims.

                            PSC INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1999
                (All amounts in thousands, except per share data)


     On July 21, 1999, the Company and six other leading members of the Automatic Identification and Data Capture industry jointly initiated litigation (the Auto ID Action) in the United States District Court of Nevada in Reno, Nevada against the Lemelson Medical, Educational & Research Foundation, Limited Partnership (the Lemelson Partnership). In the Auto ID Action, entitled "Symbol Technologies, Inc. et al. v. Lemelson Medical, Educational & Research Foundation, Limited Partnership", the Auto ID companies seek, among other remedies, a declaration that certain patents, which have been asserted by the Lemelson Partnership against end users of bar code equipment, are invalid, unenforceable and not infringed. The other plaintiffs in the lawsuit are Accu-Sort Systems, Inc., Intermec Technologies Corporation, a wholly-owned subsidiary of UNOVA, Inc., Metrologic Instruments, Inc., Symbol Technologies, Inc., Teklogix Corporation, a wholly-owned U.S. subsidiary of Teklogix International, Inc. and Zebra Technologies Corporation. Symbol has agreed to bear approximately half of the legal and related expenses associated with the litigation, with the remaining portion being borne equally by the Company and the other five Auto ID companies.

     Although no claim is now being asserted by the Lemelson Partnership directly against the Company, the Lemelson Partnership has contacted many of the Company's and other Auto ID companies' customers demanding a one-time license fee for certain so-called "bar code" patents transferred to the Lemelson Partnership by the late Jerome H. Lemelson. The Company and the other Auto ID companies have received many requests from their customers asking that they undertake the defense of these claims using their knowledge of the technology at issue. Certain of these customers have requested indemnification against the Lemelson Partnership's claims from the Company and the other Auto ID companies, individually and/or collectively with other equipment suppliers. The Company and the other Auto ID companies believe that generally they have no obligation to indemnify their customers against these claims and that the patents being asserted by the Lemelson Partnership against their customers with respect to bar code equipment are invalid, unenforceable and not infringed. However, the Company and the other Auto ID companies believe that the Lemelson claims do concern the Auto ID industry at large and that it is appropriate for them to act jointly to protect their customers against what they believe to be baseless claims being asserted by the Lemelson Partnership. The Lemelson Partnership moved to dismiss, transfer and/or stay the Auto ID Action. On March 21, 2000, the U.S. District Court in Nevada denied the Lemelson Partnership's motion to dismiss, transfer or stay the Auto ID Action.

     On or about July 2, 1999, International Automated Systems (IAS) filed a complaint in the State of Utah against the Company and Optimal Robotics Corp. (Optimal) alleging patent infringement. The complaint was served on the Company on or about August 23, 1999. An answer and counterclaim on behalf of the Company and Optimal was served on IAS on or about October 22, 1999. A reply to the counterclaim was filed on November 12, 1999. The Kroger Company and Smith's Food and Drug have been added to the case as defendants. Optimal has retained counsel to represent Optimal, the Company, and the other companies. This case is in the discovery phase. The Company's contract with Optimal provides for indemnification obligations on the part of Optimal. The Company believes that the lawsuit will not have a material adverse effect on the Company's business or prospects and, with Optimal and the other defendants, intends to vigorously defend the claim.

     On or about October 13, 1999, Metrologic Instruments, Inc. commenced suit against the Company in the United States District Court for the District of New Jersey alleging patent infringement and seeking damages and injunctive relief. The Company filed an answer and counterclaim on December 22, 1999. The action involves seven patents. The Company believes that the claims against it are without merit and intends to vigorously defend the action. Following a status conference on January 26, 2000, the District Court referred this action to a mediator in accordance with its non-binding mediation program. A stay of discovery and other proceedings has been ordered to May 15, 2000 to permit the parties to focus on the mediation process.

                            PSC INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1999
                (All amounts in thousands, except per share data)


     There can be no assurance that others will not assert claims against the Company that result in litigation. Any such litigation could result in significant expense, adversely impact the Company's marketing, give rise to certain indemnity rights on the part of customers and divert the Company's attention from other matters. If any of the Company's products were found to infringe a third-party patent, the third party could be entitled to injunctive relief, which would prevent the Company from selling any such infringing products. In addition, the Company could be required to pay monetary damages. Although the Company could seek a license to sell products determined to infringe a third-party patent, there can be no assurance that a license would be available on terms acceptable to the Company. The Company could also attempt to redesign any infringing products so as to avoid infringement, although any effort to do so could be expensive and time-consuming, and there can be no assurance the effect would be successful. There can be no assurance that such litigation will not have a material adverse effect on the results of operations, financial position or cash flows.

10.  SHAREHOLDERS' EQUITY

Preferred Shares

     In September 1997, the Company completed a private placement of equity with Hydra Investissements S.A., a Luxembourg Corporation (the Purchaser). The Company issued 110 shares of Series A Convertible Preferred Shares (the Preferred Shares) which are convertible into 1,375 Common Shares. The Preferred Shares are convertible at anytime at the option of the holders into Common Shares of the Company. The conversion price is $8.00 per Common Share or one Preferred Share for 12.5 Common Shares. In connection with the issuance of Preferred Shares, a warrant evidencing the right to purchase an aggregate of 180 Common Shares of the Company was issued to the Purchaser. This warrant has an exercise price of $8.00 per share and may be exercised at anytime prior to September 10, 2001. As a result, the Purchaser beneficially owns 1,555 Common Shares of the Company. The Company received net proceeds of $10.2 million from the offering which were used to repay a portion of its senior revolving credit facility.

Common Stock Repurchase Program

     In May 1999, the Board of Directors approved a plan to repurchase up to $3.0 million of the Company's common shares. In 1999, the Company repurchased 141 shares at a cost of approximately $1.1 million. The repurchased shares are held in treasury.

Shareholder Rights Plan

     In December 1997, the Company adopted a Shareholder Rights Plan in which one Preferred Share Purchase Right (the Right) was granted for each outstanding Common Share. The Rights are exercisable only if a person or group acquires or tenders an offer that would result in the beneficial ownership of 20% or more of the then outstanding Common Shares of the Company. Each Right entitles the holder to purchase one one-thousandth of a share of the Company's Series B
Preferred Shares at a purchase price of $45. Under certain circumstances, the Rights are redeemable at a price of $0.01 per Right and, unless redeemed earlier, will expire in December 2007. There were no issued or outstanding Series B Preferred Shares at December 31, 1999 or 1998.

Stock Option Plan

     Options under the Company's Stock Option Plan (SOP) may be granted to employees, consultants, directors and officers and may vest over time or based upon the performance of the Company's common shares, or both, at the discretion of the Board of Directors. Options must be issued at an exercise price not less than fair market value on date of grant and expire five to 10 years from date of grant unless employment is terminated or death occurs earlier.

                            PSC INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1999
                (All amounts in thousands, except per share data)


     In accordance with the provisions of the SOP, the Company may make loans to participants to finance the exercise price and related income taxes upon the exercise of an option. During 1998, the Company received loan repayments from participants totaling $325.

     The Company accounts for its SOP and Employee Stock Purchase Plan under Accounting Principles Board Opinion No. 25 (APB Opinion No. 25), "Accounting for Stock Issued to Employees," in which no compensation cost is recognized for awards granted at or above fair market value. In October 1995, Statement of Financial Accounting Standards No. 123 (SFAS No. 123), "Accounting for Stock-Based Compensation," was issued. This statement encourages, but does not require, companies to use the fair value based method to measure compensation cost, which is then recognized over the service period (usually the vesting period). The Company continues to measure compensation cost using the intrinsic value method as prescribed by APB Opinion No. 25. Had compensation cost for these plans been determined based on the fair value at the grant dates for awards consistent with SFAS No. 123, the Company's pro forma amounts for net income and earnings per share would have been reduced as follows:

                                             1999          1998            1997
                                             ----          ----            ----
   Net income as reported                   $7,962        $10,516         $2,889
   Net income pro forma                     $6,835        $ 9,483         $2,175
   Net income per common and common
       equivalent share as reported:
       Basic                                 $0.67          $0.90          $0.26
       Diluted                               $0.58          $0.75          $0.24
   Net income per common and common
       equivalent share pro forma:
       Basic                                 $0.57          $0.81          $0.19
       Diluted                               $0.50          $0.68          $0.18

     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in 1999, 1998 and 1997:

                                           1999          1998            1997
                                           ----          ----            ----
     Risk free interest rate               5.86%         4.53%           6.19%
     Expected dividend yield                --            --              --
     Expected lives                        4 years       4 years         4 years
     Expected volatility                     49%           51%             45%
     Fair value of options granted        $3.21          $3.99           $2.89

     The following is a summary of stock option activity and weighted average exercise prices under the Company's SOP for the years ended December 31:

                                                       1999                          1998                          1997
                                             --------------------------    --------------------------    -------------------------
                                                            Weighted                      Weighted                      Weighted
                                                            Average                        Average                       Average
                                              Shares         Price           Shares         Price          Shares         Price
                                             ---------    -------------    ----------    ------------    ----------    -----------
Options outstanding at beginning of period      3,027        $7.98             3,046         $7.76          2,818        $8.33
Options granted                                   432         7.28               391          8.92          1,087         6.98
Options exercised                                 (82)        7.24              (310)         6.42           (155)        7.51
Options forfeited/canceled                       (156)        9.24              (100)         7.28           (704)        9.00
                                             ---------                       --------                    ---------
Options outstanding at end of period            3,221         7.84             3,027          7.98          3,046         7.76
                                             =========                       ========                    =========
Number of options at end of period:
   Exercisable                                  2,058        $8.13             1,820         $8.18         1,884         $8.06
   Available for grant                            693                              4                         394


                            PSC INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1999
                (All amounts in thousands, except per share data)


     The following is a summary of stock options outstanding and exercisable for the year ended December 31, 1999:

                                            Options Outstanding                          Options Exercisable
                          -------------------------------------------------------  -------------------------------
                                            Weighted              Weighted                           Weighted
  Range of Exercise                         Average           Average Remaining                       Average
        Prices                           Exercise Price       Contractual Life                    Exercise Price
      per Share             Shares         per Share             (in years)          Shares          per Share
  -------------------     -----------    ---------------    ---------------------  ----------    ----------------
   $5.75 - $7.19             1,631           $ 6.70                  4.6                808            $ 6.65
   $7.19 - $8.99             1,124           $ 8.37                  3.9                882            $ 8.48
   $8.99 - $11.24              330           $ 9.93                  3.0                275            $ 9.88
   $11.24 - $13.06             136           $12.20                  3.2                 93            $12.36

     On May 12, 1999, the shareholders approved an increase in the number of common shares available for the issuance of stock options and restricted stock awards under the 1994 Stock Option Plan by 1,000 shares.

     During the twelve month period ended December 31, 1999 and 1998, 35 and 33 forfeited options were cancelled due to the expiration of the 1987 Stock Option Plan in December 1997. These options are not available for future grants.

     The Company was able to realize an income tax benefit in 1999, 1998 and 1997 from the exercise or early disposition of stock options. For financial reporting purposes, this benefit resulted in a decrease in current income taxes payable and an increase in additional paid-in capital.

Restricted Stock Awards

     In 1998, the Company granted 62 restricted shares to certain key employees from the SOP at an average share price of $10.89. Shares were awarded in the name of the employee, who has all rights of a shareholder, subject to certain restrictions on transferability and a risk of forfeiture. Restricted stock awards are dependent upon continued employment, and in the case of performance shares, achievement of certain performance objectives. If the performance objectives are not met, the shares will expire in 2002. Deferred compensation was recorded as a reduction to shareholders' equity in the consolidated balance sheets based on the market value of the shares on the date of grant and is adjusted based on the closing price of the Company's Common Shares at the end of each fiscal quarter. Deferred compensation is amortized ratably over the restriction periods, which range between two and four years. Compensation expense was included in selling, general and administrative in the consolidated statements of operations and was not material.

Warrants

     In connection with the issuance of Preferred Shares, a warrant evidencing rights to purchase an aggregate of 180 Common Shares of the Company was issued and sold to the Purchaser of the Preferred Shares. This warrant has an exercise price of $8.00 per share and may be exercised prior to September 10, 2001.

     In connection with the subordinated term loan, warrants evidencing rights to purchase an aggregate of 975 Common Shares of the Company were issued and sold to the purchasers of the subordinated term loan. These warrants have an exercise price of $8.00 per share and may be exercised at anytime prior to September 15, 2006.

     The holders of these warrants have certain rights relating to registration and to the repurchase by the Company of the warrants and the shares issued upon the exercise of the warrants under certain circumstances.

                            PSC INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1999
                (All amounts in thousands, except per share data)


Employee Stock Purchase Plan

     The Company has an Employee Stock Purchase Plan (the Plan) under which 600 Common Shares are authorized to be issued to its employees. Under the terms of the Plan, eligible employees may purchase the Company's Common Shares semi-annually on approximately January 1 and July 1 through payroll deductions. The purchase price is the lower of 85% of the fair market value of the shares on the first or last day of each six month offering period. Employees purchased approximately 129 shares at an average price of $7.49 per share, 107 shares at an average price of $6.92 per share and 67 shares at an average price of $5.81 per share during 1999, 1998 and 1997, respectively. The Plan expires on December 31, 2000.

     The fair value of the purchase rights is estimated on the first day of the offering period using the Black-Scholes option pricing model with the following weighted average assumptions for grants in 1999, 1998 and 1997:

                                            1999            1998          1997
                                            ----            ----          ----
     Risk free interest rate                4.76%           5.19%         5.12%
     Expected dividend yield                 --              --            --
     Expected lives                         6 mos.          6 mos.        6 mos.
     Expected volatility                    49%             51%           45%
     Fair value of purchase rights          $2.84           $3.35         $2.06

11.  ACCUMULATED OTHER COMPREHENSIVE INCOME/(LOSS)

     Accumulated other comprehensive income/(loss) consists of the following at December 31:

                                                                        1999
                                         ----------------------------------------------------------
                                            Foreign                                  Accumulated
                                            Currency            Unrealized               Other
                                           Translation        Gain/(Loss) on         Comprehensive
                                            Adjustment          Securities           Income/(Loss)
                                          ---------------    ----------------     ------------------
     Balance, beginning of year              $  (37)               $312                 $   275
     Current period change                   (1,173)               (312)                 (1,485)
                                          ---------------    ----------------     ------------------
     Balance, end of year                    $(1,210)              $ --                 $(1,210)
                                          ===============    ================     ==================

                                                                        1998
                                          ----------------------------------------------------------
                                            Foreign                                   Accumulated
                                            Currency           Unrealized                Other
                                           Translation           Gain on             Comprehensive
                                            Adjustment         Securities            Income/(Loss)
                                          ---------------   ----------------      ------------------
     Balance, beginning of year              $(739)                 $ --                $ (739)
     Current period change                     702                   312                 1,014
                                          ---------------   ----------------      ------------------
     Balance, end of year                    $ (37)                 $312                $  275
                                          ===============   ================      ==================

                            PSC INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1999
                (All amounts in thousands, except per share data)


12.  NET INCOME PER COMMON AND COMMON EQUIVALENT SHARE

                                            Year Ended December 31, 1999
                                   ---------------------------------------------
                                      Income         Shares          Per-Share
                                    (Numerator)   (Denominator)        Amount
                                   ------------- ---------------   -------------
Basic EPS:
Income available to
  common shareholders                  $7,962         11,942            $0.67
                                                                       =======
Effect of dilutive securities:
Options                                 --               333
Warrants                                --               101
Preferred shares                        --             1,375
                                       ------         ------
Diluted EPS:
Income available to common
  shareholders and assumed conversions $7,962         13,751            $0.58
                                       ======         ======           =======

                                             Year Ended December 31, 1998
                                   ---------------------------------------------
                                      Income           Shares         Per-Share
                                   (Numerator)      (Denominator)       Amount
                                   ------------    ---------------  ------------
Basic EPS:
Income available to
  common shareholders                  $10,516          11,713           $0.90
                                                                       =======
Effect of dilutive securities:
Options                                   --               704
Warrants                                  --               201
Preferred shares                          --             1,375
                                      ---------       ---------
Diluted EPS:
Income available to common
  shareholders and assumed conversions $10,516          13,993          $0.75
                                      =========       =========       =======


                                         Year Ended December 31, 1997
                                    --------------------------------------------
                                         Income           Shares      Per-Share
                                       (Numerator)     (Denominator)    Amount
                                    ---------------   --------------- ----------
Basic EPS:
Income available to
  common shareholders                     $2,889           11,197        $0.26
                                                                       =========
Effect of dilutive securities:
Options                                     --                195
Warrants                                    --                 29
Preferred shares                            --                422
                                         ---------       ---------
Diluted EPS:
Income available to common
  shareholders and assumed conversions    $2,889           11,843        $0.24
                                         =========       =========     =========

                            PSC INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1999
                (All amounts in thousands, except per share data)


     Basic EPS were computed by dividing reported earnings available to common shareholders by weighted average shares outstanding during the year. Diluted EPS for the years 1999, 1998 and 1997 were determined on the following assumptions:
1) Preferred Shares and related warrants issued in connection with the private placement of equity were converted upon the later of issuance or the beginning of fiscal year on September 10, 1997, January 1, 1998 and January 1, 1999 and 2) warrants issued in connection with the acquisition of Spectra-Physics Scanning Systems, Inc., TxCOM S.A. and related businesses (Spectra) were converted January 1, 1997, January 1, 1998 and January 1, 1999.

     The following options were not included in the computation of diluted EPS since the exercise prices were greater than the average market price of Common Shares. Options to purchase 1,076, 469 and 1,148 shares of common stock at an average price of $9.62, $9.93 and $9.52 per share were outstanding for the years ending December 31, 1999, 1998, and 1997, respectively.

13.  401(k) PLAN

     The Company's 401(k) plan is available to U.S. employees meeting certain service and eligibility requirements. The Company pays a monthly matching contribution equal to 50% of the employees' contributions up to a maximum of 6% of their eligible compensation. Plan expense was $797, $761 and $717 for 1999, 1998 and 1997, respectively.

14.  SEVERANCE AND OTHER COSTS

     During the first quarter of 1999, the Company recorded a pretax charge of $2.1 million for severance and other costs. Of the total charge, $1.4 million was for employee severance and benefit costs for the elimination of approximately 140 positions primarily at the Webster, New York manufacturing facility resultant from the consolidation of all high volume handheld scanner manufacturing at the Company's Eugene, Oregon facility. The remaining $0.7 is for early termination of the lease on the Company's Webster offsite storage and repair facility. Excluding $0.2 million reversed in 1999, the Company recorded charges of $1.8 million in 1999. As of December 31, 1999, the severance and other accruals were approximately $0.1 million, which relates to current contractual obligations. Including $0.2 million reversed in 1999, these costs reduced 1999 income before income tax provision, net income, basic EPS and diluted EPS by $1.9 million, $1.3 million, $0.10 and $0.09, respectively.

     During the fourth quarter of 1999, the Company recorded a pretax charge of $6.4 million for potential back royalties owed in connection with the Symbol litigation (see Note 9 "Commitments and Contingencies: Legal Matters"). These costs reduced 1999 income before income tax provision, net income, basic EPS and diluted EPS by $6.4 million, $4.2 million, $0.35 and $0.30, respectively.

     During the second quarter of 1997, the Company recorded a pretax charge of $5.2 million for severance and other costs. Of the total charge, approximately $2.3 million was associated with the Severance Agreement with the former CEO, $1.2 million was for employee severance and benefit costs for the elimination of approximately 30 positions including several senior executives, a $1.0 million inventory write-off for the discontinuation of certain products, and $0.7 million for the centralization of research and development efforts and the relocation of manufacturing of certain product lines between the Company's two manufacturing facilities. Of the $4.2 million originally accrued in 1997, the Company recorded charges against the accrual of $0.6 million, $2.2 million and $1.3 million in 1999, 1998 and 1997, respectively. The accrual as of December 31, 1999 was approximately $0.1 million, which relates to current contractual obligations.

                            PSC INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1999
                (All amounts in thousands, except per share data)


15.  ACQUISITION RELATED RESTRUCTURING AND OTHER COSTS

     During the third quarter of 1996, the Company recorded a pretax charge of $10.0 million for the cost of restructuring its existing operations with those of Spectra which was acquired in July 1996. Of the total restructuring charge, approximately $5.0 million was associated with the closing of the Company's Sanford, Florida manufacturing facility, $3.6 million was related to the write-off of previously existing intangible and tangible assets and $1.4 million was recorded for employee severance and benefit costs for the elimination of seven positions. Excluding $0.1 million reversed in 1999 and $0.2 million reversed in 1998, the Company recorded charges against the accrual of $0.3 million, $0.5 million and $3.7 million in 1999, 1998 and 1997, respectively.

16.  DISCONTINUED OPERATIONS

     In June 1997, the Company disposed of its TxCOM subsidiary, which was acquired as part of the Spectra acquisition. For 1997, results of operations were reported as discontinued operations in the Consolidated Statement of Income. The Company recognized a net gain on operations of $164 in 1997. Disposal of TxCOM resulted in the recording of a loss of $265 in 1997. This loss includes the write-down of the assets to their net realizable value and the costs of disposing of the subsidiary, net of applicable tax benefits.

17.  SIGNIFICANT CUSTOMER INFORMATION

     The Company sells its products principally to original equipment manufacturers, value-added resellers, distributors and systems integrators. During 1999, 1998 and 1997, no individual customer accounted for greater than 10% of net sales. The Company's arrangements with major customers are generally nonexclusive.

18.      SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

                                         First    Second    Third     Fourth
                                        Quarter   Quarter   Quarter   Quarter
                                       --------- --------- --------- ---------
Year Ended December 31, 1999
-------------------------------
Net sales                               $59,145   $58,001   $59,031   $55,147
Gross profit                             25,605    24,022    24,901    22,747
Net income/(loss)                         2,091     3,488     3,842    (1,459)

Net  income/(loss) per common and
  common equivalent share (1):
  Basic                                   $0.18     $0.29     $0.32    $(0.12)
  Diluted                                 $0.15     $0.25     $0.27    $(0.12)

                            PSC INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1999
                (All amounts in thousands, except per share data)


                                      First      Second      Third      Fourth
                                     Quarter     Quarter    Quarter     Quarter
                                    ---------   ---------  ---------   ---------
Year Ended December 31, 1998
-------------------------------
Net sales                            $53,628    $51,877     $52,807     $58,911
Gross profit                          21,685     21,866      22,468      24,854
Net income                             2,230      2,695       2,727       2,864

Net income per common and
  common equivalent share (1):
  Basic                                $0.19      $0.23       $0.23       $0.24
  Diluted                              $0.16      $0.19       $0.20       $0.21

(1) Earnings per share are computed independently for each of the quarters presented whereby the sum of the quarterly earnings per share in 1999 and 1998 does not equal the total computed for the respective years.

19.  OPERATIONS BY GEOGRAPHIC AREA

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

     Sales are  allocated  to  geographic  areas based on customer  location and
long-lived  assets  represent   tangible  assets  used  in  operations  in  each
geographic area.

Year Ended December 31, 1999
----------------------------
                         North
                        America     Europe       ROW    Eliminations   Total
                       ---------   --------     -----  -------------- -------
Sales to unaffiliated
   customers            $127,344   $ 74,564   $ 29,416   $   --      $231,324
Transfers between
   geographic areas       57,013       --         --      (57,013)       --
                        --------   --------   --------   --------    --------
Total net sales          184,357     74,564     29,416    (57,013)    231,324
                        ========   ========   ========   ========    ========
Long-lived assets       $ 24,945   $    849   $    200   $   --      $ 25,994
                        ========   ========   ========   ========    ========

Year Ended December 31, 1998
----------------------------
                         North
                        America      Europe      ROW    Eliminations   Total
                       ---------    --------    -----  -------------- -------
Sales to unaffiliated
   customers            $119,266   $ 70,599   $ 27,358   $   --      $217,223
Transfers between
   geographic areas       51,155       --         --      (51,155)       --
                        --------   --------   --------   --------    --------
Total net sales          170,421     70,599     27,358    (51,155)    217,223
                        ========   ========   ========   ========    ========
Long-lived assets       $ 34,301   $    843   $    253   $   --      $ 35,397
                        ========   ========   ========   ========    ========

                            PSC INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1999
                (All amounts in thousands, except per share data)

Year Ended December 31, 1997
----------------------------
                          North
                         America    Europe      ROW    Eliminations    Total
                        ---------  --------    -----  --------------  -------
Sales to unaffiliated
   customers            $120,606   $ 57,518   $ 29,716   $   --      $207,840
Transfers between
   geographic areas       39,820        157       --      (39,977)       --
                        --------   --------   --------   --------    --------
Total net sales          160,426     57,675     29,716    (39,977)    207,840
                        ========   ========   ========   ========    ========
Long-lived assets       $ 34,502   $    622   $    345   $   --      $ 35,469
                        ========   ========   ========   ========    ========

         Sales are summarized by product as follows:

                                   1999              1998             1997
                              --------------    -------------    --------------
Scanners                         $214,231         $197,096          $190,723
Service                            17,093           20,127            17,117
                              --------------    -------------    --------------
                                 $231,324         $217,223          $207,840
                              ==============    =============    ==============

20.  SUBSEQUENT EVENTS

Acquisition

     On January 19, 2000, the Company acquired all of the outstanding shares of Percon Incorporated, a manufacturer of wireless and batch portable data terminals, decoders, input devices and data management software, for approximately $57.1 million. The Company borrowed an additional $58.0 million under its amended senior term loan and revolving credit facility to finance the acquisition. The amended revolving credit facilities provide for borrowings up to $50.0 million, of which, $27.0 million was utilized to finance the acquisition. The total indebtedness subsequent to the acquisition was approximately $133.6 million. The acquisition will be accounted for under the purchase method of accounting.

Litigation

         On February 8, 2000, an order was entered by the United States District Court for the Western District of New York based upon a decision of Judge Michael A. Telesca (the Decision and Order), which held (1) that the Company is obligated to pay Symbol a royalty under the Symbol-PSC License Agreements for any product manufactured by the Company that practices the licensed Symbol patent rights described in those Agreements rather than a royalty under more favorable Symbol-Scanning License Agreements to which the Company succeeded when it acquired Scanning and (2) that Symbol purged its misuse on October 23, 1998. On February 23, 2000, the Company filed a motion for reconsideration and
clarification  of  the  Decision  and  Order  and,  in  the   alternative,   for
certification  of  an   interlocutory   appeal  (see  Note  9  "Commitments  and
Contingencies: Legal Matters"). As a result of the Decision and Order, the Company recorded a $6.4 million pre-tax charge in the fourth quarter of 1999 for potential back royalties owed. Commencing in the first quarter of 2000, the Company will record royalty expense at the higher royalty rate, pending the outcome of the court proceedings.

                                   SCHEDULE II

                            PSC INC. AND SUBSIDIARIES
                        VALUATION AND QUALIFYING ACCOUNTS
              FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997
                           (All amounts in thousands)


                                           1999           1998            1997
                                          ------         ------          ------

Accounts Receivable Reserve-
BALANCE, at beginning of year             $1,492         $1,169          $1,101
  Provision for doubtful accounts            169            469             346
  Write-offs of doubtful accounts,
     net of recoveries                      (976)          (146)           (278)
                                          -------        -------         -------
BALANCE, at end of year                   $  685         $1,492          $1,169
                                          =======        =======         =======


Restructuring Reserves-
BALANCE, at beginning of year             $  415         $1,234          $5,064
  Addition to restructuring reserves        --             --              --
  Usage of restructuring reserves           (290)          (619)         (3,830)
  Reversal of excess restructuring reserves (124)          (200)           --
                                          -------        -------         -------
BALANCE, at end of year                   $    1         $  415          $1,234
                                          =======        =======         =======