Form 10-K/A
period 1999-12-31
PSC INC
filed 2000-04-28
CIK 319379

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K/A
                                 (Amendment #1)

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

                                      None
                                     ------
 Securities registered pursuant to Section 12(g) of the Act: Nasdaq Stock Market

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

As of March 27, 2000, there were outstanding 12,208,801 shares of Common Stock.

Documents incorporated by reference:  None

                                TABLE OF CONTENTS


                                    PART III

                                                                     Page Number
                                                                     -----------

Item 10: Directors and Executive Officers of the Registrant..............  4

Item 11: Executive Compensation..........................................  7

Item 12: Security Ownership of Certain Beneficial Owners and Management.. 15

Item 13: Certain Relationships and Related Transactions.................. 17

     PSC Inc. hereby amends its Annual Report on Form 10-K for the fiscal year ended December 31, 1999, by restating Part III, Items 10, 11, 12 and 13 thereof in their entirety, as follows:

                                    PART III

ITEM 10:  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Directors

     The Company's Restated Certificate of Incorporation provides for a Board of Directors to serve in three classes having staggered terms of three years each. At present, there are ten directors, nine of whom have been elected by the holders of the Common Shares and one of whom has been elected by the holders of the Series A Convertible Preferred Shares. Under the Company's Restated Certificate of Incorporation, as amended, so long as Hydra Investissements S.A. holds at least 27,500 Series A Convertible Preferred Shares, the holders of Series A Convertible Preferred Shares have the exclusive right, voting separately as a class, to elect one director (the "Series A Director") and are entitled to vote together with the holders of the Common Shares as a single class in the election of the other directors. Three directors have terms of office expiring at the 2000 Annual Meeting of Shareholders; four directors (one of whom is the Series A Director) have terms of office expiring at the 2001 Annual Meeting; and three directors have terms of office expiring at the 2002 Annual Meeting.

Directors whose terms expire in 2000:

     Donald K. Hess, age 69, has served as a director of the Company since 1987. From 1975 until his retirement in December 1995, Mr. Hess was a Vice President of the University of Rochester, Rochester, New York. He currently continues his association with the University of Rochester on a part-time basis as Vice President Emeritus.

     James C. O'Shea, age 54, has served as a director of the Company since 1989. He has been Chairman of the Board and Chief Executive Officer of Bioject Medical Technologies, Inc., a medical device manufacturer of needle-free injection systems in Portland, Oregon, since April 1995. Prior thereto, he was President of Biopure Corporation, a biomedical manufacturer in Boston, Massachusetts, from January 1989 until April 1995.

     Justin L. Vigdor, age 70, has served as a director of the Company since 1989. He has been an attorney since 1951 and is a partner in the law firm of Boylan, Brown, Code, Vigdor & Wilson, LLP, Rochester, New York, counsel to the Company. He is also a director of IEC Electronics Corp., Newark, New York, an independent contract manufacturer of complex printed circuit board assemblies and electronic products and systems.

Directors whose terms expire in 2001:

     Robert S. Ehrlich, age 62, has served as a director of the Company since 1983 and has been Chairman of the Board of Directors since April 1997. He was Vice Chairman of the Board of Directors from February 1997 until April 1997. He was also Chairman of the Board of Directors from December 1987 until July 1992. From January 1995 until December 1996, Mr. Ehrlich was engaged to provide consulting services to the Company. From August 1991 until December 1994, Mr. Ehrlich was employed by the Company as a senior management executive. Mr. Ehrlich has been Chairman of the Board of Electric Fuel Company ("EFC") since January 1993 and Chief Financial Officer of EFC since May 1991. EFC is an Israel-based company engaged in the research, development and commercialization of advanced zinc air battery products.

     Jack E. Rosenfeld, age 61, has served as a director of the Company since 1989. He has been President and Chief Executive Officer of Potpourri Collection, Inc., a consumer catalog company in Medfield, Massachusetts, since 1998. Prior thereto, he was President and Chief Executive Officer of Hanover Direct, Inc. (formerly Horn & Hardart Co.) from September 1990 until January 1996 and President and Chief Executive Officer of its direct marketing subsidiary from May 1988 until January 1996. He is also a director of EFC and Maurice Corporation, an apparel retailer.

     Robert C. Strandberg, age 42, has served as a director since May 1998.
He has served as the President and Chief Executive Officer of the Company since April 1997 and as Executive Vice President from November 1996 until April 1997. Between 1991 and 1996, Mr. Strandberg was Chairman of the Board of Directors, President and Chief Executive Officer of Datamax International Corporation ("Datamax"), Orlando, Florida. Datamax designs and manufactures thermal bar code printers. Mr. Strandberg is also a director of Sawtek, Inc., Orlando, Florida, a manufacturer of surface acoustical filters for cellular phones. He is also a director of Merix Corporation, Forest Grove, Oregon, a manufacturer of advanced printed circuit boards for use in sophisticated electronic equipment.

     Dr. Romano Volta, age 63, is the Series A Director and has served as a director of the Company since September 1997. Dr. Volta is President of the Board of Directors of Hydra S.p.A., an Italian corporation, which is an industrial and real estate holding corporation. He is also the founder and President of Datalogic S.p.A., an Italian corporation, which manufactures auto identification and data collection systems. Dr. Volta is a member of the Board of Directors of Bank Institution and Bank Foundation of Bologna, Italy.

Directors whose terms expire in 2002:

     Dr. Jay M. Eastman, age 51, has served as a director of the Company since April 1996. He also served as Senior Vice President, Strategic Planning from December 1995 until October 1997 and as Executive Vice President of the Company from December 1987 until December 1995. Dr. Eastman is President, Chief Executive Officer and major shareholder of Lucid, Inc., Rochester, New York, a corporation he founded in November 1991. Lucid designs and manufactures custom electro-optical instrumentation for application in fields such as desktop publishing and medical diagnosis. Dr. Eastman holds Ph.D. and Bachelor degrees in Optics from the University of Rochester and is an inventor on 18 United States patents owned by the Company. Dr. Eastman is also a director of EFC and Centennial Technologies, Inc., Wilmington, Massachusetts, a manufacturer of PC card-based solutions to original equipment manufacturers.

     Thomas J. Morgan, age 64, has served as a director of the Company since April 1996. Mr. Morgan was the President and Chief Executive Officer from October 1984 until January 1993 and Chairman of the Board from January 1993 until January 1995 of Verax Systems, Inc., Rochester, New York, a manufacturer of data collection and specialized software for statistical process control. Mr. Morgan is also a director of In Touch Massage Center, Inc., Seal Beach, California, a woman's fitness studio.

     Bert W. Wasserman, age 67, has served as a director of the Company since May 1999. Mr. Wasserman served as Executive Vice President and Chief Financial Officer of Time Warner, Inc. from 1990 until his retirement in 1995 and served on the Board of Directors of Time Warner, Inc. and its predecessor company, Warner Communications, Inc., from 1981 to 1995. He joined Warner Communications, Inc. in 1966 and had been an officer of that company since 1970. Mr. Wasserman is a director of several investment companies in the Dreyfus Family of Funds. He is a director of Malibu Entertainment International, Inc., Winstar Communications, Inc. and Lillian Vernon Corporation.

Executive Officers

     The executive officers of the Registrant are set forth in Part I of the Registrant's Annual Report on Form 10-K filed with the Securities and Exchange Commission ("SEC") on April 14, 2000.

Section 16(a) Beneficial Ownership Reporting Compliance

     Section 16(a) of the Securities Exchange Act of 1934 requires the Company's directors and executive officers, and persons who own more than 10% of a registered class of the Company's equity securities, to file with the SEC reports of ownership and changes in ownership of common stock and other equity securities of the Company. Officers, directors and greater-than-10% shareholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file.

     Based solely on review of the copies of such reports furnished to the Company or written representations that no other reports were required, the Company believes that, during the 1999 fiscal year, all filing requirements applicable to its officers, directors and greater-than-10% beneficial owners were complied with, except for a late initial report on Form 3 filed by George
A.  Plesko,  who became a Senior Vice  President  of the Company on December 21,
1999.

ITEM 11:  EXECUTIVE COMPENSATION

Summary Compensation Table

     Set forth below is information concerning the cash and non-cash compensation for services in all capacities to the Company for the fiscal years 1999, 1998 and 1997 received by (i) the Chief Executive Officer and (ii) the four other most highly paid executive officers in the employ of the Company at December 31, 1999 (the individuals in (i) and (ii), collectively, the "Named Executive Officers").


                           SUMMARY COMPENSATION TABLE

                                                                                               Long-term
                                                                                              Compensation
                                                Annual Compensation                              Awards
                               ------------------------------------------------------  --------------------------
                                                                                         Restricted    Securities
                                                                     Other Annual          Stock       Underlying      All Other
 Name & Principal Position     Year   Salary($)    Bonus($)(1)    Compensation ($)(2)   Awards ($)(3)  Options(#) Compensation($)(4)
---------------------------    ----   ---------    -----------    -------------------  --------------- ---------- ------------------

Robert C. Strandberg (5)       1999    $319,800     $152,208           $ 50,442              --           37,500        $ 5,000
  President and Chief          1998     165,000(6)   133,380            132,170          $403,125           --            4,500
  Executive Officer            1997      80,460(6)      --               64,345              --          298,846           --


William J. Woodard             1999    $199,307      $ 75,500          $ 37,243              --            6,500        $55,000
  Vice President, Chief        1998     179,384       156,690            59,704              --             --            5,000
  Financial Officer and        1997     160,000          --              26,710              --           30,000          3,139
  Treasurer

William L. Parnell, Jr. (7)    1999    $215,031      $ 81,540          $152,304              --            7,500        $ 5,000
  Chief Operating Officer      1998     187,445       142,758              --                --             --            4,850
  and Senior Vice President    1997     169,386         1,597              --                --           30,000          4,750

Linda J. Miller (8)            1999    $179,308      $ 67,950              --                --           33,750           --
  Senior Vice President        1998     113,846       121,496              --                --           35,000           --
  and General Manager

Brad R. Reddersen              1999    $194,661      $ 51,529              --                --            5,000        $ 4,000
  Vice President, Chief        1998     184,784       140,634              --                --             --            4,620
  Technology Officer           1997     170,836         1,597              --                --           30,000          4,393




(1) For 1999, the amounts in this column reflect annual incentive awards under the Company's Management Incentive Plan ("MIP"). For 1998, the amounts in this column reflect annual incentive awards under the Company's MIP and/or bonus payments made in lieu of stock options. The amounts of the MIP awards and the bonus in lieu of options, respectively, for 1998 were as follows:

                                MIP ($)          Bonus in Lieu of Options ($)
                               --------          ----------------------------

     R. Strandberg             $133,380                      --
     W. Woodard                $ 66,690                   $90,000
     W. Parnell                $ 48,758                   $94,000
     L. Miller                 $ 41,496                   $80,000
     B. Reddersen              $ 48,032                   $92,602

     Messrs. Parnell and Reddersen had been executive officers of Spectra-Physics Scanning Systems, Inc. ("Spectra") prior to its acquisition by the Company on July 12, 1996. Bonus amounts for 1997 for Messrs. Parnell and Reddersen were payable pursuant to Spectra's Phantom Stock Option Plan.

(2) Except as noted, none of the Named Executive Officers received personal benefits in excess of the lesser of $50,000 or 10% of such individual's reported salary and bonus for 1999, 1998 or 1997. The amounts in this column for 1999 include the following: Mr. Strandberg - $50,442 for automobile expenses, club membership dues and fees, and premiums on enhanced life and disability insurance policies; Mr. Woodard - $37,243 for automobile expenses, club membership dues and fees, and premiums on enhanced life and disability insurance policies; Mr. Parnell - $130,170 for relocation expenses and other amounts for automobile expenses and premiums on enhanced life and disability insurance policies, and a related tax gross-up.

     The amounts in this column for 1998 include the following: Mr. Strandberg - $97,412 for relocation expenses and other amounts for automobile expenses, club membership dues and fees, and premiums on enhanced life and disability insurance policies, and a related tax gross-up; Mr. Woodard - $15,779 for automobile expenses, $23,728 for club membership dues and fees and other amounts for premiums on enhanced life and disability insurance policies, and a related tax gross-up.

     The amounts in this column for 1997 include the following: Mr. Strandberg - $47,516 for relocation expenses and other amounts for automobile expenses and premiums on enhanced life and disability insurance policies; Mr. Woodard - $15,641 for automobile expenses and $11,069 for premiums on enhanced life and disability insurance policies and club membership dues.

(3) Restricted stock awards are valued in the table above at their fair market value based on the closing price for the Company's Common Shares as reported by The Nasdaq Stock Market(R) on the date of award. On March 25, 1998, Mr. Strandberg was awarded 37,500 restricted shares. The closing price of the Company's Common Shares on that date was $10.75. At the end of the 1998 fiscal year, the fair market value of Mr. Strandberg's restricted stock holdings was $356,250, based upon the closing price of the Company's Common Shares on December 31, 1998 of $9.50. The restrictions on 50% of such shares will lapse in four equal annual installments on March 25, 1999, March 25, 2000, March 25, 2001 and March 25, 2002 so long as Mr. Strandberg is an officer on such dates. The restrictions on the other 50% of the shares will not lapse unless and until certain performance levels for the Company's shares are attained - with respect to 6,250 shares, at such time as the trading price of the Company's Common Shares equals or exceeds $14.30 per share for seven consecutive days at any time prior to March 25, 2002; with respect to 6,250 shares, at such time as the trading price of the Company's Common Shares equals or exceeds $16.87 per share for seven consecutive days at any time prior to March 25, 2002; and with respect to 6,250 shares, at such time as the trading price of the Company's Common Shares equals or exceeds $19.57 per share for seven consecutive days at any time prior to March 25, 2002. If the trading price of the shares does not reach the specified performance levels by March 25, 2002, all shares still subject to the restrictions will be returned to or cancelled by the Company.

(4)  The amounts in this column for 1999 consist of the following:

     The Company's  matching  contributions  to its 401(k) Plan as follows:  Mr.
     Strandberg - $5,000; Mr. Woodard - $5,000; Mr. Parnell - $5,000; Mr. Reddersen - $4,000. In addition, Mr. Woodard received a cash award of $50,000 in order to exercise stock options pursuant to a program adopted by the Board in 1999 designed to encourage an increase in the ownership of the Company's Common Shares by management. As conditions to the receipt of such award, any executive officer electing to receive the award would be required to hold the stock acquired upon the exercise of the stock option for a minimum period of three years and the size of such officer's annual stock option grant for 1999 would be reduced. Mr. Woodard elected to receive this special cash award and, accordingly, also received a reduced annual stock option grant.

     The amounts in this column for 1998 consist of the following:

     The Company's  matching  contributions  to its 401(k) Plan as follows:  Mr.
     Strandberg - $4,500; Mr. Woodard - $5,000; Mr. Parnell - $4,850; Mr. Reddersen - $4,620.

     The amounts in this column for 1997 consist of the following:

     The Company's matching contributions to its 401(k) Plan as follows: Mr. Woodard - $3,139; Mr. Parnell - $4,750; Mr. Reddersen - $4,393.

(5) Mr. Strandberg became the President and Chief Executive Officer on April 30, 1997. He joined the Company as Executive Vice President in November 1996.

(6) The amount set forth as salary for 1998 represents the cash payment to Mr. Strandberg for the period June 1, 1998 through December 31, 1998 and the amount set forth for 1997 represents the cash payment to Mr. Strandberg for the period January 1, 1997 through May 31, 1997. Pursuant to his Employment Agreement, Mr. Strandberg elected to receive all of his base salary ($240,000) for the period between June 1, 1997 and May 31, 1998 in the form of stock options. Accordingly, on June 2, 1997, Mr. Strandberg received a stock option to purchase 73,846 shares at an exercise price of $6.50 per share (the fair market value of the Company's Common Shares on the date of grant). Said option vested in four equal quarterly installments on August 31, 1997, November 30, 1997, February 28, 1998 and May 31, 1998 and expires on June 2, 2000.

(7)  Mr. Parnell left the Company on January 11, 2000.

(8) Ms. Miller became Senior Vice President and General Manager in May 1999. She joined the Company as Vice President, Marketing in April 1998.

Options and Stock Appreciation Rights

     The following tables summarize option grants to, and exercises by, the Named Executive Officers in fiscal 1999, and the value of the options held by such persons at the end of fiscal 1999. No stock appreciation rights have ever been granted by the Company.

                              OPTION GRANTS IN 1999
                                                                                                    Potential Realizable Value
                                                                                                     at Assumed Annual Rates
                                                                                                    of Stock Price Appreciation
                                       Individual Grants                                                for Option Term (1)
                        ---------------------------------------------------                         ---------------------------
                            Number of      Percent of Total
                           Securities      Options Granted     Exercise or
                           Underlying      to Employees in      Base Price
      Name              Options Granted(#)  Fiscal 1999 (2)    ($/Share)(3)   Expiration Date (4)       5% ($)        10%($)
      ----              ------------------ ----------------    ------------   -------------------   ---------------------------
Robert C. Strandberg        37,500 (5)          8.7%              $8.625            3/25/04           $89,360       $ 97,462

William J. Woodard           6,500 (6)          1.5%              $6.750           10/25/04           $12,122       $ 26,786

William L. Parnell, Jr.      7,500 (6)          1.7%              $6.750           10/25/04           $13,987       $ 30,907

Linda J. Miller              7,500 (6)          1.7%              $6.750           10/25/04           $13,987       $ 30,907
                            26,250 (7)          6.1%              $7.094           12/6/04            $51,448       $113,688

Brad R. Reddersen            5,000 (6)          1.2%              $6.750           10/25/04           $ 9,325       $ 20,605


(1) The potential realizable value portion of the table illustrates the value that might be realized upon exercise of the options immediately prior to the expiration of their term, assuming the specified compounded rates of appreciation on the Company's Common Shares over the term of the options. This hypothetical value is based entirely on assumed annual growth rates of 5% and 10% in the Company's stock price over the term of the options granted in 1999. The assumed rates of growth were selected by the Securities and Exchange Commission for illustration purposes only, and are not intended to predict future performance and prospects. These numbers do not take into account provisions of certain options providing for termination of the option following termination of employment, nontransferability or vesting over various periods.

(2) Percentages indicated are based on a total of 432,000 options granted to 106 employees during 1999.

(3) The exercise price per share is 100% of fair market value of the Company's Common Shares on the date of grant.

(4)  All stock options expire five years from the date of grant.

(5)  See "Employment Contracts and Severance and Change-in-Control  Arrangements
     - Robert C. Strandberg".

(6) Options are exercisable in four equal annual installments commencing one year from the date of grant.

(7) Represents options granted in 1999 to replace 35,000 options initially granted on April 6, 1998 at $10.875. The options will not vest or become exercisable unless and until certain performance levels for the Company's Common Shares are attained - one-third will vest at such time as the Fair Market Value of the Company's Common Shares equals or exceeds $9.44 per share for seven consecutive days; one-third will vest at such time as the Fair Market Value of the Company's Common Shares equals or exceeds $11.14 per share for seven consecutive days; and one-third will vest at such time as the Fair Market Value of the Company's Common Shares equals or exceeds $12.91 per share for seven consecutive days. If the specified performance goals are not reached, the options will nevertheless become fully exercisable after June 6, 2004 in order to maintain favorable accounting treatment.


                       AGGREGATED OPTION EXERCISES IN 1999
                         AND 1999 YEAR-END OPTION VALUES

                                                              Number of Securities              Value of Unexercised
                                                             Underlying Unexercised           In-the-Money Options at
                                                         Options at December 31, 1999 (#)     December 31, 1999 ($)(1)
                                                         --------------------------------   ---------------------------
                        Shares Acquired        Value
        Name            on Exercise (#)   Realized ($)(2)  Exercisable    Unexercisable     Exercisable   Unexercisable
       ------           ---------------   ---------------  -----------    -------------     -----------   -------------
Robert C. Strandberg           --                --          186,346         200,000          $139,615      $134,375

William J. Woodard           15,000            $8,445         86,605          20,250          $ 18,125      $ 12,188

William L. Parnell, Jr.        --                --           46,250          26,250          $ 25,625      $ 15,313

Linda J. Miller                --                --             --            33,750          $   --        $ 12,064

Brad R. Reddersen              --                --           46,250          23,750          $ 25,625      $ 13,750



(1) An individual, upon exercise of an option, does not receive cash equal to the amount contained in the Value Realized column of this table. Instead, the amounts contained in the Value Realized column reflect the increase in the price of the Company's Common Shares from the option grant date to the option exercise date. Value is calculated based on the difference between the option price and the closing market price of the Common Shares on the date of exercise multiplied by the number of shares to which the exercise relates. No cash is realized until the shares received upon exercise of an option are sold.

(2) The closing price for the Company's Common Shares as reported by The Nadsaq Stock Market(R) on December 31, 1999 was $7.375. Value is calculated on the basis of the difference between the option price and $7.375 multiplied by the number of Common Shares underlying the option. An option is in-the-money if the market value of the Common Shares subject to the option exceeds the option price.

Employment Contracts and Severance and Change-in-Control Arrangements

Robert C. Strandberg

     Effective June 2, 1998, the Company entered into a new Employment Agreement with Mr. Strandberg, which was amended in December 1998 and July 1999 (the Employment Agreement, as amended, is referred to as the "Strandberg Agreement"), and which will expire on December 31, 2000 (the "Initial Term"). However, unless written notice is given to the contrary by either the Company or Mr. Strandberg at least 75 days prior to the expiration date, the employment period will automatically be extended for additional one-year terms (each an "Additional Term"). Under the Strandberg Agreement, Mr. Strandberg will receive an annual base salary of $336,000 or such increased amount as may be determined by the Board from time to time. In addition, under the Strandberg Agreement, if certain performance goals and targets determined annually by the Company's Board of Directors for the Company's Management Incentive Plan ("MIP") are met, Mr. Strandberg will be entitled to receive a performance bonus for that year ranging from 40% to 170% of his base salary with no performance bonus if the performance goal is not achieved in a particular year. Mr. Strandberg is also eligible to participate in employee benefit plans generally made available by the Company to its executive officers.

     If Mr. Strandberg's services are terminated without cause (as defined below), the Company will continue to pay him for a period of one year his base salary and all current health, dental, life and accidental death and dismemberment insurance benefits.

     In the event Mr. Strandberg terminates his employment for any reason within 90 days after the occurrence of a Change-in-Control (as defined below) or in the event of the termination of employment of Mr. Strandberg within the two-year period following a Change-in-Control (as defined below), and such termination is
(i) by the Company for any reason other than Termination for Cause (as defined below), death or disability, or (ii) by Mr. Strandberg for "Good Reason" (as defined below), the Company will pay Mr. Strandberg over a period of three years following such termination an amount equal to the product of the sum of (x) Mr. Strandberg's base salary at the annual rate then in effect and (y) the highest annual bonus paid to Mr. Strandberg under the Company's current Management Incentive Plan in the three full fiscal years preceding termination multiplied by 2.9. In addition, Mr. Strandberg will be immediately vested in any retirement, incentive, restricted stock, or option plans or agreements then in effect and the Company will continue to provide Mr. Strandberg with his then current health, dental, life and accidental death and dismemberment insurance benefits for a period of three years.

     If any of the payments to Mr. Strandberg are considered "excess parachute payments" as defined in Section 280G of the Internal Revenue Code, the payments will be reduced to avoid such a characterization.

     The Strandberg Agreement contains confidentiality provisions and a covenant not-to-compete for a period of 24 months after the expiration of the Initial Term and the Additional Term, if any.

     Pursuant to the Strandberg Agreement, in March 1998 Mr. Strandberg received an award of 37,500 restricted shares which cannot be sold, transferred or otherwise disposed of until the restrictions lapse. See Footnote (3) to the Summary Compensation Table for further details with respect to the restricted shares. Pursuant to the Strandberg Agreement, on March 25, 1999, Mr. Strandberg received an option for 37,500 Common Shares at an exercise price of $8.625 per share (the Fair Market Value of the Company's Common Shares on the date of grant). This option replaced the award of 37,500 restricted shares which would have been awarded on March 25, 1999 and represents a 50% reduction in the size of the option grant to which he otherwise would have been entitled. Of the 37,500 stock options granted, options for 18,750 shares will vest as follows:
4,688 on March 25, 2000;  4,687 on March 25, 2001;  4,688 on March 25, 2002; and
4,687 on March 25, 2003.

     The options for the remaining 18,750 shares will not vest unless and until certain performance levels for the Company's Common Shares are attained - with respect to 6,250 shares, at such time as the Fair Market Value of the Company's Common Shares equals or exceeds $11.47 per share for seven consecutive days;
with respect to 6,250 shares, at such time as the Fair Market Value of the Company's Common Shares equals or exceeds $13.53 per share for seven consecutive days; and with respect to 6,250 shares, at such time as the Fair Market Value of the Company's Common Shares equals or exceeds $15.70 per share for seven consecutive days. If the specified performance goals are not reached, the options will nevertheless become fully exercisable after December 1, 2003 in order to maintain favorable accounting treatment. The options will expire on March 25, 2004.

Severance/Change-in-Control Agreements

     Severance/Change-in-Control Agreements have been entered into with all senior executive officers, including Messrs. Parnell, Reddersen and Woodard and Ms. Miller, in order to assure the Company of the continued services of those executives to the Company in an effective manner without distraction by reason of the possibility of a termination of employment by the Company or a change in control of the Company. In general, all provide that in the event of the termination of the executive's employment by the Company, for any reason other than Termination for Cause (as defined below), death, disability or a
Change-in-Control (as defined below), the Company will continue to pay the executive for a period of one year following such termination an amount equal to the executive's salary at the annual rate then in effect. In addition, the Company will provide the executive with the executive's then current health, dental, life and accidental death and dismemberment insurance benefits for a period of one year following such termination. Each agreement also contains a covenant not-to-compete during the one-year period in which severance benefits are being paid. In the event of the termination of the executive's employment within the two-year period following a Change-in-Control (as defined below) of the Company, and such termination is (i) by the Company for any reason other than Termination for Cause (as defined below) or (ii) by the executive if the executive terminates such employment for Good Reason (as defined below), or, in the case of Mr. Woodard, in addition, if he terminates his employment for any reason within 90 days after the occurrence of a Change-in-Control (as defined below), the Company will pay the executive either over a period of three years or in a lump sum payment an amount equal to the product of the sum of (x) the executive's salary at the annual rate then in effect and (y) the highest annual bonus paid to the executive under the Company's current Management Incentive Plan or any successor plan in the three full fiscal years preceding termination multiplied by 2.9. In addition, the executive will be immediately vested in any retirement, incentive or option plans then in effect and the Company will continue to provide the executive with his or her then current health, dental, life and accidental death and dismemberment insurance benefits for a period of three years.

     If any of the payments to the executive are considered "excess parachute payments" as defined in Section 280G of the Internal Revenue Code, the payments will be reduced to avoid such a characterization.

     Certain Definitions. As used in the Ehrlich Agreement, the Strandberg Agreement and the Severance/Change-in-Control Agreements:

     (a) Change-in-Control generally means the acquisition of 30% of the Company's voting securities (20% in the Strandberg Agreement), or a change of one-third of the incumbent Board of Directors without the prior approval of the members of the incumbent Board of Directors, or the merger or consolidation of the Company with another corporation where the shareholders of the Company would not, immediately after the merger or consolidation, own at least 50% of the voting securities of the corporation issuing the cash or securities in the merger or consolidation, or the sale of substantially all of the assets of the Company.

     (b) Termination for Cause generally means the termination of the employment of an officer because the officer has failed or refused to perform such services as may reasonably be delegated to the officer consistent with the officer's position, or has been grossly negligent in connection with the performance of his or her duties, or has committed acts involving dishonesty, willful misconduct, breach of fiduciary duty, fraud, or any similar offense which materially affects the officer's ability to perform his or her duties for the Company or may materially adversely affect the Company, or has been convicted of a felony.

     (c) Good Reason generally means an officer's annual rate of salary is reduced from the annual rate then currently in effect or the officer's other employee benefits are in the aggregate materially reduced from those then currently in effect, (unless such reduction of employee benefits applies to employees of the Company), or the officer's place of employment is moved from its then current location, or the officer is assigned duties that are demeaning or are otherwise materially inconsistent with the duties then currently performed by the officer.

     (d) Termination without Cause generally means the termination of the employment of an officer for reasons other than death, disability, termination for cause or termination upon Change-in-Control.

Compensation of Directors

     In 1999, each non-employee director was paid $500 for each Board and Committee meeting attended by him, except that no more than $500 was paid if more than one meeting occurred on the same day. Also, each non-employee director received a retainer at the annual rate of $12,500 (the "Director Retainer"), and each Chairman of a Board Committee (except Mr. Erhlich) received an additional annual retainer of $2,500 (the "Chairman Retainer"). Both the Director Retainer and the Chairman Retainer were paid in four equal installments on the last day of each calendar quarter. A Special Committee of the Board had been appointed in October 1998 to consider strategic alternatives for the Company and to consider, negotiate, or oversee the negotiation, and to recommend to the Board, for its approval, the terms of potential acquisitions, if any. In 1999, each member of the Special Committee, except Mr. Ehrlich, was paid $9,000 for such extra service. Members of the Special Committee were Messrs. Ehrlich (Chairman), Morgan, O'Shea, Rosenfeld and Vigdor. For 1999, an aggregate of $194,217 in meeting fees, retainers, and special compensation was paid in cash or in stock to eight non-employee directors. Each non-employee director is also reimbursed the reasonable expenses incurred in attending the meeting. All directors, except Messrs. Ehrlich and Strandberg, are non-employee directors.

     Pursuant to the PSC Inc. Compensation Plan for Non-Employee Directors, non-employee directors have the opportunity to receive payment of their compensation either in cash or in Common Shares. During 1999, Messrs. Hess, O'Shea, Rosenfeld, Vigdor and Volta received a portion of their compensation in Common Shares. The directors may also elect to receive their compensation either currently or on a deferred basis. During 1999, no director chose to defer his compensation. If the amount to be deferred would have been payable in cash, the Company will credit a Deferral Account maintained for the director with an amount that would otherwise have been payable to the director in cash. If the amount to be deferred would have been payable in stock, the Company will credit units ("Stock Units") to a Unit Account maintained for the director. Directors make separate elections with respect to the manner of the payment of the compensation and the time of the payment of the compensation. The number of Common Shares issued or the number of Stock Units credited to a director's account will equal the cash amount of the compensation divided by the fair market value of one share of stock on the date on which such cash amount would otherwise have been paid. Stock Units and amounts in a Deferral Account are fully vested at all times. Payment of Stock Units (in full Common Shares) and the amounts in a Deferral Account must be deferred at least one year. The director chooses the date of the payment, which may be upon termination of service as a director. The maximum number of Common Shares that may be issued under the Plan is 50,000 shares.

     The Company's 1994 Stock Option Plan (the "1994 Plan") provides that each member of the Board of Directors who is not also an employee or consultant of the Company will automatically receive on the date of the Annual Meeting of Shareholders a stock option for 6,500 Common Shares. Since the Board in 1999 adopted a policy of reducing by 50% the size of the annual stock option grants to officers and key employees, the Board believed that this policy should be applicable to everyone, and, accordingly, the directors voluntarily agreed to also reduce the size of their annual grants by 50%. Accordingly, on the date of the 1999 Annual Meeting of Shareholders, non-employee director stock options ("NEDSOs") to purchase 3,250 shares were granted to each non-employee director, except Mr. Wasserman, at a purchase price of $10.375 per share, the fair market value on the date of the grant. Said NEDSOs are exercisable in their entirety on May 12, 2000 and terminate on May 12, 2004. Mr. Wasserman, elected as a director for the first time at the 1999 Annual Meeting, received a NEDSO for 6,500 shares. No NEDSOs were granted to Messrs. Ehrlich and Strandberg in 1999.

     In May 1998, the Board approved a new compensation agreement with Mr. Ehrlich, Chairman of the Board, which was amended in December 1998 and July 1999 (the agreement, as amended, is referred to as the "Ehrlich Agreement") and which will expire on December 31, 2000. Pursuant to the Ehrlich Agreement, for all services rendered to the Company as Chairman of the Board and as a consultant in such areas as strategic planning, corporate development, mergers and acquisitions and development of overseas markets, Mr. Ehrlich will receive compensation at the annual rate of $85,000. In 1999, Mr. Ehrlich received an aggregate of $85,000 and was also reimbursed for expenses incurred in the performance of his duties. The Ehrlich Agreement includes confidentiality and non-compete provisions and provides for a severance payment upon the termination of his position as Chairman of the Board as the result of a change-in-control in an amount equal to 2.9 times his annual rate of compensation to be paid over a period of three years. Pursuant to the Ehrlich Agreement, effective as of March 25, 1999, Mr. Ehrlich received an option for 17,500 Common Shares, at an exercise price of $8.625 per share (the Fair Market Value of the Company's Common Shares on the date of grant). This option replaced the award of 17,500 restricted shares which would otherwise have been awarded on March 25, 1999 and represented a 50% reduction in the size of the option grant to which he otherwise would have been entitled. Of the 17,500 stock options granted, options for 8,750 shares will vest as follows: 2,188 on March 25, 2000; 2,187 on March 25, 2001; 2,188 on March 25, 2002; and 2,187 on March 25, 2003. The remaining
8,750 shares will not vest unless and until certain performance levels for the Company's Common Shares are attained - with respect to 2,916 shares, at such time as the Fair Market Value of the Company's Common Shares equals or exceeds $11.47 per share for seven consecutive days; with respect to 2,917 shares, at such as the Fair Market Value of the Company's Common Shares equals or exceeds $13.53 per share for seven consecutive days and with respect to 2,917 shares, at such time as the Fair Market Value of the Company's Common Shares equals or exceeds $15.70 per share for seven consecutive days. If the specified performance goals are not reached, the options will nevertheless become fully exercisable after December 1, 2003 in order to maintain favorable accounting treatment. The options will expire on March 25, 2004. In the event of a change-in-control and if Mr. Ehrlich becomes entitled to receive the severance payment set forth above, all of the restrictions on his restricted shares will lapse and all of his options will immediately vest.

Compensation Committee Interlocks and Insider Participation

     The members of the Compensation Committee consist of Messrs. O'Shea (Chairman), Morgan, Rosenfeld and Dr. Volta. Each member is a non-employee director and does not have any direct or indirect material interest in or relationship with the Company outside of his position as director.

ITEM 12:  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Set forth below is information regarding beneficial ownership of any class of the Company's voting shares as of April 24, 2000 (except as otherwise noted below) by (i) each entity or person known by the Company to be the beneficial owner of more than five percent (5%) of any class of the Company's voting shares, (ii) each of the Company's directors, (iii) each of the Company's Named Executive Officers, and (iv) all directors and executive officers of the Company as a group. The information as to each person and entity has been furnished by such person and entity, and, except as noted, each person and entity named in the table has sole voting and investment power with respect to all shares shown as beneficially owned by such person or entity.


Certain Beneficial Owners

         Name and Address                                           Shares of Class              Percent of Class
        of Beneficial Owner               Title of Class          Beneficially Owned            Beneficially Owned
------------------------------------    --------------------    ------------------------     -------------------------
Dr. Romano Volta (1)                     Series A Preferred              110,000                       100%
  Hydra S.p.A.                           Shares
  Via Massino D'Azeglio 57
  40123 Bologna, Italy                   Common Shares                 1,990,735                       14.65%

L. Michael Hone (2)                      Common Shares                 1,048,805                        8.19%
  502 Brookside Drive
  Andover, MA 01810

Stadium Capital Management, LLC and      Common Shares                   723,300                        6.01%
related parties (3)
  430 Cowper Street - Suite 200
  Palo Alto, CA 94301
------------------------------------


(1) Hydra Investissements S.A. ("Hydra Investissements"), a Luxembourg corporation, is the record owner of 110,000 Series A Preferred Shares and a warrant ("Warrant") to purchase 180,000 Common Shares. The Series A Preferred Shares are convertible into Common Shares at the rate of one Series A Preferred Share for 12.5 Common Shares (subject to adjustment in certain circumstances). As adjusted to reflect the conversion, Hydra Investissements owns beneficially 1,375,000 Common Shares. The Warrant is currently exercisable and accordingly Hydra Investissements owns beneficially 180,000 Common Shares. On its Schedule 13D dated September 22, 1997, filed with the Securities and Exchange Commission, Hydra Investissements reported that it has shared voting and dispositive power with respect to all of the 1,555,000 Common Shares beneficially owned by it. Dr. Volta directly owns 425,985 Common Shares with sole voting and dispositive power and may be deemed to be beneficial owner, with shared voting and dispositive power, of the 1,555,000 Common Shares beneficially owned by Hydra Investissements by reason of the ownership by Hydra S.p.A. ("Hydra") of 100% of the capital stock of Hydra Investissements and the ownership by Dr. Volta of 50% of the capital stock of Hydra. Dr. Volta also beneficially owns 9,750 Common Shares which are subject to options currently exercisable.

(2) Includes 785,726 shares subject to stock options held by Mr. Hone that are currently exercisable.

(3) Based on Schedule 13G filed on April 20, 2000, the Company has been advised that Stadium Capital Management, LLC, a Delaware limited liability company ("SCM"), has shared voting power and shared dispositive power with respect to 723,300 shares; Stadium Capital Partners, L.P., a California limited partnership ("SCP"), has shared voting power and shared dispositive power with respect to 723,300 shares; Alexander M. Seaver ("Seaver") has shared voting power and shared dispositive power with respect to 723,300 shares and Bradley R. Kent ("Kent") has shared voting power and shared dispositive power with respect to 723,300 shares. SCM is an investment adviser whose clients have the right to receive or the power to direct the receipt of dividends from, or the proceeds from the sale of, the shares. SCP is a client of SCM. Seaver and Kent are the managers of SCM.


Security Ownership of Directors and Executive Officers

 Name of Beneficial                                   Common Shares              Percent of Common Shares
       Owner                                       Beneficially Owned               Beneficially Owned
--------------------                               ------------------            ------------------------
Jay M. Eastman*                                       128,850 (1)(2)                      1.06%
Robert S. Ehrlich*                                    359,854 (1)(3)                      2.95%
Donald K. Hess*                                        52,420 (1)                          +
Thomas J. Morgan*                                      26,973 (1)                          +
James C. O'Shea*                                       41,970 (1)                          +
Jack E. Rosenfeld*                                     57,246 (1)(4)                       +
Robert C. Strandberg*                                 235,177 (1)(5)                      1.92%
Justin L. Vigdor*                                      36,413 (1)                          +
Romano Volta*                                       1,990,735 (1)(6)                     14.65%
Bert W. Wasserman*                                     53,250 (1)                          +
Linda J. Miller                                         3,611                              +
William L. Parnell, Jr.                                54,995 (1)                          +
Brad R. Reddersen                                      50,611 (1)                          +
William J. Woodard                                    106,810 (1)                          +

All directors and current executive officers as a
group including those named above (26 persons)      3,413,345 (6)(7)                     23.45%
*   Member of the Board of Directors of the Company
+ Less than 1%


(1) Includes the following Common Shares subject to acquisition by the exercise of stock options which are, or within 60 days after April 24, 2000 will be, exercisable and are therefore deemed under Securities and Exchange Commission regulations to be beneficially owned: Messrs. Hess, O'Shea, Rosenfeld and Vigdor, 29,250 shares each; Mr. Ehrlich, 153,354 shares; Dr. Eastman, 115,328 shares; Messrs. Parnell and Reddersen, 46,250 shares each; Mr. Strandberg, 191,034 shares; Mr. Woodard, 86,605 shares; Mr. Morgan, 22,750 shares; Dr. Volta, 9,750 shares.

(2) Includes 3,121 shares held by Dr. Eastman's wife and 7,232 shares held by his son.

(3)  Includes  15,000 shares held by Ehrlich & Co., 80,000 shares held in the R.
     S. Ehrlich & Co. Pension Plan Trust (the pension plan for Ehrlich & Co.) and 50,000 shares held by Red Lion Enterprises, Inc. Mr. Ehrlich is the senior partner in Ehrlich & Co. and may be deemed to be in control of that partnership. Red Lion Enterprises, Inc. is a corporation wholly-owned by Mr. Ehrlich and his wife. Accordingly, Mr. Ehrlich may be deemed to beneficially own the shares owned by Ehrlich & Co., by the R. S. Ehrlich & Co. Pension Plan Trust, and by Red Lion Enterprises, Inc. Also includes 15,313 restricted shares (see "ITEM 11 - EXECUTIVE COMPENSATION - Compensation of Directors").

(4) Includes 10,000 shares held by Solana Inc. (Pension Plan), a corporation wholly-owned by Mr. Rosenfeld and his wife. Accordingly, Mr. Rosenfeld may be deemed to beneficially own the shares owned by Solana Inc.

(5) Includes 32,813 restricted shares (see "ITEM 11 - EXECUTIVE COMPENSATION - Summary Compensation Table" - Footnote (3)).

(6) See "ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT - Certain Beneficial Owners" - Footnote (1).

(7) Includes 971,654 shares subject to acquisition by the exercise of stock options which are, or within 60 days after April 24, 2000 will be, exercisable.

ITEM 13:  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Severance Payments

     In fiscal 1999, the Company, pursuant to a Severance Agreement dated April 30, 1997, paid L. Michael Hone, the Company's former Chairman of the Board and Chief Executive Officer, who currently owns beneficially more than five percent of the Company's Common Shares, $232,917 and forgave $166,791 of indebtedness.

     Other Transactions

     In 1999, the Company paid approximately $353,000 to Boylan, Brown, Code, Vigdor & Wilson, LLP for legal services rendered. Justin L. Vigdor, a director, is a member of that firm and Martin S. Weingarten, Secretary of the Company, is of counsel to that firm.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                PSC Inc.



DATE:     April 28, 2000        By: /s/ Robert C. Strandberg
                                           Robert C. Strandberg
                                           President and Chief Executive Officer


DATE:     April 28, 2000        By: /s/ William J. Woodard
                                           William J. Woodard
                                           Vice President and
                                           Chief Financial Officer