Form 10-Q
period 2000-03-31
PSC INC
filed 2000-05-12
CIK 319379

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

                  For the quarterly period ended March 31, 2000

                                       OR

     |_| Transition report pursuant to Section 13 or 15(d) of the Securities
                              Exchange Act of 1934

                           Commission File No. 0-9919

                                    PSC INC.
             (Exact name of Registrant as Specified in Its Charter)

           New York                                           16-0969362
-------------------------------                           -------------------
(State or other jurisdiction of                            (I.R.S. Employer
incorporation or organization)                            Identification No.)


675 Basket Road, Webster, New York                               14580
----------------------------------------                       ----------
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

As of May 9, 2000, there were 12,214,366 shares of common stock outstanding.
================================================================================

                            PSC INC. AND SUBSIDIARIES

                                      INDEX


PART I:  FINANCIAL INFORMATION

Item 1 Financial Statements                                          Page Number
                                                                     -----------

       Consolidated Balance Sheets as of
       March 31, 2000 (Unaudited) and December 31, 1999......................3-4

       Consolidated Statements of Operations and Retained Earnings for the three months ended:
       March 31, 2000 (Unaudited) and April 2, 1999 (Unaudited) ...............5

       Consolidated Statements of Cash Flows for the three months ended:
       March 31, 2000 (Unaudited) and April 2, 1999 (Unaudited) ...............6

       Notes to Consolidated Financial Statements (Unaudited) ..............7-12

Item 2 Management's Discussion and Analysis of
       Financial Condition and Results of Operations ......................13-15

PART II:  OTHER INFORMATION

Item 1 Legal Proceedings .....................................................16

Item 2 Changes in Securities  ................................................16

Item 3 Defaults upon Senior Securities .......................................16

Item 4 Submission of Matters to a Vote of Security Holders  ..................16

Item 5 Other Information   ...................................................16

Item 6 Exhibits and Reports on Form 8-K  .....................................16

                         PART I - FINANCIAL INFORMATION

Item 1:  Financial Statements


                            PSC INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                (All amounts in thousands, except per share data)


                                                             Mar. 31,   Dec. 31,
                                                               2000       1999
                                                             --------   --------
                                                           (Unaudited)
ASSETS

CURRENT ASSETS:
   Cash and cash equivalents                                 $  4,077   $  1,402
   Accounts receivable, net of allowance for doubtful
      accounts of $971 and $685, respectively                  43,121     38,396
   Inventories                                                 27,515     23,343
   Prepaid expenses and other                                   2,937      3,514
                                                             --------   --------

   TOTAL CURRENT ASSETS                                        77,650     66,655

PROPERTY, PLANT AND EQUIPMENT, net of
   accumulated depreciation of $25,184 and $23,614,
   respectively                                                28,271     25,994

DEFERRED TAX ASSETS                                            21,954     20,762

INTANGIBLE AND OTHER ASSETS, net of accumulated
   amortization of $30,235 and $27,476, respectively           98,351     53,330
                                                             --------   --------

TOTAL ASSETS                                                 $226,226   $166,741
                                                             ========   ========


        See accompanying notes to the Consolidated Financial Statements.

                            PSC INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                (All amounts in thousands, except per share data)
                                   (Continued)


                                                            Mar. 31,   Dec. 31,
                                                              2000       1999
                                                            --------   --------
                                                          (Unaudited)
LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
   Current portion of long-term debt                      $  12,627   $  16,281
   Accounts payable                                          23,214      20,685
   Accrued expenses                                           9,031       7,086
   Accrued payroll and related employee benefits              4,559       5,758
                                                          ---------   ---------

   TOTAL CURRENT LIABILITIES                                 49,431      49,810

LONG-TERM DEBT, less current maturities                     118,983      57,585

ACCRUED PROVISION FOR DISPUTED ROYALTIES                      7,129       6,400

OTHER LONG-TERM LIABILITIES                                   1,806       1,613

SHAREHOLDERS' EQUITY:
   Series A convertible preferred shares, par value $.01;
    110 shares authorized, issued and outstanding
    ($11,000 aggregate liquidation value)                         1           1
   Series B preferred shares, par value $.01; 175
    authorized, no shares issued and outstanding               --          --
   Undesignated preferred shares, par value $.01;
    9,715 authorized, no shares issued and outstanding         --          --
   Common shares, par value $.01; 40,000 authorized
    12,207 and 12,080 shares issued and outstanding             122         121
   Additional paid-in capital                                73,269      71,843
   Retained earnings/(Accumulated deficit)                  (21,215)    (18,065)
   Accumulated other comprehensive income/(loss)             (1,943)     (1,210)
   Less treasury stock repurchased at cost, 180 shares       (1,357)     (1,357)
                                                          ---------   ---------

TOTAL SHAREHOLDERS' EQUITY                                   48,877      51,333
                                                          ---------   ---------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                $ 226,226   $ 166,741
                                                          =========   =========


        See accompanying notes to the Consolidated Financial Statements.

                            PSC INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF OPERATIONS AND RETAINED EARNINGS
                (All amounts in thousands, except per share data)
                                   (Unaudited)


                                                          Three Months Ended
                                                        -----------------------
                                                         March 31,     April 2,
                                                           2000          1999
                                                        ----------    ---------
                                                        (Unaudited)  (Unaudited)
NET SALES                                                $ 61,439      $ 59,145

COST OF SALES                                              37,869        33,540
                                                         --------      --------
   Gross profit                                            23,570        25,605

OPERATING EXPENSES:
   Engineering, research and development                    5,822         4,128
   Selling, general and administrative                     14,414        12,360
   Severance and other costs                                1,974         2,103
   Amortization of intangibles resulting from
      business acquisitions                                 2,581         1,699
                                                         --------      --------
   Income/(loss) from operations                           (1,221)        5,315

INTEREST AND OTHER INCOME/(EXPENSE):
   Interest expense                                        (3,423)       (2,174)
   Interest income                                            146            91
   Other income/(expense)                                       9           (15)
                                                         --------      --------
                                                           (3,268)       (2,098)
                                                         --------      --------
   Income/(loss) before income tax provision/(benefit)     (4,489)        3,217
   Income tax provision/(benefit)                          (1,339)        1,126
                                                         --------      --------
   Net income/(loss)                                     ($ 3,150)     $  2,091
                                                         ========      ========

NET INCOME/(LOSS) PER COMMON AND COMMON
   EQUIVALENT SHARE:
      Basic                                                ($0.26)        $0.18
      Diluted                                              ($0.26)        $0.15

WEIGHTED AVERAGE NUMBER OF COMMON AND
   COMMON EQUIVALENT SHARES OUTSTANDING:
      Basic                                                12,022        11,895
      Diluted                                              12,022        13,677

RETAINED EARNINGS/(ACCUMULATED DEFICIT):
 Retained earnings/(Accumulated deficit),
 beginning of period                                     ($18,065)     ($26,027)
 Net income/(loss)                                         (3,150)        2,091
                                                         ---------     ---------
 Retained earnings/(Accumulated deficit), end of period  ($21,215)     ($23,936)
                                                         =========     =========


        See accompanying notes to the Consolidated Financial Statements.



                            PSC INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (All amounts in thousands)
                                   (Unaudited)

                                                                     Three Months Ended
                                                             ----------------------------------
                                                             March 31, 2000       April 2, 1999
                                                             --------------       -------------
                                                               (Unaudited)          (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income/(loss)                                           ($  3,150)           $   2,091
   Adjustments to reconcile net income/(loss) to net cash
      provided by operating activities:
   Depreciation and amortization                                   4,351                3,340
   Deferred tax assets                                            (1,170)                (157)
   (Increase) decrease in assets:
      Accounts receivable                                          1,718                1,291
      Inventories                                                   (152)              (3,792)
      Prepaid expenses and other                                     631                 (179)
   Increase (decrease) in liabilities:
      Accounts payable                                               (25)               1,225
      Accrued expenses                                            (1,137)               2,286
      Accrued provision for disputed royalties                       729                 --
      Accrued payroll and related employee benefits               (1,281)                 (67)
      Accrued acquisition related restructuring costs               --                   (258)
                                                               ---------            ---------

      Net cash provided by operating activities                      514                5,780

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures, net                                      (1,295)              (1,005)
   Net cash paid for business                                    (53,486)                --
   Additions to intangible and other assets                         (464)              (2,037)
                                                               ---------            ---------

      Net cash used in investing activities                      (55,245)              (3,042)

CASH FLOWS FROM FINANCING ACTIVITIES:
   Additions to long-term debt                                   112,000                2,000
   Payments of long-term debt                                    (54,854)              (5,594)
   Additions to other long-term liabilities, net                     188                   63
   Exercise of options and issuance of common shares                 777                  555
   Tax benefit from exercise or disposition of stock options          28                 --
                                                               ---------            ---------

      Net cash provided by (used in) financing activities         58,139               (2,976)

EFFECT OF EXCHANGE RATE CHANGES ON CASH
   AND CASH EQUIVALENTS                                             (733)                (852)
                                                               ---------            ---------

NET INCREASE/(DECREASE) IN CASH AND
   CASH EQUIVALENTS                                                2,675               (1,090)

CASH AND CASH EQUIVALENTS:
      Beginning of period                                          1,402                6,180
                                                               ---------            ---------
      End of period                                            $   4,077            $   5,090
                                                               =========            =========


        See accompanying notes to the Consolidated Financial Statements.

                            PSC INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           FOR THE THREE MONTHS ENDED MARCH 31, 2000 AND APRIL 2, 1999
               (All amounts in thousands, except per share data)
                                   (Unaudited)



(1)   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      The accompanying consolidated financial statements have been prepared by the Company without audit. In the opinion of management, these financial statements include all adjustments necessary to present fairly the Company's financial position as of March 31, 2000, the results of operations for the three months ended March 31, 2000 and April 2, 1999 and its cash flows for the three months ended March 31, 2000 and April 2, 1999. The results of operations for the three months ended March 31, 2000 are not necessarily indicative of the results to be expected for the full year.

      Certain information and disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The accompanying financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 1999 annual report on Form 10-K.

      INVENTORIES

      Inventories are stated at the lower of cost or market using the first-in, first-out method. Inventory costs include material, direct labor and overhead and consist of the following:

                                   March 31, 2000         December 31, 1999
                                   --------------         -----------------
      Raw materials                     $15,873                $14,358
      Work-in-process                     5,078                  5,238
      Finished goods                      6,564                  3,747
                                        -------                -------
                                        $27,515                $23,343
                                        =======                =======

(2)   LONG-TERM DEBT

      Long-term debt consists of the following:

                                   March 31, 2000         December 31, 1999
                                   --------------         -----------------
      Senior term loan                $ 72,500                 $42,000
      Revolving line of credit          27,000                    --
      Subordinated term loan            29,622                  29,607
      Subordinated promissory note       1,875                   2,188
      Other                                613                      71
                                      --------                 -------
                                       131,610                  73,866
      Less:  current maturities         12,627                  16,281
                                      --------                 -------
                                      $118,983                 $57,585
                                      ========                 =======

                            PSC INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           FOR THE THREE MONTHS ENDED MARCH 31, 2000 AND APRIL 2, 1999
                (All amounts in thousands, except per share data)
                                   (Unaudited)



      The Company borrowed an additional $58.0 million under its amended senior term loan and revolving credit facilities to finance the acquisition of Percon Incorporated (Percon). See Note 3 "Acquisition". The amended revolving credit facilities provide for borrowings up to $50.0 million, of which, $27.0 million was utilized toward the acquisition.

(3)   ACQUISITION

      On January 19, 2000, the Company acquired all of the outstanding shares of Percon, a manufacturer of wireless and batch portable data terminals, decoders, input devices and data management software, for approximately $57.0 million. The acquisition was accounted for under the purchase method of accounting and accordingly, the results of Percon's operations are included in the 2000 consolidated statements of operations since the date of acquisition. The excess purchase price over the fair value of net assets acquired was approximately $46.0 million and is being amortized on a straight-line basis over 10 years.

      The following unaudited pro forma condensed results of operations combine the operations of the Company with those of Percon as if the acquisition was consummated on January 1, 1999. The pro forma information is presented after giving effect to certain adjustments for amortization of goodwill, incremental interest expense on acquisition financing and the related income tax effects. The pro forma results have been prepared for comparative purposes only and do not purport to be indicative of the results that would have been achieved during the periods indicated and are not intended to be indicative of future results.

                                                Pro Forma Three Months Ended
                                            ------------------------------------
                                             March 31, 2000       April 2, 1999
                                            ----------------     ---------------
      Net sales                                 $62,198               $67,053
      Income/(loss) from operations              (3,526)                5,164
      Net income/(loss)                          (4,855)                1,000

      Net income/(loss) per common and
       common equivalent share:
       Basic                                     $(0.40)                $0.08
       Diluted                                   $(0.40)                $0.07

      Weighted average number of common and
       common equivalent shares outstanding:
       Basic                                     12,022                11,895
       Diluted                                   12,022                13,677

                            PSC INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           FOR THE THREE MONTHS ENDED MARCH 31, 2000 AND APRIL 2, 1999
                (All amounts in thousands, except per share data)
                                   (Unaudited)



      In connection with the acquisition, liabilities assumed and net cash paid were as follows:

                    Fair value of assets acquired                 $67,611
                    Liabilities assumed                             6,623
                                                                  -------
                    Cash paid for business                         60,988
                    Less:  cash acquired                            7,502
                                                                  -------
                    Net cash paid for business                    $53,486
                                                                  =======

(4)   SEVERANCE AND OTHER COSTS

      During the first quarter of 2000, the Company recorded a pretax charge of $2.0 million for employee severance and benefit costs for the elimination of approximately 35 positions resulting from integration activities associated with the Percon acquisition and reorganization actions in connection with the Company's sales force. As of March 31, 2000, the amount of the severance accruals was approximately $1.6 million, which relates to current contractual obligations. These costs reduced 2000 income/(loss) before income tax provision/(benefit), net income/(loss), basic EPS and diluted EPS by $2.0 million, $1.3 million, $0.11 and $0.11, respectively.

(5)   SHAREHOLDERS' EQUITY

      Comprehensive income, which includes net income/(loss), foreign currency translation adjustments and unrealized gain/(loss) on securities, was ($3,884) and $926 for the three months ended March 31, 2000 and April 2, 1999, respectively.

      During the three month period ended March 31, 2000, employees purchased approximately 73 shares at $6.27 per share under the provisions of the Company's Employee Stock Purchase Plan.

                            PSC INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           FOR THE THREE MONTHS ENDED MARCH 31, 2000 AND APRIL 2, 1999
                (All amounts in thousands, except per share data)
                                   (Unaudited)



     Changes in the status of options under the Company's stock option plans are summarized as follows:


                                         January 1, 2000     Weighted        January 1, 1999       Weighted
                                                to           Average                to             Average
                                          March 31, 2000      Price         December 31, 1999        Price
                                         ---------------     --------       -----------------      --------
     Options outstanding at
      beginning of period                     3,221            $7.84               3,027             $7.98
     Options granted                            175             6.70                 432              7.28
     Options exercised                          (52)            5.76                 (82)             7.24
     Options forfeited/canceled                (101)            7.18                (156)             9.24
                                              ------                               ------
     Options outstanding at
        end of period                         3,243            $7.84               3,221             $7.84
                                              ======                               ======

     Number of options at end
        of period:
        Exercisable                           2,010            $8.20               2,058             $8.13
        Available for grant                     567                                  693


      During the three month period ended March 31, 2000, 52 forfeited options were cancelled due to the expiration of the 1987 Stock Option Plan in December 1997. These options are not available for future grants.

(6)   NET INCOME/(LOSS) PER COMMON AND COMMON EQUIVALENT SHARE

      Basic EPS was computed by dividing reported earnings available to common shareholders by weighted average shares outstanding during the year. Diluted EPS for the three months ended April 2, 1999 was determined on the following assumptions: (1) Preferred Shares and related warrants issued in connection with the private placement of equity were converted upon issuance on January 1, 1999 and (2) warrants issued in connection with the acquisition of Spectra were converted on January 1, 1999.

      The following options and warrants were not included in the computation of diluted EPS since the exercise prices were greater than the average market price of Common Shares. Options to purchase 3,868 and 1,171 common shares at an average price of $6.88 and $9.65 per share were outstanding for the three months ended March 31, 2000 and April 2, 1999, respectively. Warrants to purchase 1,155 common shares at an average price of $5.68 per share were outstanding for the three months ended March 31, 2000.

                            PSC INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           FOR THE THREE MONTHS ENDED MARCH 31, 2000 AND APRIL 2, 1999
                (All amounts in thousands, except per share data)
                                   (Unaudited)



                                                                      Three Months Ended
                                        ----------------------------------------------------------------------------------
                                                     March 31, 2000                              April 2, 1999
                                        ---------------------------------------     --------------------------------------
                                                                          Per                                        Per
                                          Income           Shares        Share        Income          Shares        Share
                                        (numerator)     (denominator)    Amount     (numerator)    (denominator)    Amount
                                        -----------     -------------    ------     -----------    -------------    ------
Basic EPS:
Income available to common
shareholders                              ($3,150)          12,022       ($0.26)       $2,091          11,895        $0.18
                                                                         =======                                     =====
Effect of dilutive securities:
   Options                                   --               --                         --               324
   Warrants                                  --               --                         --                83
   Preferred Shares                          --               --                         --             1,375
                                          --------          -------                    ------          ------
Diluted EPS:
Income available to common
shareholders and assumed
conversions                               ($3,150)          12,022       ($0.26)       $2,091          13,677        $0.15
                                          ========          =======      =======       ======          ======        =====


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

                            PSC INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           FOR THE THREE MONTHS ENDED MARCH 31, 2000 AND APRIL 2, 1999
                (All amounts in thousands, except per share data)
                                   (Unaudited)



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

Item 2:  Management's Discussion and Analysis of Financial Condition
                  and Results of Operations

General
-------

The following discussion and analysis should be read in conjunction with the Consolidated Financial Statements and Notes to Consolidated Financial Statements of the Company's December 31, 1999 annual report on Form 10-K.

Overview
--------

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

On January 19, 2000, the Company acquired all of the outstanding shares of Percon Incorporated (Percon), a manufacturer of wireless and batch portable data terminals (PDTs), decoders, input devices and data management software, for approximately $57.0 million. The acquisition of Percon significantly increased the scope of the Company's product line, enhancing the Company's ability to provide systems type solutions and to expand the Company into the PDT and software/services categories of the AIDC market, which are growing rapidly.

Results of Operations:  Three Months ended March 31, 2000 and April 2, 1999
---------------------------------------------------------------------------

Net Sales. Net sales during the three months ended March 31, 2000 increased $2.3 million or 4% compared with the same period in 1999. The increase in net sales is attributed primarily to increased sales in U-Scan(R) Express Self-Checkout Systems and inclusion of Percon product sales offset by a decline in sales of retail fixed position products.

Gross  Profit.  Gross  profit  during  the three  months  ended  March 31,  2000 decreased $2.0 million or 8% compared with the same period in 1999. As a percentage of sales, gross profit decreased from 43.3% to 38.4%. The decrease in gross profit percentage is primarily due to a change in the Company's product mix and the impact of unfavorable foreign currency exchange rates.

Engineering, Research and Development. Engineering, Research and Development (ER&D) expenses increased $1.7 million or 41%, as compared to the same period in 1999. As a percentage of sales, ER&D was 9.5% in the first quarter of 2000 versus 7.0% of net sales in the first quarter of 1999. The increase in ER&D is primarily attributable to additional investments in developing new products and enhancing existing products, and the inclusion of GAP Technologies and Percon, which were acquired in December 1999 and January 2000, respectively.

Selling, General and Administrative. Selling, General and Administrative (SG&A) expenses increased $2.1 million or 16.6%, as compared to the first quarter of 1999. As a percentage of sales, SG&A was 23.5% in 2000 versus 20.9% in 1999. The dollar and percentage increases are primarily due to the inclusion of Percon and higher royalty expense recorded in connection with the February 8, 2000 decision related to the Company's licensing agreements with Symbol Technologies, Inc. See "Legal Proceedings."

Severance and Other Costs. During the first quarter of 2000, the Company recorded a pretax charge of $2.0 million for employee severance and benefit costs for the elimination of approximately 35 positions resulting from integration activities associated with the acquisition of Percon and reorganization actions in connection with the Company's sales force. As of March 31, 2000, the amount of the severance accruals was approximately $1.6 million, which relates to current contractual obligations. These costs reduced 2000 income/(loss) before income tax provision/(benefit), net income/(loss), basic EPS and diluted EPS by $2.0 million, $1.3 million, $0.11 and $0.11, respectively.

Interest Expense. Interest expense increased $1.2 million versus the comparable period in 1999. The increase is primarily due to additional borrowings of $58.0 million in January 2000 to finance the acquisition of Percon, and bank fees incurred in connection with amendments and waivers obtained for the senior and subordinated credit agreements.

Income Tax Provision/(Benefit). The Company's effective tax rate was 30% in 2000 versus 35% in 1999 due to the exclusion of goodwill amortization recorded in connection with the Percon acquisition.

Liquidity and Capital Resources:
-------------------------------

Current assets increased $11.0 million from December 31, 1999 primarily due the inclusion of Percon. Current liabilities decreased $0.4 from December 31, 1999 primarily due to the decrease in current portion of long-term debt and accrued payroll and commissions offset by the inclusion of Percon's accrued expenses. As a result, working capital increased $11.4 million from December 31, 1999.

Property, plant and equipment expenditures totaled $1.3 million for the three months ended March 31, 2000 compared with $1.0 million for the three months ended April 2, 1999. The 2000 expenditures primarily related to new product tooling, manufacturing equipment, and computer software and hardware.

The long-term debt to capital percentage was 71.1% at March 31, 2000 versus 52.9% at December 31, 1999 primarily due to $58.0 million of additional debt borrowed to finance the acquisition of Percon. At March 31, 2000, liquidity immediately available to the Company consisted of cash and cash equivalents of $4.1 million. The Company has revolving credit facilities totaling $50.0 million, of which, $27.0 million was outstanding as of March 31, 2000. The Company believes that its cash resources and available credit facilities, in addition to its operating cash flows, are sufficient to meet its requirements for the next 12 months.

Year 2000
---------

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

Euro Conversion
---------------

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

Cautionary   Statement  Pursuant  to  Safe  Harbor  Provisions  of  the  Private
--------------------------------------------------------------------------------
Securities Litigation Reform Act of 1995
----------------------------------------

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

PART II: OTHER INFORMATION

Item 1:  Legal Proceedings:

         The description of the Company's legal proceedings set forth in Item 3 of the Company's Annual Report on Form 10-K for the fiscal period ended December 31, 1999 is incorporated herein by reference. With respect to the the Eastern District Action commenced by Symbol Technologies, Inc. ("Symbol"), Symbol withdrew its motion for permission to file an oversized brief and refiled its motion for an injunction pendente lite in accordance with the Court's rules. The Court has scheduled a hearing on Symbol's motion commencing June 26, 2000. The Company will vigorously oppose Sumbol's motion.

Item 2:Changes in Securities:  None

Item 3:Defaults upon Senior Securities:  None

Item 4:Submission of Matters of Shareholders to a Vote of Security Holders: None

Item 5:Other Information:  None

Item 6:Exhibits and Reports on Form 8-K

 (a) Exhibits:

     10.1 Amendment Nine and Consent and Waiver dated as of March 31, 2000 to the Credit Agreement dated as of July 12, 1996 among PSC Scanning Inc., as Borrower, PSC Inc., as Guarantor, the financial institutions party thereto and Fleet Bank as initial Issuing Bank and administrative agent................................................18

     10.2 Amendment No. 6, and Consent dated March 31, 2000 to Securities Purchase Agreements and Warrants among PSC Inc., PSC Scanning Inc., and the Purchasers named in the Securities Purchase Agreements......34

     10.3 Employment Agreement between the Company and George A. Plesko dated as of December 21, 1999................................................55

     10.4 Noncompetition and  Confidentiality  Agreement between the Company and
          George A. Plesko dated as of December 21, 1999......................72

     10.5 Employment Agreement between the Company and Andy J. Storment dated as of January 19, 2000.................................................77

     10.6 Noncompetition  Agreement  between the  Company  and Andy J.  Storment dated as of January 19, 2000........................................91

 (b) Reports on Form 8-K: None

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    PSC Inc.



DATE:    May 12, 2000               By:/s/ Robert C. Strandberg
                                       -----------------------------------------
                                           Robert C. Strandberg
                                           President and Chief Executive Officer



DATE:    May 12, 2000               By:/s/ William J. Woodard
                                       -----------------------------------------
                                           William J. Woodard
                                           Vice President and
                                           Chief Financial Officer


DATE:    May 12, 2000               By:/s/ Michael J. Stachura
                                       -----------------------------------------
                                           Michael J. Stachura
                                           Vice President of Finance
                                           (Principal Accounting Officer)