Form 10-Q
period 2000-06-30
PSC INC
filed 2000-08-14
CIK 319379

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

                  For the quarterly period ended June 30, 2000

                                       OR

     |_| Transition report pursuant to Section 13 or 15(d) of the Securities
                              Exchange Act of 1934


                           Commission File No. 0-9919

                                    PSC INC.
             ------------------------------------------------------
             (Exact name of Registrant as Specified in Its Charter)

              New York                                16-0969362
-----------------------------------                ---------------
(State or other jurisdiction of                    (I.R.S. Employer
incorporation or organization)                    Identification No.)


675 Basket Road, Webster, New York                      14580
----------------------------------                  -------------
(Address of principal executive offices)             (Zip Code)

                                 (716) 265-1600
               --------------------------------------------------
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the 12 months preceding (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes    |X|       No   |_|

As of August 10, 2000, there were 12,301,801 shares of common stock outstanding.

================================================================================

                            PSC INC. AND SUBSIDIARIES

                                      INDEX

PART I:  FINANCIAL INFORMATION

Item 1   Financial Statements                                        Page Number
                                                                     -----------

          Consolidated Balance Sheets as of
          June 30, 2000 (Unaudited) and December 31, 1999....................3-4

          Consolidated  Statements of Operations
          and Retained  Earnings for the
          three and six months ended:
          June 30, 2000 (Unaudited) and July 2, 1999 (Unaudited) ............5-6

          Consolidated Statements of Cash Flows
          for the six months ended:
          June 30, 2000 (Unaudited) and July 2, 1999 (Unaudited) ..............7

          Notes to Consolidated Financial Statements (Unaudited) ...........8-13

Item 2   Management's Discussion and Analysis of
         Financial Condition and Results of Operations ....................14-16

PART II:  OTHER INFORMATION

Item 1    Legal Proceedings ..................................................17

Item 2    Changes in Securities  .............................................17

Item 3    Defaults upon Senior Securities ....................................17

Item 4    Submission of Matters to a Vote of Security Holders  ...............17

Item 5    Other Information   ................................................17

Item 6    Exhibits and Reports on Form 8-K  ..................................17

                         PART I - FINANCIAL INFORMATION

Item 1:  Financial Statements

                            PSC INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                (All amounts in thousands, except per share data)
                                                        June 30, 2000         December 31, 1999
                                                        -------------         -----------------
                                                         (Unaudited)             (Audited)
ASSETS
CURRENT ASSETS:
   Cash and cash equivalents .........................         $ 6,318                $ 1,402
   Accounts receivable, net of allowance for doubtful
     accounts of $727 and $685, respectively..........          44,217                 38,396
   Inventories .......................................          26,165                 23,343
   Prepaid expenses and other ........................           3,041                  3,514
                                                       ----------------       ----------------

   TOTAL CURRENT ASSETS ..............................          79,741                 66,655

PROPERTY, PLANT AND EQUIPMENT, net of
   accumulated depreciation of $26,773 and $23,614,
   respectively......................................           27,538                 25,994

DEFERRED TAX ASSETS ..................................          21,502                 20,762

INTANGIBLE AND OTHER ASSETS, net of accumulated
   amortization of $33,551 and $27,476, respectively..          97,342                 53,330
                                                       ----------------       ----------------

TOTAL ASSETS .........................................        $226,123               $166,741
                                                       ================       ================

        See accompanying notes to the Consolidated Financial Statements.

                            PSC INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                (All amounts in thousands, except per share data)
                                   (Continued)
                                                          June 30, 2000         December 31, 1999
                                                          -------------         -----------------
                                                          (Unaudited)               (Audited)
LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
   Current portion of long-term debt .................          $ 13,871                 $16,281
   Accounts payable ..................................            24,456                  20,685
   Accrued expenses ..................................             9,738                   7,086
   Accrued payroll and related employee benefits .....             4,720                   5,758
                                                        -----------------        ----------------

   TOTAL CURRENT LIABILITIES .........................            52,785                  49,810

LONG-TERM DEBT, less current maturities ..............           114,900                  57,585

ACCRUED PROVISION FOR DISPUTED ROYALTIES .............             7,834                   6,400

OTHER LONG-TERM LIABILITIES ..........................             1,957                   1,613

SHAREHOLDERS' EQUITY:
   Series A convertible preferred shares,
     par value $.01; 110 shares authorized,
     issued and outstanding ($11,000 aggregate
     liquidation value) ..............................                 1                       1
   Series B preferred shares, par value $.01;
     175 authorized, no shares issued and outstanding..               --                      --
   Undesignated preferred shares, par value $.01;
     9,715 authorized, no shares issued and outstanding.              --                      --
   Common shares, par value $.01; 40,000 authorized
     12,215 and 12,080 shares issued and outstanding...              122                     121
   Additional paid-in capital ........................            73,296                  71,843
   Retained earnings/(Accumulated deficit) ...........           (21,214)                (18,065)
   Accumulated other comprehensive income/(loss) .....            (2,201)                 (1,210)
   Less treasury stock repurchased at cost, 180 shares            (1,357)                 (1,357)
                                                            -----------------        ----------------

TOTAL SHAREHOLDERS' EQUITY ...........................            48,647                  51,333
                                                            -----------------        ----------------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY ...........          $226,123                $166,741
                                                            =================        ================


        See accompanying notes to the Consolidated Financial Statements.

                            PSC INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF OPERATIONS AND RETAINED EARNINGS
                (All amounts in thousands, except per share data)
                                   (Unaudited)
                                                                   Three Months Ended
                                                   --------------------------------------------
                                                        June 30, 2000        July 2, 1999
                                                        -------------        ------------
NET SALES .........................................             $67,418            $58,001
COST OF SALES .....................................              41,675             33,979
                                                      ------------------    ---------------
   Gross profit ...................................              25,743             24,022

OPERATING EXPENSES:
   Engineering, research and development ..........               5,415              4,419
   Selling, general and administrative ............              13,103             10,798
   Severance and other costs ......................                (300)                --
   Merger related costs ...........................                 959                 --
   Amortization of intangibles resulting from
      business acquisitions .......................               2,887              1,513
                                                      ------------------    ---------------
   Income from operations .........................               3,679              7,292

INTEREST AND OTHER INCOME/(EXPENSE):
   Interest expense ...............................             (3,120)            (1,908)
   Interest income ................................                  76                48
   Other income/(expense) .........................                  14               (73)
                                                      ------------------    ---------------
                                                                (3,030)            (1,933)
                                                      ------------------    ---------------
   Income before income tax provision .............                 649              5,359
   Income tax provision ...........................                 648              1,871
                                                      ------------------    ---------------
   Net income .....................................               $   1             $3,488
                                                      ==================    ===============

NET INCOME PER COMMON AND COMMON
  EQUIVALENT SHARE:
      Basic .......................................               $0.00              $0.29
      Diluted .....................................               $0.00              $0.25

WEIGHTED AVERAGE NUMBER OF COMMON AND
  COMMON EQUIVALENT SHARES OUTSTANDING:
      Basic .......................................              12,027             11,928
      Diluted .....................................              13,448             13,894

RETAINED EARNINGS/(ACCUMULATED DEFICIT):
   Retained earnings/(Accumulated deficit),
        beginning of period .......................            ($21,215)          ($23,936)
   Net income .....................................                   1              3,488
                                                          ------------------   ---------------
   Retained earnings/(Accumulated deficit),
        end of period .............................            ($21,214)          ($20,448)
                                                          ==================   ===============

        See accompanying notes to the Consolidated Financial Statements.

                            PSC INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF OPERATIONS AND RETAINED EARNINGS
                (All amounts in thousands, except per share data)
                                   (Unaudited)
                                                                  Six Months Ended
                                                     --------------------------------------------
                                                          June 30, 2000             July 2, 1999
                                                          -------------             ------------
NET SALES ............................................           $128,857                $117,146
COST OF SALES ........................................             79,544                  67,519
                                                        ------------------         ---------------
   Gross profit ......................................             49,313                  49,627

OPERATING EXPENSES:
   Engineering, research and development .............             11,237                   8,547
   Selling, general and administrative ...............             27,517                  23,158
   Severance and other costs .........................              1,674                   2,103
   Merger related costs ..............................                959                      --
   Amortization of intangibles resulting from
      business acquisitions ..........................              5,468                   3,212
                                                        ------------------         ---------------
   Income from operations ............................              2,458                  12,607

INTEREST AND OTHER INCOME/(EXPENSE):
   Interest expense ..................................             (6,543)                 (4,082)
   Interest income ...................................                222                     139
   Other income/(expense) ............................                 23                     (88)
                                                        ------------------         ---------------
                                                                  (6,298)                 (4,031)
                                                        ------------------         ---------------
   Income/(loss) before income tax provision/(benefit)            (3,840)                   8,576
   Income tax provision/(benefit) ....................              (691)                   2,997
                                                        ------------------         ---------------
   Net income/(loss) .................................         ($  3,149)                 $ 5,579
                                                        ==================         ===============

NET INCOME/(LOSS) PER COMMON AND COMMON
    EQUIVALENT SHARE:
      Basic ..........................................            ($0.26)                   $0.47
      Diluted ........................................            ($0.26)                   $0.41

WEIGHTED AVERAGE NUMBER OF COMMON AND
    COMMON EQUIVALENT SHARES OUTSTANDING:
      Basic ..........................................             12,028                  11,912
      Diluted ........................................             12,028                  13,774

RETAINED EARNINGS/(ACCUMULATED DEFICIT):
   Retained earnings/(Accumulated deficit),
        beginning of period ..........................           ($18,065)               ($26,027)
   Net income/(loss) .................................             (3,149)                  5,579
                                                         ------------------         ---------------
   Retained earnings/(Accumulated deficit),
        end of period ...............................            ($21,214)               ($20,448)
                                                          ==================         ===============

        See accompanying notes to the Consolidated Financial Statements.

                            PSC INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (All amounts in thousands)
                                   (Unaudited)
                                                                              Six Months Ended
                                                                 --------------------------------------------
                                                                      June 30, 2000             July 2, 1999
                                                                     -------------             ------------
                                                                      (Unaudited)              (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income/(loss) ................................................         ($3,149)                 $5,579
   Adjustments to reconcile net income/(loss) to net cash
      provided by operating activities:
   Depreciation and amortization ....................................           9,238                   6,649
   Deferred tax assets ..............................................           (718)                   1,043
   (Increase) decrease in assets:
      Accounts receivable ...........................................             613                 (1,196)
      Inventories ...................................................           1,198                 (4,511)
      Prepaid expenses and other ....................................             527                   (151)
   Increase (decrease) in liabilities:
      Accounts payable ..............................................           1,217                   2,212
      Accrued expenses ..............................................           (430)                   1,376
      Accrued provision for disputed royalties ......................           1,434                      --
      Accrued payroll and related employee benefits .................          (1,111)                     30
      Accrued acquisition related restructuring costs ...............              --                    (283)
                                                                    ------------------         ---------------
      Net cash provided by operating activities .....................           8,819                  10,748

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures, net ........................................         (2,151)                  (2,213)
   Net cash paid for business .......................................        (53,486)                      --
   Additions to intangible and other assets .........................         (2,771)                  (5,283)
   Proceeds from sale and leaseback transaction .....................             --                    8,043
                                                                    ------------------         ---------------
      Net cash (used in) provided by investing activities ...........        (58,408)                     547

CASH FLOWS FROM FINANCING ACTIVITIES:
   Additions to long-term debt ......................................         112,000                   7,000
   Payments of long-term debt .......................................         (57,693)                (19,182)
   Additions to other long-term liabilities, net ....................             339                      39
   Purchase of treasury stock                                                      --                     (72)
   Exercise of options and issuance of common shares ................             822                   1,253
   Tax benefit from exercise or disposition of stock options ........              28                      27
                                                                    ------------------         ---------------
      Net cash provided by (used in) financing activities ...........          55,496                (10,935)

EFFECT OF EXCHANGE RATE CHANGES ON CASH
   AND CASH EQUIVALENTS .............................................           (991)                 (1,076)
                                                                    ------------------         ---------------
NET INCREASE/(DECREASE) IN CASH AND .................................           4,916                   (716)
   CASH EQUIVALENTS

CASH AND CASH EQUIVALENTS:
      Beginning of period ...........................................           1,402                   6,180
                                                                    ------------------         ---------------
      End of period .................................................         $ 6,318                  $5,464
                                                                    ==================         ===============


        See accompanying notes to the Consolidated Financial Statements.

                            PSC INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             FOR THE SIX MONTHS ENDED JUNE 30, 2000 AND JULY 2, 1999
                (All amounts in thousands, except per share data)
                                   (Unaudited)

(1)   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      The accompanying consolidated financial statements have been prepared by the Company without audit. In the opinion of management, these financial statements include all adjustments necessary to present fairly the Company's financial position as of June 30, 2000, the results of operations for the three and six months ended June 30, 2000 and July 2, 1999 and its cash flows for the six months ended June 30, 2000 and July 2, 1999. The results of operations for the three and six months ended June 30, 2000 are not necessarily indicative of the results to be expected for the full year.

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

      INVENTORIES

      Inventories are stated at the lower of cost or market using the first-in, first-out method. Inventory costs include material, direct labor and overhead and consist of the following:

                               June 30, 2000           December 31, 1999
                             -------------------    ------------------------
     Raw materials                   $15,907                  $14,358
     Work-in-process                   5,342                    5,238
     Finished goods                    4,916                    3,747
                                 ------------             ------------
                                     $26,165                  $23,343
                                 ============             ============

(2)   LONG-TERM DEBT

      Long-term debt consists of the following:

                                     June 30, 2000           December 31, 1999
                                   -------------------    ----------------------
     Senior term loan                      $70,000                  $42,000
     Revolving line of credit               27,000                       --
     Subordinated term loan                 29,637                   29,607
     Subordinated promissory note            1,563                    2,188
     Other                                     571                       71
                                       ------------             ------------
                                           128,771                   73,866
     Less:  current maturities              13,871                   16,281
                                       ------------             ------------
                                          $114,900                  $57,585
                                       ============             ============

                            PSC INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             FOR THE SIX MONTHS ENDED JUNE 30, 2000 AND JULY 2, 1999
                (All amounts in thousands, except per share data)
                                   (Unaudited)

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

                                                  Pro Forma Six Months Ended

                                             -----------------------------------
                                              June 30, 2000         July 2, 1999
                                             -----------------     -------------
      Net sales ...........................     $129,616            $133,589
      Income from operations ..............          151              12,515
      Net income/(loss) ...................      (4,433)               3,375

      Net income/(loss) per common and
          common equivalent share:
           Basic ..........................      ($0.37)               $0.28
           Diluted ........................      ($0.37)               $0.24

      Weighted average number of common and
          common equivalent shares outstanding:
           Basic ..........................       12,028              11,912
           Diluted ........................       12,028              13,774

                            PSC INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             FOR THE SIX MONTHS ENDED JUNE 30, 2000 AND JULY 2, 1999
                (All amounts in thousands, except per share data)
                                   (Unaudited)

(4)   SEVERANCE AND OTHER COSTS

      During the first quarter of 2000, the Company recorded a pretax charge of $2.0 million for employee severance and benefit costs for the elimination of approximately 35 positions resulting from integration activities associated with the Percon acquisition and reorganization actions in connection with the Company's sales force. Excluding $0.3 million reversed in the second quarter of 2000, the Company utilized $1.0 million of the accrual in 2000. As of June 30, 2000, the amount of the severance accruals was approximately $0.7 million, which relates to current contractual obligations. Including $0.3 million reversed in the second quarter, these costs reduced 2000 income/(loss) before income tax provision/(benefit), net income/(loss), basic EPS and diluted EPS by $1.7 million, $1.1 million, $0.09 and $0.09, respectively.

 (5)   MERGER RELATED COSTS

      On June 5, 2000, the Company, Mohawk Corp. (Parent) and Mohawk Acquisition Corp., a wholly owned subsidiary of Parent (Purchaser), entered into an Agreement and Plan of Merger. Pursuant to the agreement, Purchaser commenced a cash tender offer to purchase all outstanding shares of common stock, all outstanding shares of Series A Convertible Preferred Stock and all outstanding warrants, in each case, net to the seller in cash, upon the terms and subject to the conditions set forth in the Offer to Purchase dated June 19, 2000 and in the related Letters of Transmittal.

      On July 24, 2000, Parent, Purchaser and the Company executed a Termination Agreement whereby the parties agreed to terminate the offer effective on such date. The Company recorded a pre-tax charge of approximately $1.0 million during the second quarter of 2000 for expenses related to the merger activities.

(6)   SHAREHOLDERS' EQUITY

      Comprehensive income, which includes net income/(loss), foreign currency translation adjustments and unrealized gain/(loss) on securities, was ($256) and $3,414 for the three months ended June 30, 2000 and July 2, 1999, respectively, and ($4,140) and $4,340 for the six months ended June 30, 2000 and July 2, 1999, respectively.

      During the six month period ended June 30, 2000, employees purchased approximately 73 shares at $6.27 per share under the provisions of the Company's Employee Stock Purchase Plan.

                            PSC INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             FOR THE SIX MONTHS ENDED JUNE 30, 2000 AND JULY 2, 1999
                (All amounts in thousands, except per share data)
                                   (Unaudited)

      Changes in the status of options  under the  Company's  stock option plans are summarized as follows:
                                         January 1, 2000        Weighted          January 1, 1999           Weighted
                                               to                Average                 to                 Average
                                          June 30, 2000           Price          December 31, 1999           Price
                                       --------------------    ------------    -----------------------    -------------
     Options outstanding at
        beginning of period ............      3,221                $7.84                 3,027                 $7.98
     Options granted ...................        154                 6.73                   432                  7.28
     Options exercised .................        (54)                5.87                   (82)                 7.24
     Options forfeited/canceled ........       (329)                8.17                  (156)                 9.24
                                            --------                                   --------
     Options outstanding at
        end of period ..................      2,992                $7.79                 3,221                 $7.84
                                            ========                                   ========

     Number of options at end of period:
        Exercisable ....................      1,922                $8.17                 2,058                 $8.13
        Available for grant ............        645                                        693

      During the six month period ended June 30, 2000, 222 forfeited options were cancelled due to the expiration of the 1987 Stock Option Plan in December 1997. These options are not available for future grants.

(7)   NET INCOME/(LOSS) PER COMMON AND COMMON EQUIVALENT SHARE

      Basic EPS was computed by dividing reported earnings available to common shareholders by weighted average shares outstanding during the year. Diluted EPS for the three months ended June 30, 2000 and July 2, 1999 was determined on the following assumptions: (1) Preferred Shares and related warrants issued in connection with the private placement of equity were converted upon issuance on January 1, 1999 and (2) warrants issued in connection with the acquisition of Spectra were converted on January 1, 1999.

      The following options and warrants were not included in the computation of diluted EPS since the exercise prices were greater than the average market price of Common Shares. Options to purchase 3,960 and 497 common shares at an average price of $7.17 and $10.49 per share were outstanding for the three months ended June 30, 2000 and July 2, 1999, respectively. Options to purchase 2,914 and 551 common shares at an average price of $7.81 and $10.08 per share were outstanding for the six months ended June 30, 2000 and July 2, 1999, respectively. Warrants to purchase 180 common shares at a price of $8.00 per share were outstanding for the three and six months ended June 30, 2000.


                            PSC INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             FOR THE SIX MONTHS ENDED JUNE 30, 2000 AND JULY 2, 1999
                (All amounts in thousands, except per share data)
                                   (Unaudited)

                                                                       Three Months Ended
                               ----------------------------------------------------------------------------------------
                                           June 30, 2000                                      July 2, 1999
                               -----------------------------------------    -------------------------------------------
                                                                  Per                                          Per
                                  Income           Shares        Share         Income         Shares          Share
                                (numerator)     (denominator)    Amount     (numerator)    (denominator)      Amount
                                -----------     -------------    ------     -----------    -------------      ------
Basic EPS:
Income available to
  common shareholders                  $ 1             12,027    $0.00          $3,488           11,928       $0.29
Effect of dilutive securities:                                   =====                                        =====
   Options                              --                  2                      --               425
   Warrants                             --                 44                      --               166
   Preferred Shares                     --              1,375                      --             1,375
                                ------------   ---------------                ---------    ------------
Diluted EPS:
Income available to
common shareholders and
assumed conversions                     $ 1            13,448    $0.00          $3,488           13,894       $0.25
                                        ===            ======    =====          ======           ======       =====



                                                                         Six Months Ended
                                ---------------------------------------------------------------------------------------
                                            June 30, 2000                                       July 2, 1999
                                ------------------------------------------------    -----------------------------------
                                                                  Per                                            Per
                                   Income           Shares       Share         Income           Shares         Share
                                (numerator)     (denominator)    Amount     (numerator)      (denominator)     Amount
                                -----------     -------------    ------     -----------        -------------   ------
Basic EPS:
  Income available to
  common shareholders              ($3,149)            12,208    ($0.26)        $5,579          11,912         $0.47
Effect of dilutive securities:
   Options                               --                --                       --             361
   Warrants                              --                --                       --             126
   Preferred Shares                      --                --                       --           1,375
                                ------------     -------------                ----------       ----------
Diluted EPS:
Income available to common
shareholders and assumed
conversions                        ($3,149)            12,028    ($0.26)        $5,579          13,774         $0.41
                                   ========            ======    =======        ======          ======         =====



                            PSC INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             FOR THE SIX MONTHS ENDED JUNE 30, 2000 AND JULY 2, 1999
                (All amounts in thousands, except per share data)
                                   (Unaudited)

(8)      DERIVATIVES

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 (SFAS No. 133), "Accounting for Derivative Instruments and Hedging Activities". SFAS No. 133 establishes accounting and reporting standards requiring that every derivative instrument be recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS No. 133 requires that changes in the derivative's fair value be recognized in earnings unless specific hedge accounting criteria are met. As amended by Statement of Financial Accounting Standards No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133", SFAS No. 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 2000 and cannot be applied retroactively. The Company has not yet quantified the impacts of adopting SFAS No. 133 on the financial statements and will adopt SFAS No. 133 on January 1, 2001.

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

On June 5, 2000, the Company, Mohawk Corp. (Parent) and Mohawk Acquisition Corp., a wholly owned subsidiary of Parent (Purchaser), entered into an Agreement and Plan of Merger. Pursuant to the agreement, Purchaser commenced a cash tender offer to purchase all outstanding shares of common stock, all outstanding shares of Series A Convertible Preferred Stock and all outstanding warrants, in each case net to the seller in cash, upon the terms and subject to the conditions set forth in the Offer to Purchase dated June 19, 2000 and in the related Letters of Transmittal.

On July 24, 2000, Parent, Purchaser and the Company executed a Termination Agreement whereby the parties agreed to terminate the offer effective on such date. The Company recorded a pre-tax charge of approximately $1.0 million during the second quarter of 2000 for expenses related to the merger activities.

Results of Operations:  Three Months ended June 30, 2000 and July 2, 1999

Net Sales. Net sales during the three months ended June 30, 2000 increased $9.4 million or 16% compared with the same period in 1999. The increase in net sales is attributed primarily to increased sales in U-Scan(R) Express Self-Checkout Systems and inclusion of Percon product sales offset by a decline in sales of retail fixed position products and a significant impact of unfavorable foreign currency exchange rates.

Gross Profit. Gross profit during the three months ended June 30, 2000 increased $1.7 million or 7% compared with the same period in 1999. As a percentage of sales, gross profit decreased from 41.4% to 38.2%. The decrease in gross profit percentage is primarily due to a change in the Company's product mix and the impact of unfavorable foreign currency exchange rates.

Engineering, Research and Development. Engineering, Research and Development (ER&D) expenses increased $1.0 million or 23%, as compared to the same period in 1999. As a percentage of sales, ER&D was 8.0% in the second quarter of 2000 versus 7.6% of net sales in the second quarter of 1999. The increase in ER&D is primarily attributable to additional investments in developing new products and enhancing existing products, and the inclusion of GAP Technologies and Percon, which were acquired in December 1999 and January 2000, respectively.

Selling, General and Administrative. Selling, General and Administrative (SG&A) expenses increased $2.3 million or 21%, as compared to the second quarter of 1999. As a percentage of sales, SG&A was 19.4% in 2000 versus 18.6% in 1999. The dollar and percentage increases are primarily due to the inclusion of Percon and higher royalty expense recorded in connection with the February 8, 2000 decision related to the Company's licensing agreements with Symbol Technologies, Inc. See "Legal Proceedings."

Interest Expense. Interest expense increased $1.2 million versus the comparable period in 1999. The increase is primarily due to additional borrowings of $58.0 million in January 2000 to finance the acquisition of Percon.

Income Tax Provision. Excluding nondeductible goodwill amortization recorded in connection with the Percon acquisition, the Company's effective tax rate was 36% in 2000 versus 35% in 1999.

Results of Operations:  Six Months ended June 30, 2000 and July 2, 1999

Net Sales. Net sales during the six months ended June 30, 2000 increased $11.7 million or 10% compared with the same period in 1999. The increase in net sales is attributed primarily to increased sales in U-Scan(R) Express Self-Checkout Systems and inclusion of Percon product sales offset by a decline in sales of retail fixed position products and a significant impact of unfavorable foreign currency exchange rates.

Gross Profit. Gross profit during the six months ended June 30, 2000 decreased $0.3 million or 1% compared with the same period in 1999. As a percentage of sales, gross profit decreased from 42.4% to 38.3%. The decrease in gross profit percentage is primarily due to a change in the Company's product mix and the impact of unfavorable foreign currency exchange rates.

Engineering, Research and Development. Engineering, Research and Development (ER&D) expenses increased $2.7 million or 32%, as compared to the same period in 1999. As a percentage of sales, ER&D was 8.7% in the second quarter of 2000 versus 7.3% of net sales in the second quarter of 1999. The increase in ER&D is primarily attributable to additional investments in developing new products and enhancing existing products, and the inclusion of GAP Technologies and Percon, which were acquired in December 1999 and January 2000, respectively.

Selling, General and Administrative. Selling, General and Administrative (SG&A) expenses increased $4.4 million or 19%, as compared to the second quarter of 1999. As a percentage of sales, SG&A was 21.4% in 2000 versus 19.8% in 1999. The dollar and percentage increases are primarily due to the inclusion of Percon and higher royalty expense recorded in connection with the February 8, 2000 decision related to the Company's licensing agreements with Symbol Technologies, Inc. See "Legal Proceedings."

Severance and Other Costs. During the first quarter of 2000, the Company recorded a pretax charge of $2.0 million for employee severance and benefit costs for the elimination of approximately 35 positions resulting from integration activities associated with the acquisition of Percon and reorganization actions in connection with the Company's sales force. Excluding $0.3 million reversed in the second quarter of 2000, the Company utilized $1.0 million of the accrual in 2000. As of June 30, 2000, the amount of the severance accruals was approximately $0.7 million, which relates to current contractual obligations. Including $0.3 million reversed in the second quarter, these costs reduced 2000 income/(loss) before income tax provision/(benefit), net income/(loss), basic EPS and diluted EPS by $1.7 million, $1.1 million, $0.09 and $0.09, respectively.

Interest Expense. Interest expense increased $2.5 million versus the comparable period in 1999. The increase is primarily due to additional borrowings of $58.0 million in January 2000 to finance the acquisition of Percon, and bank fees incurred in connection with amendments and waivers obtained for the senior and subordinated credit agreements.

Income Tax Provision/(Benefit). Excluding nondeductible goodwill amortization recorded in connection with the Percon acquisition, the Company's effective tax rate was 36% in 2000 versus 35% in 1999.

Liquidity and Capital Resources

Current assets increased $13.1 million from December 31, 1999 primarily due to the inclusion of Percon and to the increase in accounts receivable. Current liabilities increased $3.0 million from December 31, 1999 primarily due to the increase in accrued expenses in connection with merger related activities and higher interest charges offset by a decrease in current portion of long-term debt and accrued payroll and related employee benefits. As a result, working capital increased $10.1 million from December 31, 1999.

Property, plant and equipment expenditures totaled $2.2 million for the six months ended June 30, 2000 and July 2, 1999. The 2000 expenditures primarily related to new product tooling, manufacturing equipment, and computer software and hardware.

The long-term debt to capital percentage was 70.3% at June 30, 2000 versus 52.9% at December 31, 1999 primarily due to $58.0 million of additional debt borrowed to finance the acquisition of Percon. At June 30, 2000, liquidity immediately available to the Company consisted of cash and cash equivalents of $6.3 million. The Company has revolving credit facilities totaling $50.0 million, of which, $27.0 million was outstanding as of June 30, 2000. The Company believes that its cash resources and available credit facilities, in addition to its operating cash flows, are sufficient to meet its requirements for the next 12 months.

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

PART II:  OTHER INFORMATION

Item 1:   Legal Proceedings:
          -----------------

         The description of the Company's legal proceedings set forth in Item 3 of the Company's Annual Report on Form 10-K for the fiscal period ended December 31, 1999 is incorporated herein by reference.

Symbol Technologies, Inc.

         The several motions in the litigation with Symbol Technologies, Inc. ("Symbol") pending in the United States District Court for the Western District of New York were deemed submitted on April 19, 2000 and remain under consideration by the Court.

         With respect to the Eastern District Action commenced by Symbol, a "Markman" hearing to determine the scope of Symbol's patents is scheduled for September 28, 2000. The trial is scheduled to commence on December 4, 2000. Discovery proceedings by both parties are in progress.

Lemelson

         On May 15, 2000, the Company, along with the other Auto ID companies, filed a motion seeking permission to file an interlocutory appeal of the Court's decision to strike the count of the complaint which alleged that the Lemelson Partnership's delays in obtaining its patents rendered them unenforceable for laches. The motion was granted on July 14, 2000, and on August 4, 2000, the petition for leave to appeal was filed with the United States Court of Appeals for the Federal Circuit.

         On July 24, 2000, the Company, along with the other Auto ID companies, filed a motion for partial summary judgment, asserting that almost all of the claims of the Lemelson Partnership's patents are invalid for lack of written description. This motion is pending.

Metrologic Instruments, Inc.

         The suit involving Metrologic Instruments, Inc. has been restored to the Court's calendar. A discovery deadline has been set for March 2, 2001.


Item 2:   Changes in Securities:  None

Item 3:   Defaults upon Senior Securities:  None

Item 4:  Submission of Matters of Shareholders to a Vote of Security Holders:
         None

Item 5:   Other Information:  None

Item 6:   Exhibits and Reports on Form 8-K

          (a)      Exhibits:   None

          (b)      Reports on Form 8-K:

                   Report on Form 8-K dated June 7, 2000

                   Report on Form 8-K dated July 25, 2000

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                PSC Inc.



DATE:    August 14, 2000        By:/s/ Robert C. Strandberg
                                       Robert C. Strandberg
                                       President and Chief Executive Officer



DATE:    August 14, 2000        By: /s/ William J. Woodard
                                        William J. Woodard
                                        Vice President & Chief Financial Officer



DATE:    August 14, 2000        By: /s/ Michael J. Stachura
                                        Michael J. Stachura
                                        Vice President of Finance
                                        (Principal Accounting Officer)