Form 10-Q
period 2000-09-29
PSC INC
filed 2000-11-20
CIK 319379

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

                For the quarterly period ended September 29, 2000

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

                                 (716) 265-1600
               ---------------------------------------------------
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the 12 months preceding (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes    |X|       No   |_|

As of November 16, 2000, there were 12,305,129 shares of common stock outstanding.

===============================================================================

                            PSC INC. AND SUBSIDIARIES

                                      INDEX

PART I:  FINANCIAL INFORMATION                                             Page
                                                                          Number
Item 1   Financial Statements                                            -------

          Consolidated Balance Sheets as of
          September 29, 2000 (Unaudited) and December 31, 1999...............3-4

          Consolidated  Statements of Operations and
          Retained  Earnings for the three and nine months ended:
          September 29, 2000 (Unaudited) and October 1, 1999 (Unaudited) ....5-6

          Consolidated Statements of Cash Flows
          for the nine months ended:
          September 29, 2000 (Unaudited) and October 1, 1999 (Unaudited) ......7

          Notes to Consolidated Financial Statements (Unaudited) ...........8-14

Item 2    Management's Discussion and Analysis of
          Financial Condition and Results of Operations ...................15-18

PART II:  OTHER INFORMATION

Item 1    Legal Proceedings ..................................................19

Item 2    Changes in Securities  .............................................19

Item 3    Defaults upon Senior Securities ....................................19

Item 4    Submission of Matters to a Vote of Security Holders  ...............20

Item 5    Other Information   ................................................20

Item 6    Exhibits and Reports on Form 8-K  ..................................20

                         PART I - FINANCIAL INFORMATION

Item 1:  Financial Statements

                            PSC INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                (All amounts in thousands, except per share data)

                                                          September 29, 2000       December 31, 1999
                                                          -----------------        -----------------
                                                             (Unaudited)
ASSETS

CURRENT ASSETS:
   Cash and cash equivalents ..............................        $ 7,319                     $ 1,402
   Accounts receivable, net of allowance for doubtful
   accounts of $710 and $685, respectively ................         46,033                      38,396
   Inventories ............................................         27,930                      23,343
   Prepaid expenses and other .............................          2,441                       3,514
                                                           ----------------             ---------------
   TOTAL CURRENT ASSETS ...................................         83,723                      66,655

PROPERTY, PLANT AND EQUIPMENT, net of
   accumulated depreciation of $28,241 and $23,614,
   respectively ...........................................         20,719                      25,994

DEFERRED TAX ASSETS .......................................         22,541                      20,762

INTANGIBLE AND OTHER ASSETS, net of accumulated
   amortization of $36,757 and $27,476, respectively ......         95,657                      53,330
                                                           ----------------             ---------------

TOTAL ASSETS ..............................................       $222,640                    $166,741
                                                           ================             ===============


        See accompanying notes to the Consolidated Financial Statements.

                            PSC INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                (All amounts in thousands, except per share data)
                                   (Continued)

                                                                           September 29, 2000           December 31, 1999
                                                                           ------------------           -----------------
                                                                              (Unaudited)
LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
   Current portion of long-term debt ....................................           $135,406                     $16,281
   Accounts payable .....................................................             24,317                      20,685
   Accrued expenses .....................................................              8,172                       7,086
   Accrued payroll and related employee benefits ........................              3,953                       5,758
                                                                            -----------------             ---------------
   TOTAL CURRENT LIABILITIES ............................................            171,848                      49,810

LONG-TERM DEBT, less current maturities .................................                 --                      57,585

ACCRUED PROVISION FOR DISPUTED ROYALTIES ................................              8,519                       6,400

OTHER LONG-TERM LIABILITIES .............................................              1,980                       1,613

SHAREHOLDERS' EQUITY:
   Series A convertible  preferred  shares,  par value $.01;
   110 shares authorized, issued and outstanding
   ($11,000 aggregate liquidation value) ................................                   1                           1
   Series B preferred shares,  par value $.01; 175
   authorized, no shares issued and outstanding .........................                  --                          --
   Undesignated  preferred shares,  par value $.01;
   9,715 authorized, no shares issued and outstanding ...................                  --                          --
   Common shares, par value $.01; 40,000 authorized
    12,311 and 12,080 shares issued and outstanding .....................                 123                         121
   Additional paid-in capital ...........................................              73,907                      71,843
   Retained earnings/(Accumulated deficit) ..............................             (29,214)                    (18,065)
   Accumulated other comprehensive income/(loss) ........................              (3,167)                     (1,210)
   Less treasury stock repurchased at cost, 180 shares ..................              (1,357)                     (1,357)
                                                                            -----------------             ---------------

TOTAL SHAREHOLDERS' EQUITY ..............................................              40,293                      51,333
                                                                            -----------------             ---------------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY ..............................            $222,640                    $166,741
                                                                            =================             ===============


        See accompanying notes to the Consolidated Financial Statements.


                            PSC INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF OPERATIONS AND RETAINED EARNINGS
                (All amounts in thousands, except per share data)
                                                                                       Three Months Ended
                                                                       ---------------------------------------------------
                                                                            September 29, 2000           October 1, 1999
                                                                            ------------------           ---------------
                                                                                    (Unaudited)              (Unaudited)
NET SALES ...............................................................              $59,543                 $59,031

COST OF SALES ...........................................................               36,798                  34,130
                                                                             ------------------         ---------------
   Gross profit .........................................................               22,745                  24,901

OPERATING EXPENSES:
   Engineering, research and development ................................                5,268                   4,622
   Selling, general and administrative ..................................               13,514                  11,435
   Severance and other costs ............................................                  426                      --
   Write-down of facility ...............................................                6,009                      --
   Amortization of intangibles resulting from
      business acquisitions .............................................                2,870                   1,603
                                                                             ------------------         ---------------
   Income/(loss) from operations ........................................              (5,342)                   7,241

INTEREST AND OTHER INCOME/(EXPENSE):
   Interest expense .....................................................              (3,280)                 (1,826)
   Interest income ......................................................                 100                      70
   Other income/(expense) ...............................................                  54                     425
                                                                             ------------------         ---------------
                                                                                       (3,126)                 (1,331)
                                                                             ------------------         ---------------
   Income/(loss) before income tax provision/(benefit) ..................              (8,468)                   5,910
   Income tax provision/(benefit) .......................................                (468)                   2,068
                                                                                                        ---------------
                                                                             ------------------
   Net income/(loss) ....................................................            ($ 8,000)                  $3,842
                                                                             ==================         ===============

NET INCOME/(LOSS) PER COMMON AND COMMON
      Basic .............................................................              ($0.66)                   $0.32
      Diluted ...........................................................              ($0.66)                   $0.27

WEIGHTED AVERAGE NUMBER OF COMMON AND
      Basic .............................................................               12,120                  12,019
      Diluted ...........................................................               12,120                  14,021

RETAINED EARNINGS/(ACCUMULATED DEFICIT):
   Retained earnings/(Accumulated deficit), beginning of period .........            ($21,214)               ($20,448)
   Net income/(loss) ....................................................              (8,000)                   3,842
                                                                             ------------------         ---------------
   Retained earnings/(Accumulated deficit), end of period ...............            ($29,214)               ($16,606)
                                                                             ==================         ===============


        See accompanying notes to the Consolidated Financial Statements.

                            PSC INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF OPERATIONS AND RETAINED EARNINGS
                (All amounts in thousands, except per share data)

                                                                                         Nine Months Ended
                                                                      --------------------------------------------------------
                                                                             September 29, 2000             October 1, 1999
                                                                             ------------------             ---------------
                                                                                    (Unaudited)                  (Unaudited)
NET SALES ...........................................................                 $188,400                     $176,177

COST OF SALES .......................................................                  116,342                      101,649
                                                                                ---------------             ----------------
   Gross profit .....................................................                   72,058                       74,528

OPERATING EXPENSES:
   Engineering, research and development ............................                   16,505                       13,169
   Selling, general and administrative ..............................                   41,031                       34,593
   Severance and other costs ........................................                    2,100                        2,103
   Merger related costs .............................................                      959                           --
   Write-down of facility ...........................................                    6,009                           --
   Amortization of intangibles resulting from
      business acquisitions .........................................                    8,338                        4,815
                                                                                ---------------             ----------------
   Income/(loss) from operations ....................................                  (2,884)                       19,848

INTEREST AND OTHER INCOME/(EXPENSE):
   Interest expense .................................................                   (9,823)                      (5,908)
   Interest income ..................................................                      322                          209
   Other income/(expense) ...........................................                       77                          337
                                                                                ---------------             ----------------
                                                                                        (9,424)                      (5,362)
                                                                                ---------------             ----------------
   Income/(loss) before income tax provision/(benefit) ..............                  (12,308)                       14,486
   Income tax provision/(benefit) ...................................                   (1,159)                        5,065
                                                                                                            ----------------
                                                                                ---------------
   Net income/(loss) ................................................                 ($11,149)                      $ 9,421
                                                                                ===============             ================

NET INCOME/(LOSS) PER COMMON AND COMMON
      Basic .........................................................                   ($0.92)                        $0.79
      Diluted .......................................................                   ($0.92)                        $0.68

WEIGHTED AVERAGE NUMBER OF COMMON AND
      Basic .........................................................                   12,059                       11,948
      Diluted .......................................................                   12,059                       13,873

RETAINED EARNINGS/(ACCUMULATED DEFICIT):
   Retained earnings/(Accumulated deficit), beginning of period .....                 ($18,065)                    ($26,027)
   Net income/(loss) ................................................                  (11,149)                        9,421
                                                                                ---------------             ----------------
   Retained earnings/(Accumulated deficit), end of period ...........                 ($29,214)                    ($16,606)
                                                                                ===============             ================


        See accompanying notes to the Consolidated Financial Statements.




                            PSC INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (All amounts in thousands)
                                   (Unaudited)

                                                                                      Nine Months Ended
                                                                      --------------------------------------------------
                                                                           September 29, 2000          October 1, 1999
                                                                           ------------------          ---------------
                                                                               (Unaudited)              (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income/(loss) .....................................................          ($11,149)                  $9,421
   Adjustments to reconcile net income/(loss) to net cash
   Depreciation and amortization .........................................             13,887                  10,056
   Loss on write-down of assets ..........................................              6,009                      --
   Deferred tax assets ...................................................            (1,757)                   2,506
   (Increase) decrease in assets:
      Accounts receivable ................................................            (1,203)                     255
      Inventories ........................................................              (567)                  (6,720)
      Prepaid expenses and other .........................................             1,127                       70
   Increase (decrease) in liabilities:
      Accounts payable ...................................................              1,078                     693
      Accrued expenses ...................................................             (1,996)                 (1,573)
      Accrued provision for disputed royalties ...........................              2,119                      --
      Accrued payroll and related employee benefits ......................             (1,878)                    (46)
                                                                            ------------------         ---------------


      Net cash provided by operating activities ..........................              5,670                  14,662

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures, net .............................................             (2,809)                 (3,682)
   Net cash paid for business ............................................            (53,486)                     --
   Additions to intangible and other assets ..............................             (4,292)                 (4,842)
   Proceeds from sale and leaseback transaction ..........................                 --                    8,620
                                                                            ------------------         ---------------

      Net cash (used in) provided by investing activities ................            (60,587)                      96

CASH FLOWS FROM FINANCING ACTIVITIES:
   Additions to long-term debt ...........................................            119,000                   7,000
   Payments of long-term debt ............................................            (58,058)                (22,772)
   Additions to other long-term liabilities, net .........................                362                      81
   Purchase of treasury stock ............................................                 --                    (72)
   Exercise of options and issuance of common shares .....................              1,459                   1,515
   Tax benefit from exercise or disposition of stock options .............                 28                      43
                                                                            ------------------         ---------------

      Net cash provided by (used in) financing activities ................             62,791                 (14,205)

EFFECT OF EXCHANGE RATE CHANGES ON CASH
   AND CASH EQUIVALENTS ..................................................             (1,957)                   (809)
                                                                            ------------------         ---------------

NET INCREASE/(DECREASE) IN CASH AND
   CASH EQUIVALENTS ......................................................              5,917                    (256)

CASH AND CASH EQUIVALENTS:
      Beginning of period ................................................              1,402                   6,180
                                                                            ------------------         ---------------
      End of period ......................................................             $7,319                  $5,924
                                                                            ==================         ===============
        See accompanying notes to the Consolidated Financial Statements.


                            PSC INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
        FOR THE NINE MONTHS ENDED SEPTEMBER 29, 2000 AND OCTOBER 1, 1999

                (All amounts in thousands, except per share data)
                                   (Unaudited)

(1)   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      The accompanying consolidated financial statements have been prepared by the Company without audit. In the opinion of management, these financial statements include all adjustments necessary to present fairly the Company's financial position as of September 29, 2000, the results of operations for the three and nine months ended September 29, 2000 and October 1, 1999 and its cash flows for the nine months ended September 29, 2000 and October 1, 1999. The results of operations for the three and nine months ended September 29, 2000 are not necessarily indicative of the results to be expected for the full year.

      Certain information and disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The accompanying financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 1999 annual report on Form 10-K.

(2)   INVENTORIES

      Inventories are stated at the lower of cost or market using the first-in, first-out method. Inventory costs include material, direct labor and overhead and consist of the following:

                               September 29, 2000           December 31, 1999
                             ------------------------     ----------------------
     Raw materials                      $15,296                    $14,358
     Work-in-process                      6,174                      5,238
     Finished goods                       6,460                      3,747
                                    ------------               ------------
                                        $27,930                    $23,343
                                    ============               ============

(3)      PROPERTY, PLANT & EQUIPMENT

      The Company is consolidating its Webster, New York headquarters with its operations in Eugene, Oregon. As a result, the Company recorded a $6.0 million write-down in connection with the anticipated sale of the Webster, New York facility in accordance with Statement of Financial Accounting No. 121 (SFAS No. 121), "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of". SFAS No. 121 requires an impairment loss to be recognized if the carrying amount of an asset exceeds the fair value of the asset. The facility now approximates fair market value less any commissions or fees to be paid upon disposal, or $6.5 million. The loss was recognized in September 2000 on the facility and related leasehold improvements and is included in the consolidated statements of operations. The Company anticipates disposing of the facility within the next twelve months, at which time, the proceeds will be utilized to reduce the Company's indebtedness under the senior credit facility.

                            PSC INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
        FOR THE NINE MONTHS ENDED SEPTEMBER 29, 2000 AND OCTOBER 1, 1999
                (All amounts in thousands, except per share data)
                                   (Unaudited)

 (4)  DEBT

      Debt consists of the following:

                                    September 29, 2000      December 31, 1999
                                    ------------------    -------------------
     Senior term loan ..............         $70,000               $42,000
     Revolving line of credit ......          34,000                    --
     Subordinated term loan ........          29,652                29,607
     Subordinated promissory note ..           1,251                 2,188
     Other .........................             503                    71
                                         ------------          ------------
                                             135,406                73,866
     Less:  current maturities .....         135,406                16,281
                                         ------------          ------------
                                                 $--               $57,585
                                         ============          ============

The Company borrowed an additional $58.0 million under its amended senior term loan and revolving credit facilities to finance the acquisition of Percon Incorporated (Percon). See Note 5 "Acquisition". The amended revolving credit facilities provide for borrowings up to $45.0 million, of which, $27.0 million was utilized toward the acquisition.

The Company has embarked upon a process of selling certain assets, including the Webster, New York facility, with the objective of generating proceeds to reduce the outstanding indebtedness under the senior credit facility. As of September 29, 2000, the Company has no availability to borrow from the revolving credit facilities.

The Company is required to meet certain financial covenants in relation to its senior and subordinated credit facilities. At September 29, 2000, the Company was in violation of several of its financial covenants including covenants relating to the senior debt ratio, total debt ratio, interest coverage ratio, fixed charge coverage ratio and net worth. The Company believes it has reached an agreement in principle with its senior lenders to waive these events of default and, in connection therewith, to modify certain provisions of the credit agreement through March 31, 2001, subject to certain terms and conditions. Among other provisions, the commitment for its working capital facility will be reduced from $50 million to $45 million and the interest rate will be increased to prime plus 1.50% from November 1, 2000 to December 31, 2000 and to prime plus 2.00% from January 1, 2001 to March 31, 2001. A 2.00% default interest rate on the senior debt will be accrued. The Company has also been negotiating waivers of the foregoing defaults with its subordinated note holders and although there can be no assurance, the Company is optimistic about obtaining such waivers. The Company will also be seeking further amendments to its senior credit facilities and the financial covenants contained therein. If the Company is unsuccessful in obtaining such further amendments prior to March 31, 2001, management believes that the Company will be unable to meet the current financial ratios on that date and the Company will then be in default. In the event of such default, the lenders could elect to declare all amounts borrowed under the credit agreements to be due and payable. Accordingly, the Company has classified all of its long-term debt as current.

                            PSC INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
        FOR THE NINE MONTHS ENDED SEPTEMBER 29, 2000 AND OCTOBER 1, 1999

                (All amounts in thousands, except per share data)
                                   (Unaudited)

      The Company has been advised by its independent public accountants that should the situation remain unresolved prior to the completion of their audit of the Company's financial statements for the year ending December 31, 2000, their auditors' report on those financial statements may be modified for that contingency.

(5)      ACQUISITION

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

                                                                             Pro Forma Nine Months Ended

                                                                  --------------------------------------------------
                                                                    September 29, 2000           October 1, 1999
                                                                  ------------------------     ---------------------
             Net sales ............................................         $189,159                  $201,887
             Income/(loss) from operations ........................          (4,402)                    20,178
             Net income/(loss) ....................................         (12,715)                     6,353

             Net income/(loss) per common and
                  Basic ...........................................          ($1.05)                     $0.53
                  Diluted .........................................          ($1.05)                     $0.46

             Weighted average number of common and
                  Basic ...........................................           12,059                    11,948
                  Diluted .........................................           12,059                    13,873


                            PSC INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
        FOR THE NINE MONTHS ENDED SEPTEMBER 29, 2000 AND OCTOBER 1, 1999
                (All amounts in thousands, except per share data)
                                   (Unaudited)


      In connection with the acquisition, liabilities assumed and net cash paid were as follows:

                        Fair value of assets acquired .....      $67,611
                        Liabilities assumed ...............        6,623
                                                            -------------
                        Cash paid for business ............       60,988
                        Less:  cash acquired ..............        7,502
                                                            -------------
                        Net cash paid for business ........      $53,486
                                                            =============

(6)   SEVERANCE AND OTHER COSTS

      During the first quarter of 2000, the Company recorded a pretax charge of $2.0 million for employee severance and benefit costs for the elimination of approximately 35 positions resulting from integration activities associated with the Percon acquisition and reorganization actions in connection with the Company's sales force. Excluding $0.3 million reversed in the second quarter of 2000, the Company utilized $1.3 million of the accrual in 2000. As of September 29, 2000, the amount of the severance accruals was approximately $0.4 million, which relates to current contractual obligations. Including $0.3 million reversed in the second quarter, these costs reduced 2000 income/(loss) before income tax provision/(benefit), net income/(loss), basic EPS and diluted EPS by $1.7 million, $1.1 million, $0.09 and $0.09, respectively.

 (7)   MERGER RELATED COSTS

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

(8)   SHAREHOLDERS' EQUITY

      Comprehensive income, which includes net income/(loss), foreign currency translation adjustments and unrealized gain/(loss) on securities, was ($8,966) and $3,960 for the three months ended September 29, 2000 and October 1, 1999, respectively, and ($13,106) and $8,300 for the nine months ended September 29, 2000 and October 1, 1999, respectively.

      During the nine month period ended September 29, 2000, employees purchased approximately 135 shares at an average price of $6.38 per share under the provisions of the Company's Employee Stock Purchase Plan.

                            PSC INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
        FOR THE NINE MONTHS ENDED SEPTEMBER 29, 2000 AND OCTOBER 1, 1999
                (All amounts in thousands, except per share data)
                                   (Unaudited)


      Changes in the status of options under the Company's stock option plans are summarized as follows:

                                       January 1, 2000           Weighted          January 1, 1999           Weighted
                                              to                  Average                 to                 Average
                                      September 29, 2000           Price          December 31, 1999           Price
                                   -------------------------    ------------    -----------------------    -------------
     Options outstanding at
        beginning of period ........          3,221                 $7.84                 3,027                 $7.98
     Options granted ...............            230                  5.70                   432                  7.28
     Options exercised .............            (78)                 6.38                   (82)                 7.24
     Options forfeited/canceled ....           (408)                 7.99                  (156)                 9.24
                                            --------                                    --------
     Options outstanding at
        end of period ..............          2,965                 $7.70                 3,221                 $7.84
                                            ========                                    ========

     Number of options at end
        Exercisable ................          2,153                 $7.98                 2,058                 $8.13
        Available for grant ........            618                                         693

      During the nine month period ended September 29, 2000, 253 forfeited options were cancelled due to the expiration of the 1987 Stock Option Plan in December 1997. These options are not available for future grants.

(9)   NET INCOME/(LOSS) PER COMMON AND COMMON EQUIVALENT SHARE

      Basic EPS was computed by dividing reported earnings available to common shareholders by weighted average shares outstanding during the year. Diluted EPS for the three months ended September 29, 2000 and October 1, 1999 was determined on the following assumptions: (1) Preferred Shares and related warrants issued in connection with the private placement of equity were converted upon issuance on January 1, 1999 and (2) warrants issued in connection with the acquisition of Spectra were converted on January 1, 1999.

      The following options and warrants were not included in the computation of diluted EPS since the exercise prices were greater than the average market price of Common Shares. Options to purchase 2,883 and 497 common shares at an average price of $7.81 and $10.76 per share were outstanding for the three months ended September 29, 2000 and October 1, 1999, respectively. Options to purchase 2,883 and 512 common shares at an average price of $7.78 and $10.25 per share were outstanding for the nine months ended September 29, 2000 and October 1, 1999, respectively. Warrants to purchase 1,155 and 180 common shares at an average price of $5.68 and $8.00 per share were outstanding for the three and nine months ended September 29, 2000, respectively. Warrants to purchase 180 common shares at $8.00 per share were outstanding for the nine months ended September 29, 2000.


                            PSC INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
        FOR THE NINE MONTHS ENDED SEPTEMBER 29, 2000 AND OCTOBER 1, 1999
                (All amounts in thousands, except per share data)
                                   (Unaudited)

                                                                        Three Months Ended
                                 -------------------------------------------------------------------------------------------------
                                               September 29, 2000                                  October 1, 1999
                                 -----------------------------------------------    ----------------------------------------------
                                                                        Per                                                Per
                                  Income/(loss)        Shares          Share         Income/(loss)        Shares          Share
                                   (numerator)      (denominator)      Amount         (numerator)      (denominator)      Amount
                                   -----------      -------------      ------         -----------      -------------      ------
Basic EPS:
Income/(loss) available to
common shareholders .............       ($8,000)             12,120     ($0.66)              $3,842             12,019       $0.32

Effect of dilutive securities:
   Options ......................             --                 --                              --                448
   Warrants .....................             --                 --                              --                179
   Preferred Shares                           --                 --                              --              1,375
                                 ---------------- ------------------                ---------------- ------------------
Diluted EPS:
Income/(loss) available to
common shareholders and
assumed conversions .............       ($8,000)             12,120     ($0.66)              $3,842             14,021       $0.27
                                        ========             ======     =======              ======             ======       =====



                                                                         Nine Months Ended
                                ----------------------------------------------------------------------------------------------------
                                              September 29, 2000                                    October 1, 1999
                                ------------------------------------------------    ------------------------------------------------
                                                                        Per                                                 Per
                                 Income/(loss)         Shares          Share         Income/(loss)         Shares          Share
                                  (numerator)       (denominator)      Amount         (numerator)       (denominator)      Amount
                                  -----------       -------------      ------         -----------       -------------      ------
Basic EPS:
Income/(loss) available to
common shareholders                    ($11,149)             12,059     ($0.92)               $9,421             11,948      $0.79
                                                                        =======                                              =====
Effect of dilutive securities:
   Options ......................             --                 --                               --                406
   Warrants .....................             --                 --                               --                144
   Preferred Shares .............             --                 --                               --              1,375
                                ----------------- ------------------                ----------------- ------------------
Diluted EPS:
Income/(loss) available to
common shareholders and
assumed conversions .............      ($11,149)             12,059     ($0.92)               $9,421             13,873       $0.68
                                       =========             ======     =======               ======             ======       =====


                            PSC INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
        FOR THE NINE MONTHS ENDED SEPTEMBER 29, 2000 AND OCTOBER 1, 1999
                (All amounts in thousands, except per share data)
                                   (Unaudited)

(10)     DERIVATIVES

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

     The Company monitors its exposure to foreign currency exchange risk. The Company has limited involvement with derivative financial instruments and does not use them for trading purposes. The Company uses derivative instruments solely to reduce the financial impact of these risks. Cash flows from foreign currency forward exchange contracts are classified in the same category as the item being hedged.

     The Company's exposure to foreign currency relates primarily to its international subsidiaries. Sales to certain countries are denominated in their local currency. The Company enters into foreign currency forward exchange contracts to minimize the effect of foreign currency fluctuations relating to these transactions and commitments denominated in foreign currencies. The foreign exchange contracts generally have maturities of approximately 60 to 90 days and require the Company to exchange foreign currencies for U.S. dollars at maturity, at rates agreed to at the inception of the contracts. Gains and losses on forward contracts are offset against the foreign exchange gains and losses on the underlying hedged items and are recorded in the consolidated statements of operations.

(11)     SUBSEQUENT EVENT

Severance and Other Costs

On November 10, 2000, the Company announced a plan to consolidate its Webster, New York headquarters with its operations in Eugene, Oregon. The consolidation will result in the elimination of approximately 140 employees, of which, 110 employees are located in Webster, New York. Management is still in the process of finalizing the consolidation plan, however, management estimates the charge for severance and other costs, which will be recorded in the fourth quarter of 2000, will range between $2.0 million and $3.0 million.

Litigation

On November 20, 2000, all pending litigation with Symbol Technologies, Inc. ("Symbol") was settled. The agreements resolve all litigation between the parties, settle all disputed royalty payments and uphold the patents asserted by Symbol. In addition, the parties have also amended and clarified the Company's existing license agreement and included certain new patents.

The parties also entered into product supply agreements for products that will begin shipping in approximately one year. Under the terms of the supply agreements, the Company has agreed to purchase hand-held laser scanners and scan engines from Symbol. Symbol has agreed to purchase fixed-position retail point-of-sale scanners from the Company.

The parties have exchanged general releases. Stipulations of Dismissal and Consent Judgments are being submitted to the Courts. Management has not yet quantified the impact of the settlement on the Company's financial statements, however, management estimates that the full amount of the settlement has been accrued at September 29, 2000.

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations

General
-------

The following discussion and analysis should be read in conjunction with the Consolidated Financial Statements and Notes to Consolidated Financial Statements of the Company's December 31, 1999 annual report on Form 10-K.

Overview
--------

On December 21, 1999, the Company acquired substantially all of the assets of GAP Technologies, Inc. and GEO Labs, Inc. (GAP) for approximately $4.8 million. GAP is a technology and research group that designs and manufactures miniature laser scan engines and pen-based scanners. In early 2000, the Company introduced an innovative consumer home shopping appliance, incorporating the miniature scan engine technology developed by GAP. The home shopping system enables consumers to create a shopping list by scanning product bar codes and then transmitting the list online to the retailer.

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

On November 10, 2000, the Company announced a plan to consolidate its Webster, New York headquarters with its operations in Eugene, Oregon. The consolidation will result in the elimination of approximately 140 employees, of which, 110 employees are located in Webster, New York. Management is still in the process of finalizing the consolidation plan, however, management estimates the charge for severance and other costs, which will be recorded in the fourth quarter of 2000, will range between $2.0 million and $3.0 million.

On November 20, 2000, all pending litigation with Symbol Technologies, Inc. ("Symbol") was settled. The agreements resolve all litigation between the parties, settle all disputed royalty payments and uphold the patents asserted by Symbol. In addition, the parties have also amended and clarified the Company's existing license agreement and included certain new patents.

The parties also entered into product supply agreements for products that will begin shipping in approximately one year. Under the terms of the supply agreements, the Company has agreed to purchase hand-held laser scanners and scan engines from Symbol. Symbol has agreed to purchase fixed-position retail point-of-sale scanners from the Company.

The parties have exchanged general releases. Stipulations of Dismissal and Consent Judgments are being submitted to the Courts. Management has not yet quantified the impact of the settlement on the Company's financial statements, however, management estimates that the full amount of the settlement has been accrued at September 29, 2000.

Results of Operations: Three Months ended September 29, 2000 and October 1, 1999
--------------------------------------------------------------------------------

Net Sales. Net sales during the three months ended September 29, 2000 increased $0.5 million or 1% compared with the same period in 1999. The increase in net sales is attributed primarily to the inclusion of Percon product sales and increased sales in U-Scan(R) Express Self-Checkout Systems offset by a decline in retail fixed position and handheld product sales combined with a $2.0 million impact of unfavorable foreign currency exchange rates.

Gross Profit. Gross profit during the three months ended September 29, 2000 decreased $2.2 million or 9% compared with the same period in 1999. As a percentage of sales, gross profit decreased from 42.2% to 38.2%. The decrease in gross profit is primarily due to a change in the Company's product mix and the impact of unfavorable foreign currency exchange rates.

Engineering, Research and Development. Engineering, Research and Development (ER&D) expenses increased $0.6 million or 14%, as compared to the same period in 1999. As a percentage of sales, ER&D was 8.8% in the third quarter of 2000 versus 7.8% in the third quarter of 1999. The increase in ER&D is primarily attributable to additional investments in developing new products and enhancing existing products, and the inclusion of GAP Technologies and Percon, which were acquired in December 1999 and January 2000, respectively.

Selling, General and Administrative. Selling, General and Administrative (SG&A) expenses increased $2.1 million or 18%, as compared to the third quarter of 1999. As a percentage of sales, SG&A was 22.7% in 2000 versus 19.4% in 1999. The dollar and percentage increases are primarily due to the inclusion of Percon and higher royalty expense recorded in connection with the February 8, 2000 decision related to the Company's licensing agreements with Symbol Technologies, Inc. See "Legal Proceedings."

Write-down of Facility. In September 2000, the Company recorded a $6.0 million write-down in connection with the anticipated sale of the Webster, New York facility.

Interest Expense. Interest expense increased $1.5 million versus the comparable period in 1999. The increase is primarily due to additional borrowings of $58.0 million in January 2000 to finance the acquisition of Percon.

Income Tax Provision/(Benefit). Excluding nondeductible goodwill amortization recorded in connection with the Percon acquisition and the write-down on the Webster facility, the Company's effective tax rate was 36% in 2000 versus 35% in 1999.

Results of Operations:  Nine Months ended September 29, 2000 and October 1, 1999
--------------------------------------------------------------------------------

Net Sales. Net sales during the nine months ended September 29, 2000 increased $12.2 million or 7% compared with the same period in 1999. The increase in net sales is attributed primarily to the inclusion of Percon product sales and increased sales in U-Scan(R) Express Self-Checkout Systems offset by a decline in retail fixed position and handheld product sales combined with a $4.9 million impact of unfavorable foreign currency exchange rates.

Gross Profit. Gross profit during the nine months ended September 29, 2000 decreased $2.5 million or 3% compared with the same period in 1999. As a percentage of sales, gross profit decreased from 42.3% to 38.2%. The decrease in gross profit is primarily due to a change in the Company's product mix and the impact of unfavorable foreign currency exchange rates.

Engineering, Research and Development. Engineering, Research and Development (ER&D) expenses increased $3.3 million or 25%, as compared to the same period in 1999. As a percentage of sales, ER&D was 8.8% in 2000 versus 7.5% in 1999. The increase in ER&D is primarily attributable to additional investments in developing new products and enhancing existing products, and the inclusion of GAP Technologies and Percon, which were acquired in December 1999 and January 2000, respectively.

Selling, General and Administrative. Selling, General and Administrative (SG&A) expenses increased $6.4 million or 19%, as compared to the same period in 1999. As a percentage of sales, SG&A was 21.8% in 2000 versus 19.6% in 1999. The dollar and percentage increases are primarily due to the inclusion of Percon and higher royalty expense recorded in connection with the February 8, 2000 decision related to the Company's licensing agreements with Symbol Technologies, Inc. See "Legal Proceedings."

Severance and Other Costs. During the first quarter of 2000, the Company recorded a pretax charge of $2.0 million for employee severance and benefit costs for the elimination of approximately 35 positions resulting from integration activities associated with the acquisition of Percon and reorganization actions in connection with the Company's sales force. Excluding $0.3 million reversed in the second quarter of 2000, the Company utilized $1.3 million of the accrual in 2000. As of September 29, 2000, the amount of the severance accruals was approximately $0.4 million, which relates to current contractual obligations. Including $0.3 million reversed in the second quarter, these costs reduced 2000 income/(loss) before income tax provision/(benefit), net income/(loss), basic EPS and diluted EPS by $1.7 million, $1.1 million, $0.09 and $0.09, respectively.

Merger Related Costs. The Company recorded a pre-tax charge of approximately $1.0 million during the second quarter of 2000 for expenses related to the termination of merger activities.

Write-down of Facility. In September 2000, the Company recorded a $6.0 million write-down in connection with the anticipated sale of the Webster, New York facility.

Interest Expense. Interest expense increased $3.9 million versus the comparable period in 1999. The increase is primarily due to additional borrowings of $58.0 million in January 2000 to finance the acquisition of Percon, and bank fees incurred in connection with amendments and waivers obtained for the senior and subordinated credit agreements.

Income Tax Provision/(Benefit). Excluding nondeductible goodwill amortization recorded in connection with the Percon acquisition and the write-down on the Webster facility, the Company's effective tax rate was 36% in 2000 versus 35% in 1999.

Liquidity and Capital Resources
-------------------------------

Current assets increased $17.1 million from December 31, 1999 primarily due to the inclusion of Percon and the increase in accounts receivable. Current liabilities increased $122.0 million from December 31, 1999 primarily due to the reclassification of long-term debt to current as a result of noncompliance with the debt covenants (as discussed below). As a result, working capital decreased $104.9 million from December 31, 1999.

Property, plant and equipment expenditures totaled $2.8 million and $3.7 million for the nine months ended September 29, 2000 and October 1, 1999. The 2000 expenditures primarily related to new product tooling, computer software and hardware, and manufacturing equipment.

At September 29, 2000, liquidity immediately available to the Company consisted of cash and cash equivalents of $7.3 million. The Company has embarked upon a process of selling certain assets, including the Webster, New York facility, with the objective of generating proceeds to reduce the outstanding indebtedness under the senior credit facility. As of September 29, 2000, the Company has no availability to borrow from the revolving credit facilities.

The Company is required to meet certain financial covenants in relation to its senior and subordinated credit facilities. At September 29, 2000, the Company was in violation of several of its financial covenants including covenants relating to the senior debt ratio, total debt ratio, interest coverage ratio, fixed charge coverage ratio and net worth. The Company believes it has reached an agreement in principle with its senior lenders to waive these events of default and, in connection therewith, to modify certain provisions of the credit agreement through March 31, 2001, subject to certain terms and conditions. Among other provisions, the commitment for its working capital facility will be reduced from $50 million to $45 million and the interest rate will be increased to prime plus 1.50% from November 1, 2000 to December 31, 2000 and to prime plus 2.00% from January 1, 2001 to March 31, 2001. A 2.00% default interest rate on the senior debt will be accrued. The Company has also been negotiating waivers of the foregoing defaults with its subordinated note holders and although there can be no assurance, the Company is optimistic about obtaining such waivers. The Company will also be seeking further amendments to its senior credit facilities and the financial covenants contained therein. If the Company is unsuccessful in obtaining such further amendments prior to March 31, 2001, management believes that the Company will be unable to meet the current financial ratios on that date and the Company will then be in default. In the event of such default, the lenders could elect to declare all amounts borrowed under the credit agreements to be due and payable. Accordingly, the Company has classified all of its long-term debt as current.

The Company has been advised by its independent public accountants that should the situation remain unresolved prior to the completion of their audit of the Company's financial statements for the year ending December 31, 2000, their auditors' report on those financial statements may be modified for that contingency.

The Company's liquidity is dependent upon its ability to successfully generate positive cash flow from operations and completion of asset sales. Notwithstanding the foregoing, there can be no assurance that the Company will have sufficient cash flows to meet its working capital and capital expenditure requirements.

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

Cautionary Statement Pursuant to Safe Harbor Provisions of the Private
----------------------------------------------------------------------
Securities Litigation Reform Act of 1995
----------------------------------------

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

Symbol Technologies, Inc.

         On November 20, 2000, all pending litigation with Symbol Technologies, Inc. ("Symbol") was settled. The agreements resolve all litigation between the parties, settle all disputed royalty payments and uphold the patents asserted by Symbol. In addition, the parties have also amended and clarified the Company's existing license agreement and included certain new patents.

         The parties also entered into product supply agreements for products that will begin shipping in approximately one year. Under the terms of the supply agreements, the Company has agreed to purchase hand-held laser scanners and scan engines from Symbol. Symbol has agreed to purchase fixed-position retail point-of-sale scanners from the Company.

         The parties have exchanged general releases. Stipulations of Dismissal and Consent Judgments are being submitted to the Courts.

Lemelson

         On May 15, 2000, the Company, along with the other Auto ID companies, filed a motion seeking permission to file an interlocutory appeal of the Court's decision to strike the count of the complaint which alleged that the Lemelson Partnership's delays in obtaining its patents rendered them unenforceable for laches. The motion was granted on July 14, 2000, and on August 4, 2000, the petition for leave to appeal was filed with the United States Court of Appeals for the Federal Circuit. On September 1, 2000, the United States Court of Appeals for the Federal Circuit granted the petition of the Company and the other Auto ID companies for permission to pursue this interlocutory appeal.


Metrologic Instruments, Inc.

         The suit involving Metrologic Instruments, Inc. has been restored to the Court's calendar. Discovery is on-going. A status conference before the Court is scheduled for December 11, 2000.

Item 2:   Changes in Securities:  None
          ---------------------

Item 3:   Defaults upon Senior Securities:
          -------------------------------

     The Company is required to meet certain financial covenants in relation to its senior and subordinated credit facilities. At September 29, 2000, the Company was in violation of several of its financial covenants including covenants relating to the senior debt ratio, total debt ratio, interest coverage ratio, fixed charge coverage ratio and net worth. The Company believes it has reached an agreement in principle with its senior lenders to waive these events of default and, in connection therewith, to modify certain provisions of the credit agreement through March 31, 2001, subject to certain terms and conditions. Among other provisions, the commitment for its working capital facility will be reduced from $50 million to $45 million and the interest rate will be increased to prime plus 1.50% from November 1, 2000 to December 31, 2000 and to prime plus 2.00% from January 1, 2001 to March 31, 2001. A 2.00% default interest rate on the senior debt will be accrued. The Company has also been negotiating waivers of the foregoing defaults with its subordinated note holders and although there can be no assurance, the Company is optimistic about obtaining such waivers. The Company will also be seeking further amendments to its senior credit facilities and the financial covenants contained therein. If the Company is unsuccessful in obtaining such further amendments prior to March 31, 2001, management believes that the Company will be unable to meet the current financial ratios on that date and the Company will then be in default. In the event of such default, the lenders could elect to declare all amounts borrowed under the credit agreements to be due and payable. Accordingly, the Company has classified all of its long-term debt as current.

Item 4:  Submission of Matters of Shareholders to a Vote of Security Holders:
         -------------------------------------------------------------------
         None

Item 5:  Other Information:
         -----------------

         The Company received notification on September 6, 2000 that its common stock has failed to maintain a minimum bid price of $5.00 per share over the previous 30 consecutive trading days as required for continued listing on The Nasdaq National Market. In accordance with Marketplace Rule 4310(c)(8)(B), the Company was provided 90 calendar days (or until December 5, 2000) to regain compliance with this Rule. If at any time prior to December 5, 2000 the bid price of the Company's common stock is at least $5.00 for 10 consecutive trading days, the Company will have achieved compliance with this Rule. There can be no assurance that the bid price of the Company's stock will be at or above $5.00 for the requisite period of time. If the Company is unable to regain compliance with the Rule or has not submitted an application to transfer to The Nasdaq SmallCap Market, its common stock will be delisted effective on the opening of business on December 7, 2000. Management intends to submit an application to transfer its common stock to The Nasdaq SmallCap Market prior to December 5, 2000 if compliance is not attained prior to such date. There can be no assurance that the Company will satisfy the requirements for listing on that market.

         On October 23, 2000, William L. Parnell,  Jr., who had  previously held
executive  positions  with the  Company, was  appointed  to  the   newly created
position of Executive Vice President and Chief Operating Officer.

         Effective November 20, 2000, Michael J. Stachura was promoted to the position of Vice President, Chief Financial Officer & Treasurer. He succeeds William J. Woodard, who had been the Company's Vice President, Chief Financial Officer and Treasurer and who remains as a consultant to the Company on an interim basis.

Item 6:   Exhibits and Reports on Form 8-K

(a)      Exhibits:
         ---------

3.1      Amended Bylaws of the Company as currently in effect..............  22

(b)      Reports on Form 8-K:   None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             PSC Inc.



DATE:    November 20, 2000                 By:/s/ Robert S. Ehrlich
                                           Robert S. Ehrlich
                                           Chairman of the Board of Directors &
                                           Interim Co-Chief Executive Officer

DATE:    November 20, 2000                 By:/s/ Bert W. Wasserman
                                           Bert W. Wasserman
                                           Member of the Board of Directors &
                                           Interim Co-Chief Executive Officer

DATE:    November 20, 2000                 By:/s/ Michael J. Stachura
                                           Michael J. Stachura
                                           Vice President, Chief Financial
                                           Officer & Treasurer
                                          (Principal Accounting Officer)