Form 10-K
period 2000-12-31
PSC INC
filed 2001-04-16
CIK 319379

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

(Mark One)

|X| Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

      For the fiscal year ended December 31, 2000 or
                                -----------------

|_| Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

      For the transition period from ____ to ____

Commission file number:  0-9919
                         ------

PSC Inc.
--------------------------------------------------------------------------------
              Exact name of registrant as specified in its charter

New York                                                              16-0969362
--------------------------------------------------------------------------------
State or other jurisdiction of incorporation                 IRS Employer ID No.
or organization

4800 SW Meadows Rd. Suite 300, Portland, Oregon                            97035
--------------------------------------------------------------------------------
Address of principal executive offices                                  Zip Code

Registrant's telephone number, including area code: 503-534-3553

           Securities registered pursuant to Section 12(b) of the Act:
           -----------------------------------------------------------
                                      None

Securities registered pursuant to Section 12(g) of the Act: Nasdaq Stock Market
----------------------------------------------------------

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

                                 Yes |X| No |_|

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K |X|.

As of March 30, 2001, the aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $14,156,775. (Assumes officers, directors and any shareholder holding 5% of the outstanding shares are affiliates.)

As of March 30, 2001, there were 12,458,071 outstanding Common Shares.

Documents incorporated by reference:

Part III incorporates information from certain portions of PSC Inc.'s Proxy Statement for the 2001 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission within 120 days after the close of the fiscal year.

                                TABLE OF CONTENTS

                                     PART I
                                     ------
                                                                        PAGE
                                                                        ----
Item 1:  Business......................................................   4
Item 2:  Properties....................................................  21
Item 3:  Legal Proceedings.............................................  22
Item 4:  Submission of Matters to a Vote of Security Holders...........  25
           Executive Officers of Registrant............................  26

                                    PART II
                                    -------

Item 5:  Market for Registrant's Common Equity and Related
           Security Holder Matters.....................................  29
Item 6:  Selected Financial Data.......................................  30
Item 7:  Management's Discussion and Analysis of Financial
           Condition and Results of Operations.........................  31
Item 8:  Financial Statements and Supplementary Data...................  37
Item 9:  Changes in and Disagreements with Accountants
           on Accounting and Financial Disclosure......................  37

                                   PART III
                                   --------

Item 10:  Directors and Executive Officers of the Registrant...........  37
Item 11:  Executive Compensation.......................................  37
Item 12:  Security Ownership of Certain Beneficial Owners and
            Management.................................................  37
Item 13:  Certain Relationships and Related Transactions...............  37

                                    PART IV
                                    -------

Item 14:  Exhibits, Financial Statement Schedules and Reports
            on Form 8-K................................................  38


ADVANTAG is a trademark of Eldat Communication Ltd.
U-SCAN and U-SCAN EXPRESS are trademarks of Optimal Robotics Corp. MICROSOFT and WINDOWS are trademarks of Microsoft Corporation.
VISOR, SPRINGBOARD, AND HANDSPRING are trademarks of Handspring, Inc. PALM OS is a trademark of Palm, Inc.
INTEL is a trademark of Intel Corporation.

PART I

                                ITEM 1: BUSINESS

COMPANY OVERVIEW

      PSC Inc., together with its subsidiaries, (the Company) was incorporated in the State of New York in 1969. The Company is a full service provider of bar code based products designed to help companies implement supply chain management solutions. Since its inception in 1969, the Company has established a leadership position by building equipment with durability, reliability and performance. Today, the Company has evolved from simply a manufacturer of barcode scanners to a complete supply chain management solution provider.

      The Company designs, manufactures and sells products and complete solutions in three primary markets: Mobile and Wireless, Retail Automation, and Automatic Identification and Data Collection (AIDC). The Company's Mobile and Wireless offering is tailored for the warehousing, distribution and retail markets, and includes batch and wireless portable, vehicle-mount, and fixed-station data collection terminals, as well as wireless networks, connectivity software, program development tools, and complete warehouse management system solutions. The Retail Automation offering includes self-checkout systems, electronic shelf label systems, and Point-of-Sale (POS) bar code scanners, designed for a variety of retail segments including supermarkets, drug stores, mass merchandisers, department stores, and specialty stores. The Company's AIDC offering includes a broad line of handheld barcode scanners, bar code scan engines, fixed position industrial bar code scanners and scanning systems, and automated carton dimensioning systems. These products are designed for every stage of the supply chain, from raw material, manufacturing and warehousing, to logistics, transportation, inventory management and POS. The Company's products are used throughout the world in automated data collection solutions in the food, general retail, health care, manufacturing, warehousing, logistics, package handling and other industries.

      The Company has positioned itself within the Mobile and Wireless, Retail Automation, and AIDC markets by selling both domestically and internationally. International sales accounted for approximately 61% of the Company's 2000 total sales. The Company has a diversified customer base comprised of original equipment manufacturers (OEMs), value-added resellers (VARs), distributors, systems integrators and end users. The Company's distribution relationships have enabled it to introduce its products to new vertical markets, and have fostered the development of strategic relationships with leading industry participants and end users.

      The Company designs, manufactures, sells, distributes and services its products from world-class manufacturing facilities in Eugene, Oregon and Webster, New York. The Company has sales and service offices throughout Europe, Asia, Australia and the Americas.

      In December 2000, the Company transferred its corporate headquarters from Webster, New York to Portland, Oregon in connection with a plan to consolidate its Webster, New York operations with its operations in Oregon.

      On November 20, 2000, all pending litigation with Symbol Technologies, Inc. ("Symbol") was settled. The agreements resolved all litigation between the parties and settled all disputed royalty payments. In addition, the parties amended and clarified the Company's existing license agreement and included certain new patents. The parties also entered into product supply agreements for products that will begin shipping in late 2001. Under the terms of the supply agreements, the Company agreed to purchase hand-held laser scanners and scan engines from Symbol. Symbol agreed to purchase fixed-position retail POS scanners from the Company.

      In November 2000, the Company announced a restructuring plan to reduce its debt and to achieve future profitability and growth. The Company has identified the following actions to achieve its objectives: 1) the consolidation of its Webster, New York operations with its Eugene, Oregon operations, 2) the sale of certain non-core assets including the sale of its Webster, New York facility; the sale of its imager and verification product lines; and the sale of its Automation product line and 3) the decision to focus the Company's concentration on three primary markets including Mobile and Wireless, Retail Automation, and Automatic Identification and Data Collection.

      On June 5, 2000, the Company, Mohawk Corp. (Parent) and Mohawk Acquisition Corp., a wholly owned subsidiary of Parent (Purchaser), entered into an Agreement and Plan of Merger. On July 24, 2000, Parent, Purchaser and the Company executed a Termination Agreement whereby the parties agreed to terminate the offer effective on such date. The Company recorded a pretax charge of $1.0 million during the second quarter of 2000 for expenses related to the merger activities.

      On January 19, 2000, the Company acquired all of the outstanding shares of Percon Incorporated (Percon), a manufacturer of wireless and batch portable data terminals (PDTs), decoders, input devices and data management software, for approximately $61.0 million. The acquisition of Percon significantly increased the scope of the Company's product line, enhancing the Company's ability to provide systems type solutions and to expand the Company into the PDT and software/services categories of the AIDC market, which are growing rapidly. The transaction was accounted for under the purchase method of accounting.

      On December 21, 1999, the Company acquired substantially all of the assets of GAP Technologies, Inc. and GEO Labs, Inc. (GAP) for $4.8 million. GAP is a technology and research group that designs and manufactures miniature laser scan engines and pen-based scanners. In November 2000, all intellectual property and physical assets associated with GAP were transferred to Symbol.

      In May 1999, the Company made a minority interest investment of $3.0 million in Eldat Communication Ltd., which develops and manufactures fully integrated electronic price display systems for retail applications, including electronic shelf labels. The system interfaces with a store's main computer, POS and back-office system enabling immediate, coordinated price changes to thousands of products.

      In September 1997, the Company completed a private placement of Convertible Preferred Shares with Hydra Investissements S.A., a Luxembourg corporation. The Company received net proceeds of $10.2 million from the offering which were used to repay a portion of its senior revolving credit facility.

      In July 1996, the Company acquired Spectra-Physics Scanning Systems, Inc., TxCOM S.A. and related businesses (Spectra). Spectra was one of the world's leading manufacturers of countertop and in-counter fixed position bar code scanners for retail POS applications. The purchase price was approximately $140.0 million and was accounted for under the purchase method of accounting.

MARKETS

      The Company currently focuses on three primary markets - Mobile and Wireless, Retail Automation, and AIDC.

Mobile and Wireless

      The Mobile and Wireless market consists of a wide range of applications in the supply chain, government, health care, and other industries, where mobile workers collect, use, and communicate information, utilizing batch or wireless portable, vehicle-mount, and fixed-station data collection terminals and software solutions tailored for their applications.

      The Company offers a complete line of portable, vehicle-mount, and fixed-station data collection terminals and wireless systems to streamline supply chain management. For example, the Company's IntelliTrack(R) WMS software offers seamless integration with the Company's Falcon(TM) line of data collection terminals to provide a single source solution for the warehouse or distribution center. The Company also offers a wide range of Professional Services, to assist customers in implementing complete solutions in the manufacturing, warehousing and distribution, and retail markets upon which the Company focuses.

Retail Automation

      The Retail Automation market includes systems and solutions to improve operating efficiency and effectiveness, and customer service in retail segments, including food, drug, discount, convenience, specialty, and department stores. Retail Automation spans such diverse applications as self-checkout, electronic shelf management, POS barcode scanning, and mobile and wireless applications including shelf price audit, direct store delivery, and inventory tracking and replenishment.

      The Company's first retail automation solution was POS bar code scanning, which remains as a core business today. In recent years, the Company has expanded its retail automation offering to include self-checkout systems, electronic shelf label systems, and mobile and wireless systems. The Company has been active in the self-checkout industry during the past five years through the manufacturing and marketing of the U-Scan Express(TM) self-checkout system, in conjunction with Optimal Robotics Corporation (Optimal). On December 31, 2000, the Company ceased its affiliation with Optimal, and in February 2001, announced the PSC QUICKcheck(TM) Self-Checkout System, developed under a strategic alliance with Kyrus Corporation. The PSC QUICKcheck Self-Checkout System is designed to permit supermarket and other retail segment customers to scan, bag and pay for purchases with little or no assistance from store personnel. In addition, the Company offers electronic shelf label systems, which deliver shelf edge data for use in pricing, merchandising, and managing the retail environment. Also, the Company's mobile and wireless offering, including portable data collection terminals and wireless networks, is ideally suited for retail in-store and back-room applications.

Automatic Identification and Data Collection (AIDC)

      The AIDC market consists of commercial, manufacturing, warehousing, logistics and distribution applications of bar code systems and data management within retail, service, manufacturing, logistics, health care and transportation businesses and organizations. These industries have adopted bar code standards and installed bar code systems in order to increase productivity and increase the reliability of data transactions. Automated data collection and communication is now used, for example, to track insurance forms and financial documents, record quality levels of manufactured items, sort parcels, mail and airline baggage, prepare shipping manifests and catalog blood and plasma inventories. Automatic dimensioning of cartons allows shippers to maximize loads and more accurately invoice shipping costs. The Company is currently active in several of these applications across a variety of market segments.

COMPANY PRODUCTS AND SERVICES

      The Company offers a broad line of products and services for the mobile and wireless, retail automation, and AIDC markets.

Mobile and Wireless Solutions

      The Company offers a complete line of portable, vehicle mount, and fixed-station data collection terminals and wireless systems, for use in manufacturing, warehousing and distribution, and retail applications. The Company also offers the IntelliTrack(R) WMS complete warehouse management system solution, other data management applications, program development tools, wireless connectivity software solutions, and Professional Services to assist customers with system development, integration, installation, and support.

Data Management Software Solutions

      The Company offers the IntelliTrack(R) line of data management software solutions, for managing inventory in a wide range of environments from the stock room to the complete warehouse or distribution center.

IntelliTrack(R) WMS -- IntelliTrack WMS is a reliable, affordable, and easy-to-use warehouse management solution available in both batch and real-time radio frequency (RF) versions. Benefits of IntelliTrack WMS include improved inventory accuracy, increased labor productivity, and better customer service. IntelliTrack WMS includes advanced warehouse management capabilities, including directed picking and put-away, cubing, wave management, and cross docking. IntelliTrack WMS was designed with scalability in mind. Microsoft(R) SQL Server support means that customers can comfortably handle hundreds of users and tens of thousands of SKU's with excellent response time. IntelliTrack WMS was developed with the latest Microsoft(R) development tools, assuring compatibility with most any system. Since source code is included for the workstation client, customers have the ability to modify reports, bar code labels, perform special queries, or even change the look and feel of the software. By combining IntelliTrack WMS with any of the Company's Falcon(TM) RF portable data terminals, customers can create a complete low-cost, real-time warehouse management system. IntelliTrack WMS is an ideal solution for warehouse operations in manufacturing, distribution, retail, government and health care.

IntelliTrack(R) Data Management Software. IntelliTrack data management software is designed to maintain inventory in a variety of business environments. This user-friendly inventory tracking system combines state-of-the-art bar code data collection using the Company's broad line of portable data collection terminals, with a sophisticated Windows(R) -based inventory management program for the PC. The Company's IntelliTrack suite of products offers a relational database to ensure data integrity, portable bar code reader integration to maximize data collection efficiency, and bar code label printing capabilities to improve data collection accuracy. IntelliTrack is available in versions to support a variety of data management applications, including fixed assets, tool room, stock room, check-in and check-out, and inventory shipping and receiving.

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

Falcon(TM) 340 and Falcon(TM) 345. The Falcon 340 and 345 are the latest members of the growing family of feature-rich Falcon portable data collection terminals, engineered for fast, accurate, customizable, real-time automatic data collection to solve the needs of businesses in their quest for greater efficiency, productivity and profitability. These sleek new portable terminals were ergonomically designed with the end-user in mind. They are the lightest weight units in their class, only 13oz. (365 g). Engineered to reduce fatigue, these terminals are ideally balanced over the hand using a form-fit rubber-grip handle. Other ergonomic features include an integrated scan trigger, a large 16-line backlit display and a complete 38-key alphanumeric keypad. At the heart of the Falcon 340 and 345 portable data terminals is a powerful 32 bit 486-class processor, running at 33MHz, with 8MB of RAM and 2MB of Flash ROM. This flexible architecture also supports an internal PCMCIA Type II PC card for additional memory or wireless LAN connectivity. Because the Falcon 340 and 345 use a standard operating system, DOS 6.22, users can run applications previously developed for other Falcon terminals and other DOS terminals. They can also use popular PC development tools like the Company's Universal Program Generator
(UPG) or RF SDK to create custom applications for their data collection needs. The Falcon 340 is intended for batch data collection, and the Falcon 345 for real-time wireless data collection. The Falcon 345 can be configured with any of the leading 2.4GHz spread spectrum wireless LAN solutions including Cisco, Lucent, Proxim, and Symbol.

Falcon(TM) 330 and Falcon(TM)335. The Falcon 330 and 335 are the Company's most compact batch and RF portable data collection terminals. At under 13.0 oz (0.4 kg), the Falcon 330 and 335 are the smallest and lightest 16-line DOS-based terminals on the market. Both models feature a powerful 486-class processor, 8MB RAM, 2MB flash ROM, internal PC card slot, 16-line screen, 38-key keypad, and IP54 sealing rating. The Falcon 335 is available with any of the popular 2.4 GHz spread spectrum radios.

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

Falcon(TM) 310 and Falcon(TM) 315. The Falcon 310 and 315 are the Company's most affordable DOS-based batch and RF PDTs. They feature a backlit 8-line display, 386-class processor and a user accessible PC Card slot for 2.4 GHz spread spectrum radio, ATA flash cards or modem.

PT2000. The PT2000 is a 12-ounce PDT with 34 splash resistant alphanumeric keys, up to two megabytes of data storage and the ability to support multiple types of input devices. The PT 2000 is easily programmed with the Company's PPG Program Generator, a Microsoft(R) Windows(R)-based application program generator, which enables users to quickly and easily outline their data collection task and upload the program to the PT 2000. Program changes that were expensive and took days can be finished in minutes.
 .
TopGun(R). The TopGun is a PT 2000 with an integrated laser, which allows for one-handed scanning, and can be adapted easily for either right- or left-handed use. TopGun includes all the features of the PT2000, and includes a detachable laser scanning module.

Momentum(TM) Scanning Module. The Momentum Scanning Module is a compact laser-based, barcode scanning module designed for insertion into the Springboard(TM) expansion slot of the Handspring(TM) Visor(TM) handheld computer. The Momentum scanning module combined with the Visor(TM) yields a very economical portable data collection terminal for light-duty applications. The Momentum scanning module is more than a scanner; it also includes flash memory for storage of programs and data. Because the Visor(TM) incorporates the Palm OS(TM) operating system, developing data collection programs is a snap, using a variety of development tools available on the market. The Momentum/Visor(TM) solution is ideal for professionals on the go, including field sales people, health care professionals, store managers, and even consumers, who can use the product to create shopping lists and shop from home.

Vehicle Mount Terminals

Vehicle mount terminals are data collection computers designed to be mounted in vehicles, such as fork-lift trucks. They are used for data collection in mobile applications in warehouses, distribution centers, factories, and other industrial environments.

Falcon(TM) 615 and Falcon(TM) 655. The Falcon 615 and 655 Vehicle Mount Terminals are rugged, industrial grade computers designed for the harshest environments, such as fork-lifts or other mobile industrial applications. Both have an IP56 enclosure rating, integrated 12-80 VDC power supply, and super bright electroluminescent display option. The Falcon 615 and 655 utilize an Intel(R) 386 processor running the DOS 6.22 operating system, and supports all popular 2.4 GHz spread spectrum radio options. The Falcon 655 features a full screen and detachable keyboard. The Falcon 615 features a half-screen and integrated keyboard.

Fixed Station Terminals

Fixed station terminals are rugged and sealed computers designed for fixed position data collection applications, such as shop floor data collection, warehouse management, labor and asset tracking, and industrial process control.

Falcon(TM) 510 and Falcon(TM) 515. The Falcon 510 and 515 are the Company's new fixed station terminals, designed with flexibility in mind; supporting open systems architecture, an extensive set of host connectivity options and interface capabilities for a wide array of data input devices, including relay protected I/O ports. These rich features combined with an attractive price enable the Falcon 510 and 515 to operate in a wide variety of stand-alone and enterprise-wide data collection and system control applications. The Falcon 510 and 515 have a powerful 486-class processor, running at 33MHz, and operate under DOS 6.22. The Falcon 510 and 515 come standard with 8Mb of RAM, 2Mb of Flash ROM, two internal PCMCIA Type I/II slots, a 15-line x 40 character mono or color display and full 69 key QWERTY keypad. Because the Falcon 510 and 515 use a standard operating system, customers can run applications previously developed for portable Falcon terminals or other DOS computers. They can also use popular PC development tools like the Company's Universal Program Generator to create custom applications for their data collection and system control needs.

Batch and RF Programming Tools

Programming tools are used for programming batch and RF portable, vehicle-mount, or fixed-station data collection terminals. They are designed to make programming fast and easy, for use by programmers and non-programmers alike.

Universal Program Generator (UPG). The Universal Program Generator enables application developers to save time and money when developing applications for the Company's Falcon(TM) family and other DOS-based data collection terminals. UPG operates within a 32-bit Windows(R)-based graphical programming environment. UPG is simple enough for non-programmers to use, yet offers the features, functionality, and power to develop advanced applications. UPG provides non-programmers step-by-step instructions and settings via an on-line tutorial, enabling the novice programmer to learn tool usage and programming techniques. Programmers will find that UPG simplifies complex tasks such as validation and data manipulation. Advanced features include 'C' code hooks, attachment of custom libraries and functions, direct serial port access, program licensing to specific data collection terminals, capabilities for removing data, and storing or displaying data as required.

PSC Program Generator (PPG). The PSC Program Generator (PPG) takes the programming out of programming. With PPG and either of the Company's PT 2000 or TopGun portable data collection terminal, customers can begin tracking inventory within hours, not weeks, saving time and money. PPG allows customers to design customized data collection applications for the PT 2000 and TopGun portables by simply creating, filling in and linking dialog boxes. Running in a Microsoft(R) Windows(R) environment, PPG uses a graphical user interface (GUI) and a mouse. Once the application program is created, PPG automatically compiles it into the format needed for the portable. There is no difficult programming language to learn.

RF Software Developers Kit (SDK). The Company's RF Software Development Kit (RF
SDK) is a programmer's tool for building RF data collection applications for the Company's Falcon data collection terminals. The RF SDK allows Visual Basic, Visual C++, Delphi, PowerBuilder and Access programmers the ability to rapidly develop RF based client/server applications for the Company's Falcon(TM) data collection terminals. RF SDK uses the TCP/IP protocol to communicate between the server application running on the host and the included DOS client that runs on the Falcon terminal. RF SDK is designed to handle up to 50 RF terminals simultaneously per server. A Windows(R) client is included to allow the developer to test the application quickly in a simulator environment. RF SDK supports all the popular 2.4 GHz spread spectrum radios. With the RF SDK, programmers now have an easy way to implement RF solutions within their favorite development environment, thereby reducing learning curve and minimizing customer support time.

Wireless Data Communication Solutions

Wireless Data Communications Solutions enable Falcon(TM) RF data collection terminals to communicate over wireless networks, and enable system administrators to easily manage and control the wireless network.

PowerNet Twin Client. With PowerNet Twin Client, customers can easily configure RF-enabled Falcon portable terminals for real-time data collection applications. PowerNet Twin Client supports IBM 5250/3270, VT100/220 and HP700/92 terminal emulation, and includes a screen formatting feature, which allows the portable data terminal to properly resize and display an 80 x 24 column terminal screen on a smaller portable terminal screen. Screen formatting takes place in the portable rather than in the server. PowerNet Twin Client, running on the Falcon RF data collection terminal, can reformat screens for display on a portable and achieve sub-second response times--without the need for a wireless network controller.

PowerNet Vision. PowerNet Vision expands the field of view and extends management capabilities of the wireless network administrator to include the entire wireless infrastructure. Vision is a 32-bit, Windows(R)-based network tool that eases the burden of installing, administering, and upgrading wireless systems. Vision supports all major IEEE 802.11, 2.4Ghz, and selected 900Mhz networks. PowerNet Vision provides the single tool for managing the latest wireless technologies, as well as existing equipment, regardless of the manufacturer.

Falcon Lynx Browser. The Falcon Lynx Browser brings the power of the Internet and web-based applications to Falcon RF data collection terminals. The Falcon Lynx browser is an open-source extension of the popular text-based Lynx HTML browser. The Falcon Lynx extensions are designed to better support power management, smaller screens, backlights, and lasers associated with portable data terminals. The Falcon Lynx browser also supports an extended HTML tag set designed specifically for data collection activities on a Falcon. These extensions include the ability to pre-process collected data with many of the same data validation and data manipulation capabilities found in UPG.

Professional Services

      To assist customers with data collection system planning, development, implementation, training, and support, the Company offers field- and factory-based professional services from the PSC Solutions Group (PSG). PSG provides a cost-effective means of developing, implementing or customizing various data collection solutions through its vast offering of professional services, including:

o     RF client/server applications
o     RF site surveys
o     RF network installation
o     Customized RF client/server application software development
o     IntelliTrack WMS integration
o     Implementation of all IntelliTrack batch modules
o     Data collection terminal programming
o     Customized modifications to all IntelliTrack modules
o     Customized modifications to in-house applications
o     Customized front ends to legacy applications on various hosts
o     Training: IntelliTrack, PowerNet and RF networks
o     End user training on PSC software and hardware products
o     Database conversions

Retail Automation Solutions

      The Company's retail automation solutions include self-checkout systems, electronic shelf label systems, fixed-position retail bar code scanners, and mobile and wireless systems (described above).

Self-Checkout Systems

      Self-checkout systems are quickly becoming an essential tool in today's retail environment. In fact, just three years ago, less than 100 self-checkout systems were installed in the United States. Today, the number of installed systems has grown to well over 1,000 systems nationwide. Retail executives are realizing that self-checkout systems can provide a variety of benefits, helping trim staffing costs, improve traffic flow and increase customer service. Meanwhile, shoppers are drawn to the added convenience and speedier checkout times the self-checkout systems can provide.

PSC QUICKcheck(TM) Self-Checkout System. The PSC QUICKcheck(TM) Self-Checkout System, developed under a strategic alliance with Kyrus Corporation, a major provider of retail POS solutions, is designed to permit customers to scan, bag and pay for their own purchases with little or no assistance from store personnel, thereby speeding checkout and improving store productivity. The system incorporates the PSC Magellan(R) SL(TM) scanner, interactive video, security system and money tendering (cash, credit or debit). PSC QUICKcheck is a next-generation self-checkout system including new features and enhancements, such as seamless integration with a store's POS system, providing cash balancing, cashier accountability, and management reporting equivalent to that available for conventional lanes. PSC QUICKcheck's compact footprint enables retailers to install four customer workstations plus an attendant station in the space of two conventional lanes, allowing for added throughput. Plus, PSC QUICKcheck provides flexibility during peak times, by quickly and easily converting to Cashier Mode - a traditional staffed lane. Because every store is different with individual checkout needs, PSC QUICKcheck comes in a variety of configurations allowing retailers to customize their retail space. The Kiosk model provides a self-checkout solution for small orders or stores with limited front-end space. The Express model is great for small to medium sized orders, and the Full Basket model provides plenty of bagging space for large orders.

Electronic Shelf Label Systems

AdvanTAG(TM) Electronic Shelf Label System. The Company markets the AdvanTAG(TM) Electronic Shelf Label System to meet the growing demand for pricing accuracy in the retail marketplace. This system is an in-store network that delivers shelf edge data for use in pricing, merchandising, and managing the retail environment. It consists of a high speed wireless infra-red (IR) network for communicating throughout the store, and shelf edge labels to display data for customers, employees and store management. The Company currently markets this system in Europe only, where the need for displaying both Euro and local currencies has driven retailer interest in electronic shelf management solutions.

Fixed Position Retail Scanners

      The Company built the first supermarket scanner installed in the United States in 1974, and today offers a broad line of fixed position retail scanners for supermarkets, discount stores, drug stores, do-it-yourself stores, warehouse clubs, convenience stores, and other retail segments. The Company's fixed position retail scanners improve productivity, pricing accuracy, and customer service for retailers globally. The Company's line of fixed position retail scanners includes high-performance Magellan(R) 360-degree scanners and scanner/scales, in-counter scanners, on-counter scanners, compact scanners, and dual-use scanners, designed to be hand held or used in a stand.

Magellan(R) SL(TM) 360-Degree Scanner and Scanner/Scale. The Magellan SL is the Company's highest performance scanner and scanner/scale, designed for retail checkstands worldwide. The Magellan SL is capable of simultaneously reading the bottom and all four sides of grocery store items, a full 360 degrees, thereby increasing productivity and improving ergonomics by reducing the need for checkers to twist, turn or lift items for scanning. The Magellan SL is also available with an integrated, 30-pound capacity scale with an L-shaped, All-Weighs(TM) Platter, which allows retailers to combine the scanner and scale functions into a single unit. With the All-Weighs Platter, the scanner/scale's vertical window and frame are an integral part of the scale weighing platter, allowing checkers to lean oversized items against the vertical window, intentionally or unintentionally, and get an accurate weight. The unit may also be ordered with an integrated electronic article surveillance antenna for use in deactivating RF-based security tags.

HS1250 In-Counter Horizontal Scanner. The HS1250 is a compact, high performance horizontal scanner for grocery, drug, discount and home improvement store applications. The HS1250 reads UPC/EAN and industrial bar codes and features advanced Edge decoding software. It is also available with an integrated electronic article surveillance antenna for use in deactivating RF-based security tags.

VS1200 and VS1000 On-Counter Vertical Scanners. The VS1000 and VS1200 compact vertical scanners include scan geometry optimized for vertical scanning applications in limited space areas, such as pharmacies, variety and convenience stores. These products permit bar codes to be read whether the cashier is presenting the bar code to the scanner or sweeping the bar code across the scanner in a continuous movement. Both the VS1000 and VS1200 are available with an optional integrated electronic article surveillance antenna for use in deactivating RF-based security tags.

Duet(TM) and VS800(TM) Dual-Use and Compact Scanners. The Duet Scanner is a compact "dual action" scanner that combines features of both countertop and handheld scanners. Standard bar coded items are presented or swept by the scanner's 19-line omni-directional scan window. Pick lists and large, bulky goods are scanned using Duet's Targeted Handheld Mode by simply picking up the scanner and pointing it at a bar code. The VS800 is perfect for situations where space is at a premium. Fully adjustable and able to be mounted in a wide variety of orientations, the VS800 provides aggressive, highly affordable hands-free scanning performance in a very small package. The VS800 is ideally suited for convenience stores, pharmacies, specialty retailers and small grocers.

Automatic Identification and Data Collection (AIDC) Solutions

      The Company offers a broad line of AIDC solutions, including handheld scanners; fixed-position industrial scanners, tunnel scanning and carton dimensioning systems; scan engines, decoders and bar code verifiers.

Handheld Scanners

      The Company is a leading provider of handheld scanners for automated data collection in a wide variety of applications in the retail, commercial, government, and industrial markets. The Company's handheld scanner line includes laser-based and non-laser based models. From the economical QuickScan(R) 6000 Plus to the rugged and durable PowerScan(TM) Industrial Scanner, the Company has a handheld scanner for just about any application.

PowerScan(TM) and PowerScan(TM) RF Rugged Industrial Scanners. The PowerScan(TM) industrial handheld scanner was designed "from the ground up" for rugged industrial applications. It is ideally suited for harsh conditions as found in industrial warehouses and trucking and for demanding applications, including inventory control, parcel sorting and tracking, and product manufacturing (from electronics goods to large industrial equipment). It is also used for outdoor applications (e.g. rental car returns or home and garden stores) and for freezer or cold storage applications. PowerScan is available in multiple versions for a wide variety of applications. Versions include standard range, high density, long range, extra long range and wireless. The wireless PowerScan RF includes a low-power, narrow band 433 MHz or 915MHz radio and convenient battery pack, and is capable of communicating bar code data real time over distances of 150 feet (45.7 meters) for up to 8 hours or more on a single charge.

SP400 Light Industrial/Commercial Scanners. The SP400 family of handheld scanners provides high performance, ergonomics and durability. It is perfect for POS, back-room inventory, warehouse and manufacturing applications.

5300IP9X AutoRange(TM) Industrial Handheld Scanner. The 5300IP9X AutoRange is an industrial handheld scanner, which provides the broadest depth of field for reading bar codes in shipping, receiving and inventory management applications. In long-range applications, the 5300IP9X scanner reads lower density bar codes at distances up to 40 feet (12.2 m) using a long-range laser diode and long-range optical design features. A marker beam assists the operator by momentarily providing an aiming reference point on a label's surface when the scanner's trigger is initially activated. In near contact applications, from 6 in. (15.2 cm), the scanner reads higher density labels utilizing a second near-range laser diode and near-range optical design features. The unique design enables two lasers to work efficiently together for superior overall performance, and allows an operator to use a single scanner for multiple applications which boosts productivity and the bottom line.

QuickScan(R) 6000 Plus Handheld Scanner. The QuickScan series of bar code scanners includes models for a variety of retail, commercial, and light industrial applications. The QuickScan 6000 Plus features high performance, durability, ergonomic design, and an affordable price.

QuickScan(R) 1000 Handheld Scanner. The QuickScan(R) 1000 handheld scanner provides the same scanning performance of the QuickScan 6000 Plus in a sleek triggerless design. It is ideal for use in both hands-free, with included countertop stand, and handheld applications.

SnapShot(TM) Handheld Scanner. The SnapShot is a very compact, high-performance handheld laser scanner designed for retail and commercial applications. It is available in standard range, high density, and enhanced performance versions. Decoded models are available with either of the Company's PowerWedge(TM) or Master BB decoding software and programmability features.

QuickScan(R) CCD Scanner. The QuickScan 200 Scanner is a lightweight, ergonomic, handheld CCD (charge coupled device) scanner for retail and commercial applications. The QuickScan 200 offers the ability to read and autodiscriminate all major retail and industrial bar code symbologies in a small, inexpensive package.

Fixed Position Industrial Scanners

      The Company offers a broad line of fixed position industrial scanners for applications in manufacturing, package sortation, distribution, and material handling, with products ranging from miniature scanners to complete tunnel scanning and carton dimensioning systems.

Miniature Scanners. The LazerData(R) 9000, 11000, 12000 and LM520 offer a complete line of compact, versatile, industrial miniature line scanners aimed at the high-speed automated sorting or identification applications in the demanding environments of the manufacturing and material handling markets. The LD11000 and LD12000 are supplied with LDHost, a Windows(R)-based software package that makes configuring the scanners for a customer's application a breeze. For the most demanding applications, the LD9000E offers the performance of many larger high-performance line scanners. The LM520 is the Company's most cost-effective compact scanning solution for indexed or continuous flow material tracking. Its simple plug-and-play design is incorporated easily into any scanning application, particularly OEM environments where space is limited.

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

Omni-directional Scanners. The SureScan(R) is a high-speed modular, omni-directional scanner for use in high-volume retail distribution, parcel sortation centers and e-commerce distribution applications. It can be configured with up to four multiplexed scanners and is a key component of tunnel scanning systems. For scanning bar codes positioned on the bottom of packages, the Company offers the SureScan HS Linear Omni Scanner. Using both image-based and laser technology, the HS Linear Omni scans bar codes in any orientation through a gap between two conveyor belts. It is ideal for parcel identification and sorting in high-volume distribution centers.

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

Scanning Tunnel Systems. By mounting multiple scanners in a fixed array around a conveyor belt, the Company offers a unique solution to solve high-speed sortation problems where cartons may have a bar code label on any surface of a carton, even the bottom, or multiple labels on multiple sides of the carton. With PSC's ScanManager Data Management System, this system can track up to 16 cartons at one time at conveyor speeds up to 500 feet per minute.

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

Fixed Station and Integrated Decoders

      Fixed station decoders are used to connect undecoded bar code scanners and other devices to PCs and computer terminals. Fixed station decoders provide both decoding and interfacing capabilities. Bar codes scanned by a handheld or fixed-position scanner are translated into data used by the PC or terminal as if the data originated from the keyboard. Decoders permit computers to accept bar codes without requiring special programming of the application software. The Company offers two series of fixed station decoders - the PowerWedge(TM) series and the Master series. Products offered in this category include the Mini PowerWedge(TM), PowerWedge 10, PowerWedge 20, Master B+ and Master BB+.

      Integrated decoders are products incorporating the base decoder technology in other form factors. These products include the SnapShot, a handheld laser scanner available with an integrated decoder, and the Decoder Communications Card, which is an ISA Bus card incorporating the decoder technology with four high-speed serial ports. Symphony is a decoder product that incorporates narrow band RF support and includes the Maestro base station and Player radio unit with belt clip.

Quick Check(R) Verifiers

      Quick Check verifiers can display a simple pass/fail report or provide a detailed quality analysis. These verifiers are sold as handheld, desktop, PC-based or printer/labeler mounted on-line models. They analyze bar codes for traditional print quality such as wide to narrow ratio, print contrast, bar growth or loss, dimensions and formats, or analyze based upon quality parameters found in the American National Standards Institute (ANSI), European Committee for Standardisation (CEN) and International Standards Organization (ISO) guidelines such as edge determination, reflectance minimum, symbol contrast, modulation, decodability and edge contrast minimum. When mounted online, the Quick Check verifier results can automatically control the user's system and cause it to pause, reprint, shutdown or activate an alarm. All Quick Check verifiers are designed and manufactured to meet national, international and industry specified standards (such as those created by the Uniform Code Council and the Automatic Identification Manufacturers, Inc.) and provide traceability to the National Institute of Standards and Technology (NIST) for compliance to ISO 9000 and QS 9000 requirements. On February 16, 2001, the Company sold the imaging and verification product lines for approximately $3.8 million. The Company continues to distribute Quick Check verifiers in the Asia Pacific region only.

SALES AND MARKETING

      The Company sells its products domestically and internationally through a diversified customer base comprised of OEMs, third party resellers and end users. International sales increased from approximately $112.0 million, or 52% of net sales, in 1998 to approximately $146.5 million, or 61% of net sales, in 2000. Management believes that the international markets for Mobile and Wireless, Retail Automation, and AIDC products are less developed and has broadened its international sales and sales and marketing support to its international operations.

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

      In addition to its sales and marketing staff in Eugene, Oregon, the Company has regional sales representatives in the United States and sales offices throughout Europe, Latin America and the Asia Pacific regions that provide sales, service and support to the Company's domestic and international customers.

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

      The Company's marketing operations include product management, market management, new business development, channel marketing and marketing communications. Marketing personnel identify new business opportunities, develop business plans, identify new product and market requirements, manage product positioning/introduction and provide tactical sales support activities. They interact regularly with external parties such as OEMs, VARs, distributors, systems integrators and end users, technical partners and standards committees. The marketing personnel also, in conjunction with outside vendors, conduct customer surveys and coordinate advertising and public relations. This group creates advertising, brochures and documentation, manages trade show exhibits and places articles highlighting applications of the Company's products in trade and industry publications. These marketing efforts are augmented by the Company's cooperative advertising and sales incentives programs, which promote greater visibility of the Company's products.

CUSTOMER SUPPORT AND SERVICE

      The Company is dedicated to providing consistently high customer service on a national and international basis. The Company maintains a highly responsive customer support and service organization that bridges the Company's marketing, engineering and manufacturing functions. The customer support and service personnel receive extensive training in all of the Company's products and assist customers with ordering, product scheduling, coordinating service repairs, procuring replacement parts, and managing warranties and service contracts. The Company's Eugene, Oregon customer support and service organizations have met ISO 9001 quality registration levels.

CUSTOMERS

      The Company sells its products principally to OEMs, VARs, distributors and systems integrators. During 2000, net sales to the Company's largest customer represented approximately 17%. Sales to this customer are not expected to continue to represent a significant portion of the Company's revenues since the Company's agreement to supply this customer expired on December 31, 2000. There were no other customers responsible for greater than 10% of sales in 2000. During 1999 and 1998, no individual customer accounted for greater than 10% of net sales. The Company's arrangements with major customers are generally nonexclusive.

ENGINEERING, RESEARCH AND PRODUCT DEVELOPMENT

      The Company's engineering, research and product development (ER&D) programs are aimed at applying its technology to develop new products, improve its existing products' reliability, ergonomics and performance, and reduce manufacturing and related support costs. Current programs focus on new advances in fixed and portable bar code scanning, retail automation applications, such as retail self-checkout systems, and new generations of portable data terminals and related software application solutions. The Company also carries on significant development programs in electronics design, bar code acquisition and decoding, RF communications, optical signal detection, software, network architectures, advanced mechanical structures and automated manufacturing methods. Computer-aided design and computer-aided manufacturing tools assist the Company's research and development efforts by permitting computer simulation of proposed products. These tools include electronics circuit modeling, optics analysis and three-dimensional mechanical product modeling.

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

      The Company's ER&D expenses were approximately $22.2 million, $18.1 million and $15.7 million in 2000, 1999 and 1998, respectively. Such amounts do not include expenditures by the Company for manufacturing engineering activities.

MANUFACTURING AND SUPPLIERS

      The Company designs, engineers and manufactures substantially all of its products at its Eugene, Oregon and Webster, New York facilities. The
Company's design and process approach allows end-of-line configuration of generic modules to meet a multitude of specific customer needs. Statistical methods are used throughout the factory and with critical suppliers in order to control important processes. The Company makes extensive use of computer integrated systems and software for purposes of resource planning, such as material requirements, assembly planning and scheduling, and order management.

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

COMPETITION

      The Mobile and Wireless, Retail Automation and AIDC industries are highly competitive with rapid technological change and intellectual property developments being key competitive factors. The Company also competes on the basis of innovative design, high quality manufacturing and technical expertise in scanning and wireless RF systems, level of sales and support services, price and overall product functionality, and fitness for use. Failure to keep pace with product and technological advances could negatively affect the Company's competitive position and prospects for growth. Many firms manufacture and market bar code reading equipment utilizing laser technology. In addition, the Company's bar code reading equipment also competes with devices which utilize technologies other than laser scanners such as CCDs and optical wands. The Company faces competitive pressures from various companies in each of its product categories. Many of the Company's competitors have substantially greater financial, manufacturing, research and development, and marketing resources than the Company. The Company believes its principal competitors for its handheld bar code scanner products are Symbol Technologies, Inc. (Symbol) and Metrologic Instruments, Inc. (Metrologic). The Company's principal competitors in the fixed position scanner market are Accu-Sort Systems, Inc. and CI/Matrix. The Company believes its principal competitors for its line of in-counter and on-counter scanner products are NCR Corporation, Fujitsu Ltd., Symbol, Scantech B.V. and Metrologic. The principal competitors for its line of verifiers, which was sold to Handheld Products, Inc. in February 2001, are Stratix (formerly Bar Code Systems) and RJS Inc. The Company's principal competitors for its PSC QUICKcheck self-checkout systems are Optimal Robotics Corporation, NCR and Productivity Solutions, Inc. For the portable data terminal line, the principal competitors are Symbol and Intermec Technologies Corporation.

      No assurance can be given that the Company will be able to compete successfully against current and future competitors or that the competitive factors faced by the Company will not have a material adverse effect on the Company's operations.

INTELLECTUAL PROPERTY

      The Company believes that certain of its products are proprietary and consequently relies on a combination of United States and foreign patent, trade secret, copyright and trademark law to establish and protect its proprietary rights. The Company currently holds more than 235 United States patents and also has certain foreign patents pertaining to various technologies associated with its products. These patents expire on various dates between 2003 and 2019. The Company currently has a number of patent applications pending in the United States and in a number of foreign countries. In addition, the Company expects that its continuing research and development efforts will result in the creation of new proprietary rights for which it will seek patent protection.

      The Company maintains an active program to obtain patents and otherwise protect its intellectual property. Nevertheless, its competitors could develop technology or know-how or obtain patents that could limit the Company's ability to compete in the future. Similarly, others could challenge the validity of the Company's patents or assert that the Company is infringing on their proprietary rights. The Company believes that its patents are valid and enforceable and does not believe that it is infringing on the proprietary rights of others. The Company, however, is currently involved in certain patent litigation See "Legal Proceedings." While the Company believes that its patents provide it with competitive advantages with respect to the products they cover, the Company relies primarily upon the technical know-how, competence, innovative skills and marketing abilities of its engineers and other employees.

      The Company currently holds certain trademarks that are registered with the United States Patent and Trademark Office and a number of common law trademarks and valuable trade secrets. It also has certain foreign trademarks and has numerous domestic and foreign trademark registrations pending.

EMPLOYEES

      As of March 1, 2001, the Company had approximately 1,000 full-time employees. In addition, the Company at various times makes use of temporary labor in its manufacturing operations. Approximately 15% of the work force is located outside the United States, based in offices throughout Europe, Latin America and the Asia Pacific regions. The Company believes that its future success will depend in part on its ability to recruit and maintain highly qualified management, sales, marketing, technical and administrative personnel. None of the Company's employees is represented by a labor union. Management believes that its relationship with employees is good.

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

RISK FACTORS

Debt Service. The Company incurred substantial indebtedness in connection with the acquisitions of Spectra and Percon, of which, $132.6 million was outstanding as of December 31, 2000. Approximately $95 million is due and payable on April 1, 2002 and approximately $6.7 million is due in 2001. The indebtedness could have important consequences, including the following: (i) the Company's ability to obtain additional financing in the future for working capital, capital expenditures, acquisitions or general corporate purposes may be impaired; (ii) a substantial portion of the Company's cash flow from operations must be dedicated to the payment of interest on the indebtedness, thereby reducing the funds available to the Company for other purposes; (iii) the agreements governing the Company's long-term indebtedness contain certain restrictive financial and operating covenants; (iv) certain indebtedness under the senior debt will be at variable rates of interest which would cause the Company to be vulnerable to increases in interest rates; (v) all of the indebtedness outstanding under the senior debt is secured by substantially all the assets of the Company; (vi) the Company is substantially more leveraged than certain of its competitors which might place the Company at a competitive disadvantage; (vii) the Company may be hindered in its ability to adjust rapidly to changing market conditions and
(viii) the Company's substantial degree of leverage could make it more vulnerable in the event of a downturn in general economic conditions or its business.

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

Dependence on Intellectual Property Rights. The Company's success is dependent in part on its ability to obtain patent protection for its products, maintain trade secret protection and operate without infringing on the proprietary rights of others. The Company currently owns over 235 United States patents having various expiration dates between 2003 and 2019, and also has certain foreign patents. The Company has filed, and intends to file, applications for additional patents covering its products. There can be no assurance that any of these patent applications will be granted, or that the Company will develop additional products that are patentable and do not infringe upon the patents of others, or that the patents issued to or licensed by the Company will provide the Company with a competitive advantage or adequate protection for its products. In addition, there can be no assurance that the Company's competitors will not develop technology or know-how, to obtain patents, that could limit the Company's ability to compete in the future or that patents issued to or licensed by the Company will not be challenged, invalidated or circumvented by others.

Pending Litigation. The Mobile and Wireless, Retail Automation and AIDC industries are characterized by substantial litigation regarding patent and other intellectual property rights. The Company aggressively defends its patents and other proprietary rights. There can be no assurance that others will not assert claims against the Company that result in litigation. Any such litigation could result in significant expense, adversely impact the Company's marketing, give rise to certain indemnity rights on the part of customers and divert the Company's attention from other matters. If any of the Company's products were found to infringe a third-party patent, the third party could be entitled to injunctive relief, which would prevent the Company from selling any such infringing products. In addition, the Company could be required to pay monetary damages. Although the Company could seek a license to sell products determined to infringe a third-party patent, there can be no assurance that a license would be available on terms acceptable to the Company. The Company could also attempt to redesign any infringing products so as to avoid infringement, although any effort to do so could be expensive and time-consuming, and there can be no assurance the effect would be successful. There can be no assurance that such litigation will not have a material adverse effect on the results of operations, financial position or cash flows. See "Business - Intellectual Property" and "Legal Proceedings."

Competition. The Mobile and Wireless, Retail Automation and AIDC industries are highly competitive with rapid technological change, product improvements, new product introduction and intellectual property developments representing key competitive factors. The Company also competes on the basis of innovative design, high quality manufacturing, technical expertise in scanning, level of sales and support services, price and overall product functionality, and fitness for use. Failure to keep pace with product and technological advances could negatively affect the Company's competitive position and prospects for growth. Several of the Company's competitors have substantially greater financial, technical, marketing and other resources than the Company. As a result, they may be able to respond more quickly to new or emerging technologies and to changes in customer requirements, or to devote greater resources to the development, promotion and sale of their products, than can the Company. In addition, other larger corporations could enter the AIDC industry. Increased competition is likely to result in average selling price reductions, reduced operating margins or loss of market share. No assurance can be given that the Company will be able to compete successfully against current and future competitors or that the competitive factors faced by the Company will not adversely affect its business, financial condition or results of operations. See "Business--Competition."

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

The Company and Optimal Robotics Corp. (Optimal) entered into an agreement in April 1998, which provided the Company exclusive rights to manufacture U-Scan(R) Express Self-Checkout Systems until December 31, 2000. On December 31, 2000, the Company's agreement with Optimal was terminated. The Company is currently developing and marketing the QUICKcheck(TM) Self-Checkout System to major supermarkets and mass merchandisers in a strategic alliance with Kyrus Corporation. There can be no assurance that the Company will successfully manage the transition to selling new products. The failure to do so could have a material adverse effect on the Company's business, financial condition or results of operations.

Dependence on Sales by Third Parties: Significant Customers. A significant portion of the Company's net sales is dependent upon the ability of its OEM, VAR, distributor and systems integrator customers to develop and sell products that incorporate the Company's scanning products. Factors, including economic conditions, patent positions, inventory positions, the ability to sell the Company's products to end users, regulatory requirements and marketing restrictions that adversely affect the operations of the Company's OEM, VAR, distributor and systems integrator customers can have a substantial impact upon the Company's financial results. No assurances can be given that the Company's OEM, VAR, distributor and systems integrator customers will not experience financial or other difficulties that could adversely affect their operations and, in turn, the results of operations of the Company. During 2000, net sales to the Company's largest customer represented approximately 17%. Sales to this customer are not expected to continue to represent a significant portion of the Company's revenues since the Company's agreement to supply this customer expired on December 31, 2000. There were no other customers responsible for greater than 10% of sales in 2000. During 1999 and 1998, no individual customer accounted for more than 10% of net sales. See "Business--Sales and Marketing" and "--Customer Support and Service."

Risks Associated with International Operations. The Company's sales to international customers increased from $112.0 million or 52% of total net sales in 1998 to $146.5 million or 61% of net sales in 2000. The Company intends to continue to expand its operations outside of the United States and to enter additional international markets which will require significant management attention and financial resources and which will result in a significant portion of the Company's net sales being subject to the normal risks associated with international sales. Such risks include unexpected changes in regulatory requirements, compliance costs associated with quality control standards, special standards requirements, longer accounts receivable collections in certain geographic regions, tariffs and other barriers, difficulties in staffing and managing international subsidiary operations, potentially adverse tax consequences, country-specific product requirements and political and regulatory uncertainties. There can be no assurance that these factors will not have an adverse impact on the Company's ability to increase or maintain its international sales or results of operations. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Business--Sales and Marketing."

Exposure to Currency Fluctuations. Historically, the Company's revenue from international operations primarily has been denominated in United States dollars. During 2000, approximately 60% of its revenue was derived from international operations and approximately 75% of its consolidated revenue were denominated in United States dollars. The Company expects that a growing percentage of its business will be conducted in currencies other than the United States dollar. As a result, fluctuations in the value of certain foreign currencies could materially affect the Company's business operating results and financial condition. Also, an increase in the value of the United States dollar relative to foreign currencies could make the Company's products more expensive and, therefore, less competitive in certain markets. Due to the constantly changing currency exposures and the volatility of currency exchange rates, there can be no assurance that the Company will not experience currency losses in the future, nor can the Company predict the effect of exchange rate fluctuations upon future operating results. The Company enters into forward foreign exchange contracts as a hedge against currency fluctuations relating to foreign sales denominated in foreign currencies. The forward contracts generally have maturities up to 60 days and require the Company to exchange foreign currencies for United States dollars at maturity, at rates agreed to at the inception of the contracts. Gains and losses on forward contracts are offset against the foreign exchange gains and losses on the underlying hedged items and are recorded in the Consolidated Statements of Operations.

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

Acquisitions. The Company has in the past and may in the future acquire businesses or product lines as a way of expanding its product offerings and acquiring new technology. The Company does not expect to complete an acquisition in the near term since its existing debt agreements with its senior and subordinated lenders restrict this type of activity. Failure of the Company to identify future acquisition opportunities and/or to integrate effectively businesses that it may acquire could have a material adverse effect on the Company's growth.

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

The Company anticipates that in 2001 it will sell more products with lower margins and lower margin products will represent a greater percentage of total sales than in prior years. If the Company does not increase sales and/or lower operating expenses to compensate for overall lower margins, the Company's operating results could be materially, adversely affected.

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

                               ITEM 2: PROPERTIES

      The Company owns a 132,000 square foot facility in Webster, New York, a suburb of Rochester, New York, which is utilized primarily for manufacturing, engineering, and administrative functions. The facility is currently marketed for sale in connection with the Company's plan to consolidate its Webster, New York operations with its Eugene, Oregon operations. The Company anticipates disposing of the facility within the first half of 2001, at which time, a portion of the proceeds will be utilized to reduce the Company's indebtedness under the senior credit facility.

      During 1999, the Company sold its two facilities and 32-acre parcel located in Eugene, Oregon and simultaneously entered into a lease agreement for the facilities, which expires in May 2014. Engineering, marketing and administrative functions are contained in one of the facilities, which is eighteen years old and consists of 54,000 square feet. The second facility, which is thirteen years old and consists of 56,000 square feet, contains manufacturing and warehousing functions. The Company also leases 20,000 square feet for manufacturing and warehousing activities and 9,000 square feet of offsite storage and shop space which are both located within a two miles radius from the main facilities. These leases expire on March 31, 2002 and on June 30, 2002, respectively. Additionally, the Company leases a separate 37,250 square foot facility in Eugene, Oregon for manufacturing and research and development activities, of which, approximately 9,000 square feet are subleased to another tenant. This lease expires on December 31, 2007.

      The Company's corporate headquarters are located in Portland, Oregon in a 625 square foot facility. The lease expired on March 31, 2001, and the Company is currently leasing the premises on a month-to-month basis.

      The Company leases approximately 6,250 square feet in Sharon Hill, Pennsylvania which was formerly used for manufacturing and engineering operations associated with GAP. This lease expires on October 31, 2001.

      Domestically, the Company maintains offices under short-term leases for individual sales and support personnel in or near Dallas, Texas; Dayton, Ohio; Miami, Florida; and Skaneateles, New York in order to serve North, Central and South America.

      Internationally, the Company maintains offices in or near Tokyo, Beijing, Guangzhou, Sydney, Melbourne, Hong Kong, London, Paris, Milan, Frankfurt, Brussels, Madrid, Malmo, Singapore, Santiago, Istanbul and Ontario. These offices house from one to 49 people in 300 to 20,400 square foot facilities under short-term leases.

      All of the Company's locations are in good condition and management believes that the Company has sufficient manufacturing capacity for the foreseeable future.

ITEM 3: LEGAL PROCEEDINGS

Symbol Technologies, inc.

      In November, 2000, the Company settled all pending litigation with Symbol Technologies, Inc. ("Symbol"). The agreements resolved all claims between the parties and settled all disputed royalty payments. In addition, the parties amended and clarified the Company's existing license agreement and included certain new patents. The parties also entered into product supply agreements for products that will begin shipping later in 2001. Under the terms of the supply agreements, the Company agreed to purchase hand-held laser scanners and scan engines from Symbol. Symbol has agreed to purchase fixed position retail POS scanners from the Company.

      In conjunction with the settlement, in 2000 and 1999, the Company recognized a total loss of approximately $12.0 million which included approximately $3.0 in inventory write-offs that were reflected in cost of sales in the consolidated statements of operations. In addition, all intellectual property and physical assets associated with GAP were transferred to Symbol.

Lemelson

      On July 21, 1999, the Company and six other leading members of the Automatic Identification and Data Capture industry jointly initiated litigation (the Auto ID Action) in the United States District Court of Nevada in Reno, Nevada against the Lemelson Medical, Educational & Research Foundation, Limited Partnership (the Lemelson Partnership). In the Auto ID Action, entitled "Symbol Technologies, Inc. et al. v. Lemelson Medical, Educational & Research Foundation, Limited Partnership", the Auto ID companies seek, among other remedies, a declaration that certain patents, which have been asserted by the Lemelson Partnership against end users of bar code equipment, are invalid, unenforceable and not infringed. The other plaintiffs in the lawsuit are Accu-Sort Systems, Inc., Intermec Technologies Corporation, a wholly-owned subsidiary of UNOVA, Inc., Metrologic Instruments, Inc., Symbol Technologies, Inc., Psion Teklogix Corporation, a wholly-owned U.S. subsidiary of Psion Teklogix International, Inc. and Zebra Technologies Corporation. Symbol has agreed to bear approximately half of the legal and related expenses associated with the litigation, with the remaining portion being borne equally by the Company and the other five Auto ID companies.

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

      The Lemelson Partnership moved to dismiss, transfer and/or stay the Auto ID Action. On March 21, 2000, the U.S. District Court in Nevada denied the Lemelson Partnerhip's motion to dismiss, transfer or stay the Auto ID Action. It also struck one of the four counts in the Action and ordered the Action consolidated with an action against the Lemelson Partnership brought by Cognex Corporation pending in the same Court.

      On April 12, 2000, the Lemelson Partnership filed its Answer, including a counterclaim against the Company and the other Auto ID companies, seeking a dismissal of the case. Alternatively, the counterclaim sought a declaration that the plaintiffs have contributed to, or induced infringement of particular method claims of the patents-in-suit by the plaintiffs' customers. The Company, and we understand, the other Auto ID companies believe there is no merit in the counterclaim.

      On May 15, 2000, the Company and the other Auto ID companies filed a motion seeking permission to file an interlocutory appeal of the Court's decision to strike the fourth count of the complaint (which alleged that the Lemelson Partnership's delays in obtaining its patents rendered them unenforceable for laches). The motion was granted by the Court on July 14, 2000. On September 1, 2000, the United States Court of Appeals for the Federal Circuit granted the petition for permission to pursue this interlocutory appeal. The Company believes that oral argument on the motion will take place later in 2001.

      On July 24, 2000, the Company and the other Auto ID companies filed a motion for partial summary judgment, arguing that almost all of the claims of the Lemelson Partnership's patents are invalid for lack of written description. On October 25, 2000, after having obtained a significant extension of time to file its response, the Lemelson Partnership filed a combined opposition to the motion for partial summary judgment and its own cross motion for partial summary judgment that many of the claims of the Lemelson Partnership's patents satisfy the written description requirement. On January 2, 2001, the Company and the other Auto ID companies filed a combined reply in support of their motion for partial summary judgment and in opposition to the cross motion of the Lemelson Partnership. The Company believes that oral argument on the motion will take place later in 2001.

International Automated Systems

      On or about July 2, 1999, International Automated Systems (IAS) filed a complaint in the State of Utah against the Company and Optimal Robotics Corp (Optimal) alleging patent infringement. The complaint was served on the Company on or about August 23, 1999. An answer and counterclaim on behalf of the Company and Optimal was served on IAS on or about October 22, 1999. A reply to the counterclaim was filed on November 12, 1999. Smith's Food and Drug has been added to the case as a defendant. Optimal has retained counsel to represent Optimal, the Company and Smith. This case remains in the discovery phase. The Company's contract with Optimal provides for indemnification obligations on the part of Optimal. The Company believes that the lawsuit will not have a material adverse effect on the Company's business or prospects and, with Optimal and the other defendant, intends to vigorously defend the claim.

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

      This case is in the discovery phase. Depositions have been taken and documents exchanged. The discovery deadline is currently set at July 31, 2001. A status conference with the Court is scheduled for July 9, 2001.

           ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        The following matters were submitted to a vote of security holders during the fourth quarter of the period ended December 31, 2000.

        (a)     The Annual Meeting of Shareholders was held on December 6, 2000.

        (b) The names of the directors elected at the Annual Meeting for a three-year term are as follows:

                James C. O'Shea
                Terry R. Peets

                The name of each other director whose term of office continued after the Annual Meeting is as follows:

                Edward J. Borey
                Robert S. Ehrlich
                Jack E. Rosenfeld
                Roberto Tunioli
                Dr. Jay M. Eastman
                Thomas J. Morgan
                Bert W. Wasserman

        (c)(i) At the Annual Meeting, the tabulation of votes with respect to each nominee for director was as follows:

                                           Votes         Authority
                Nominee                     FOR          Withheld
                -------                     ---          --------
                James C. O'Shea          9,383,942        369,912
                Terry R. Peets           9,419,073        334,781

        (c)(ii) At the Annual Meeting, the shareholders voted upon one other matter. The description of the other matter voted upon and the tabulation of votes with respect to such matter are as follows:

                                           Votes          Votes          Votes
                                            FOR          AGAINST      ABSTAINING
                                            ---          -------      ----------
                Proposal to approve
                the 2000 Employee
                Stock Purchase Plan      9,264,985       442,757        46,112

                        EXECUTIVE OFFICERS OF REGISTRANT

The Company's executive officers as of December 31, 2000, were as follows.

Name                       Age              Officer/Position
----                       ---              ----------------
Charles E. Biss            48 ......... Vice President, Verification Products

Edward J. Borey            50 ......... President and Chief Executive Officer and Director

Cecil F. Bowes             57 ......... Vice President, Sales - The Americas, Asia Pacific Rim

Nigel P. Davis             50 ......... Vice President, Sales - Europe, Middle East, Africa

Phillip A. Eckerdt         53 ......... Vice President, Operations

G. William Hartman         55 ......... Vice President, Automation

David L. Latimer           49 ......... Vice President, Product Marketing

Elizabeth J. McDonald      47 ......... Vice President, Corporate Counsel and Secretary

Linda J. Miller            40 ......... Senior Vice President and General Manager

William L. Parnell, Jr.    44 ......... Executive Vice President and Chief Operating Officer

George A. Plesko           54 ......... Senior Vice President

Matt D. Schler             44 ......... Vice President, Engineering and Product Development

Michael J. Stachura        45 ......... Vice President, Treasurer and Chief Financial Officer

John B. West               43 ......... Vice President, Mobile & Wireless

      Charles E. Biss served as Vice President, Verification Products since January 1996, as General Manager, Verification Products (1995-1996) and as Product and Technical Support Manager (1985-1995). On February 16, 2001, Mr. Biss left the Company. Mr. Biss served the Company in a variety of technical and production related roles since 1973. Mr. Biss represented the Company on a number of national and international standards creating committees relating to bar codes and the automatic identification and data capture industry. Mr. Biss holds a B.S. degree in Photographic Science and Engineering from Rochester Institute of Technology.

      Edward J. Borey has served as President, Chief Executive Officer and a director since December 2000. Prior to joining the Company, Mr. Borey was President and CEO of TranSenda (May 2000 to December 2000). Previously, Mr. Borey held senior positions in the automated data collection industry. At Intermec Technologies Corporation (1995-1999), he was Executive Vice President and Chief Operating Officer and also Senior Vice/President/General Manager of the Intermec Media subsidiary. Prior to that, Mr. Borey also held Vice President/General Manager positions at Paxar (1992-1995) and at Monarch Marketing Systems (1989-1992). Mr. Borey also held senior marketing positions at companies in the retail automation industry, including Seimans Nixdorf, ICL and National Semiconductor Datachecker. Currently, Mr. Borey serves as a Board member at Centura Software, recently renamed MBrane, and he is on the Advisory Board of TranSenda Software and NextRx. Mr. Borey holds a B.S. degree in Economics from the State University of New York, College of Oswego; an M.A. degree in Public Administration from the University of Oklahoma and an MBA in Finance from Santa Clara University.

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

      G. William Hartman has served as Vice President, Automation since September 1997. Prior to joining the Company, he was Senior Vice President and Chief Operating Officer of Datamax International Corporation, Orlando, Florida, a manufacturer of thermal bar code readers, from 1991 to 1996. Mr. Hartman holds a B.S. degree in Mechanical Engineering from the University of Utah and an M.S. degree in Mechanical Engineering from Villanova University.

      David L. Latimer has served as Vice President, Product Marketing since May 1998. Prior thereto, he was Vice President of Product Marketing at Percon Inc. (Percon), Eugene, Oregon, a manufacturer of bar code reading products, from February 1997 to May 1998 and Director of Product Marketing at Spectra from December 1987 until February 1997. He received B.S. and M.S. degrees from Michigan State University and University of Wisconsin - Milwaukee, respectively, and holds an M.B.A. degree from Harvard Business School.

      Elizabeth J. McDonald has served as Secretary since December 2000, as Vice President since July 1999 and as Corporate Counsel since September 1997. From December 1996 until September 1997, she was Assistant Corporate Counsel and from September 1997 until December 2000, she was Assistant Secretary. Prior to joining the Company in December 1996, Ms. McDonald was a New York State Assistant Attorney General (1984 to 1996). Ms. McDonald holds a B.A. degree from Elmira College and a J.D. degree from Albany Law School of Union University.

      Linda J. Miller has served as Senior Vice President and General Manager since May 1999 and was Vice President, Marketing from April 1998 until May 1999. On December 31, 2000, Ms. Miller left the Company. Prior to joining the Company, Ms. Miller was Vice President of Business Planning and Development for Champion Products, which she joined in January 1992 as Director of Sales Planning. Ms. Miller holds a B.S. degree in Industrial Administration from General Motors Institute and an M.B.A. degree from the University of Michigan.

      William L. Parnell, Jr. has served as Executive Vice President and Chief Operating Officer since rejoining the Company in October 2000. He was Chief Operating Officer and Senior Vice President of the Company from May 1999 until January 2000 and Vice President, Operations from October 1996 until May 1999. Prior thereto, he was Vice President - Operations of Spectra from November 1990 until October 1996. Mr. Parnell received a B.S. degree in Physics from Utah State University and an M.B.A. degree from the University of Washington.

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

      Michael J. Stachura served as Vice President, Treasurer and Chief Financial Officer since November 2000 and was Vice President, Finance from September 1997 until November 2000. On January 26, 2001, Mr. Stachura left the Company. Prior thereto, he was Vice President, Corporate Controller of Genencor International, Inc. from January 1991 until August 1997. Mr. Stachura received a B.S. degree in Accounting from Canisius College.

      John B. West has served as Vice President, Mobile and Wireless since December 2000 and as Director of Materials from January 2000 until December 2000. Prior thereto, Mr. West was Vice President of Operations at Percon from April 1996 to January 2000. Mr. West also served in the role of Chief Operating Officer for Percon from January 1997 to November 1999. Mr. West received a B.S. degree in Business Administration from Lewis and Clark College and an M.B.A. degree from UCLA.

                                     PART II

                ITEM 5: MARKET FOR REGISTRANT'S COMMON EQUITY AND
                         RELATED SECURITY HOLDER MATTERS

      The Company's Common Shares traded on The Nasdaq Stock Market(R) under the symbol PSCX. The following table sets forth, for the periods indicated, the high and low sale prices for the Common Shares.

                                                          High         Low
                                                          ----         ---
         2000
            Fourth Quarter............................   $ 2.94       $0.50
            Third Quarter.............................   $ 8.38       $2.50
            Second Quarter............................   $ 8.22       $3.50
            First Quarter.............................   $ 9.00       $4.25

         1999
            Fourth Quarter............................   $ 9.00       $6.25
            Third Quarter.............................   $10.25       $6.88
            Second Quarter............................   $10.75       $7.63
            First Quarter.............................   $ 9.63       $7.38

      As of December 31, 2000, there were approximately 1,200 holders of record of Common Shares.

      Since February 22, 2001, the Company's Common Shares have been listed on The Nasdaq SmallCap Market; prior thereto, the Common Shares were listed on The Nasdaq National Market.

      The Company has not paid any cash dividends since 1979 and does not anticipate paying cash dividends in the foreseeable future. The Company's senior debt and subordinated term loan agreements restrict payment of dividends.

                         ITEM 6: SELECTED FINANCIAL DATA
                (All amounts in thousands, except per share data)

      The selected consolidated financial data presented below for each of the five years in the period ended December 31, 2000 have been derived from the Company's consolidated financial statements, which statements have been audited by Arthur Andersen LLP, independent public accountants, as indicated in their reports thereon. The selected consolidated financial data should be read in conjunction with the Consolidated Financial Statements and Notes thereto included elsewhere in this report.

                                                                                       Year Ended December 31,
                                                                      --------------------------------------------------------
                                                                        2000        1999        1998        1997        1996
                                                                        ----        ----        ----        ----        ----
                                                                            (dollars in thousands, except per share data)
Statement of Operations Data:
Net sales .........................................................   $240,883    $231,324    $217,223    $207,840    $146,051
Cost of sales .....................................................    158,948     134,049     126,350     122,995      83,675
                                                                      --------------------------------------------------------
   Gross profit ...................................................     81,935      97,275      90,873      84,845      62,376
Operating expenses:
   Engineering, research and development ..........................     22,207      18,075      15,665      13,429      11,069
   Selling, general and administrative ............................     51,779      45,185      42,069      43,743      37,855
   Acquisition related restructuring and
     other costs ..................................................         --          --          --          --      70,068
   Severance and other costs ......................................      4,883       1,923          --       4,191          --
   Loss on royalty settlement .....................................      2,781       6,400          --          --          --
   Loss on asset write-downs ......................................      8,632          --          --          --          --
   Merger related costs ...........................................        959          --          --          --          --
   Amortization of intangibles from
      business acquisitions .......................................     11,094       6,419       6,822       6,715       3,564
                                                                      --------------------------------------------------------
Income/(loss) from operations .....................................    (20,400)     19,273      26,317      16,767     (60,180)
Interest and other income/(expense) ...............................    (13,951)     (7,024)     (9,833)    (12,016)     (5,747)
                                                                      --------------------------------------------------------
Income/(loss) from continuing operations
     before income tax provision/(benefit) ........................    (34,351)     12,249      16,484       4,751     (65,927)
Income tax provision/(benefit) ....................................     20,711       4,287       5,968       1,761     (24,393)
                                                                      --------------------------------------------------------
Income/(loss) from continuing operations ..........................    (55,062)      7,962      10,516       2,990     (41,534)
Loss from discontinued operations .................................         --          --          --        (101)     (5,446)
                                                                      --------------------------------------------------------
 Net income/(loss) ................................................   $(55,062)   $  7,962    $ 10,516    $  2,889    $(46,980)
                                                                      ========================================================
Net income/(loss) per common and common equivalent share:
 Basic:
   Continuing operations ..........................................   $  (4.56)   $   0.67    $   0.90    $   0.27    $  (3.96)
   Discontinued operations ........................................         --          --          --       (0.01)      (0.52)
                                                                      --------------------------------------------------------
   Net income/(loss) ..............................................   $  (4.56)   $   0.67    $   0.90    $   0.26    $  (4.48)
                                                                      ========================================================
 Diluted:
   Continuing operations ..........................................   $  (4.56)   $   0.58    $   0.75    $   0.25    $  (3.96)
   Discontinued operations ........................................         --          --          --       (0.01)      (0.52)
                                                                      --------------------------------------------------------
   Net income/(loss) ..............................................   $  (4.56)   $   0.58    $   0.75    $   0.24    $  (4.48)
                                                                      ========================================================
Weighted average number of common and common equivalent shares:
    Basic .........................................................     12,077      11,942      11,713      11,197      10,490
    Diluted .......................................................     12,077      13,751      13,993      11,843      10,490

                                                                             Year Ended December 31,
                                                          ---------------------------------------------------------
                                                             2000         1999        1998        1997        1996
                                                             ----         ----        ----        ----        ----
Balance Sheet Data:
      Cash and cash equivalents ......................      $5,461       $1,402      $6,180      $2,271     $10,838
      Working capital ................................      21,137       16,845      16,827      12,112      13,320
      Total assets ...................................     175,407      166,741     171,263     172,798     183,361
      Long-term debt, including current maturities ...     132,609       73,866      93,208     108,554     127,453
      Total shareholders' equity .....................      (2,971)      51,333      44,199      29,330      15,301

            ITEM 7: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

      The following discussion should be read in conjunction with the Consolidated Financial Statements and the Notes thereto appearing elsewhere in this report.

Results of Operations

      The following table sets forth, for the years indicated, certain consolidated financial data expressed as a percentage of net sales.

                                                                      Year Ended December 31,
                                                  ----------------------------------------------------------------
                                                         2000                   1999                   1998
                                                  ------------------     ------------------     ------------------
                                                                       (dollars in thousands)
Net sales .....................................   $ 240,883    100.0%    $ 231,324    100.0%    $ 217,223    100.0%
Cost of sales .................................     158,948     66.0       134,049     58.0       126,350     58.2
                                                  ---------    -----     ---------    -----     ---------    -----
  Gross profit ................................      81,935     34.0        97,275     42.0        90,873     41.8
Operating expenses:
  Engineering, research and development .......      22,207      9.2        18,075      7.8        15,665      7.2
  Selling, general and administrative .........      51,779     21.5        45,185     19.5        42,069     19.4
  Severance and other costs ...................       4,883      2.0         1,923      3.6            --       --
  Loss on royalty settlement ..................       2,781      1.2         6,400       --            --       --
  Loss on asset write-downs ...................       8,632      3.6            --       --            --       --
  Merger related costs ........................         959      0.4            --       --            --       --
  Amortization of intangibles from business
     acquisitions .............................      11,094      4.6         6,419      2.8         6,822      3.1
                                                  ---------    -----     ---------    -----     ---------    -----
Income/(loss) from operations .................     (20,400)    (8.5)       19,273      8.3        26,317     12.1
Interest and other income/(expense) ...........     (13,951)    (5.8)       (7,024)    (3.0)       (9,833)    (4.5)
                                                  ---------    -----     ---------    -----     ---------    -----
Income/(loss) from continuing operations
   before income tax provision ................     (34,351)   (14.3)       12,249      5.3        16,484      7.6
Income tax provision ..........................      20,711      8.6         4,287      1.9         5,968      2.7
                                                  ---------    -----     ---------    -----     ---------    -----
Net income/(loss) .............................   $ (55,062)   (22.9)%   $   7,962      3.4%    $  10,516      4.9%
                                                  =========    =====     =========    =====     =========    =====

Overview

PSC Inc. (the Company) achieved record annual sales in 2000 while also investing in new products that extend its reach into higher growth markets and emerging technologies within the Automatic Identification and Data Collection (AIDC) industry. During the year, the Company completed the acquisition and integration of Percon Incorporated (Percon), settled pending litigation with Symbol Technologies, Inc. (Symbol), increased investments in product development and marketing and announced a strategic restructuring plan to refocus the Company in 2001.

On January 19, 2000, the Company acquired all of the outstanding shares of Percon, a manufacturer of wireless and batch portable data terminals (PDTs), decoders, input devices and data management software, for approximately $61.0 million. The acquisition of Percon significantly increased the scope of the Company's product line, enhancing the Company's ability to provide systems type solutions and to expand the Company into the PDT and software/services categories of the AIDC market, which are growing rapidly.

On June 5, 2000, the Company, Mohawk Corp. (Parent) and Mohawk Acquisition Corp., a wholly owned subsidiary of Parent (Purchaser), entered into an Agreement and Plan of Merger. On July 24, 2000, Parent, Purchaser and the Company executed a Termination Agreement whereby the parties agreed to terminate the offer effective on such date. The Company recorded a pre-tax charge of $1.0 million during the second quarter of 2000 for expenses related to the merger activities.

In November 2000, the Company announced a restructuring plan to reduce its debt and to achieve future profitability and growth. The Company has identified the following actions to achieve its objectives: 1) the consolidation of its Webster, New York operations with its Eugene, Oregon operations, 2) the sale of certain non-core assets including the sale of its Webster, New York facility; the sale of its imager and verification product lines; and the sale of its Automation product line; and 3) the decision to focus the Company's concentration on three primary markets including Mobile and Wireless, Retail Automation, and Automatic Identification and Data Collection.

On November 20, 2000, all pending litigation with Symbol was settled. The agreements resolved all litigation between the parties and settled all disputed royalty payments. In 2000 and 1999, the Company recognized a total loss of approximately $12.0 million in connection with the royalty settlement, which included approximately $3.0 in inventory write-offs that were reflected in cost of sales in the consolidated statements of operations. In addition, the parties amended and clarified the Company's existing license agreement and included certain new patents. The parties also entered into product supply agreements for products that will begin shipping in late 2001. Under the terms of the supply agreements, the Company agreed to purchase hand-held laser scanners and scan engines from Symbol. Symbol agreed to purchase fixed-position retail POS scanners from the Company.

On December 31, 2000, the Company's agreement with Optimal Robotics Corp. (Optimal) to manufacture U-Scan(R) Express Self-Checkout Systems was terminated. Net sales to Optimal represents approximately 17% of the Company's total net sales for the year ending December 31, 2000 and less than 10% for the years ending December 31, 1999 and December 31, 1998. The Company is currently developing and marketing the PSC QUICKcheck(TM) Self-Checkout System to major supermarkets and mass merchandisers in a strategic alliance with Kyrus Corporation. The system is targeted for retail store express lanes and incorporates the PSC Magellan SL scanner, interactive video, security system and money tendering (cash, credit or debit). The PSC QUICKcheck Self-Checkout System is designed to permit customers to scan, bag and pay for their own purchases with little or no assistance from store personnel, thereby speeding checkout and improving store productivity.

For the Year ended December 31, 2000

Net Sales. Net sales of $240.9 million for the year ended December 31, 2000 increased 4% over 1999. The increase in net sales is primarily due to the inclusion of Percon product sales and increased sales of U-Scan(R) Express Self-Checkout Systems and engine products offset by a decline in retail fixed position and handheld product sales combined with a $7.9 million impact of unfavorable foreign currency exchange rates. International net sales increased 10% over the previous year primarily due to sales of U-Scan(R) Express Self-Checkout Systems, and represented 61% of net sales in 2000 versus 58% in 1999.

Gross Profit. Gross profit of $81.9 million for the year ended December 31, 2000 decreased 16% over 1999. As a percentage of sales, gross profit was 34.0% in 2000 compared to 42.1% in 1999. Gross profit dollars and percentage decreased primarily due to the combination of lower selling prices and a change in product mix, in addition to, inventory reserves/write-offs that were recorded primarily as a result of the royalty settlement with Symbol and the Company's strategic plan to consolidate its Webster, New York operations with its Eugene, Oregon operations.

Engineering, Research and Development (ER&D). In 2000, the Company continued its commitment to the development of new products. ER&D expenses of $22.2 million for the year ended December 31, 2000 increased $4.1 million or 23%. As a percentage of sales, ER&D increased to 9.2% from 7.8% in 1999. The 2000 dollar and percentage increases were primarily due to additional investments to develop new products and enhance existing products, and the inclusion of expenditures incurred by GAP and Percon, which were acquired in December 1999 and January 2000, respectively.

Selling, General and Administrative (SG&A). SG&A expenses of $51.8 million for the year ended December 31, 2000 increased $6.6 million or 15%. As a percentage of sales, SG&A increased to 21.5% in 2000 from 19.5% in 1999. The 2000 dollar and percentage increases are primarily attributed to the inclusion of Percon's expenditures, additional investments in the Company's marketing organization and marketing programs, and higher litigation and debt maintenance costs.

Loss on Asset Write-downs. Of the total $8.6 million loss recognized, $7.9 million was recorded in connection with the anticipated sale of the Webster, New York facility. The facility now approximates fair market value less any commissions or fees to be paid upon disposal. The Company anticipates disposing of the facility within the next twelve months, at which time, a portion of the proceeds will be utilized to reduce the Company's indebtedness under the senior credit facility.

Severance and Other Costs. During the first quarter of 2000, the Company recorded a pretax charge of $2.0 million for employee severance and benefit costs for the elimination of approximately 35 positions resulting from integration activities associated with the Percon acquisition and reorganization actions in connection with the Company's sales force. Excluding $0.5 million reversed during 2000, the Company utilized $1.5 million of the accrual in 2000.

During the fourth quarter of 2000, the Company recorded a pretax charge of $2.6 million for employee severance and benefit costs for the elimination of approximately 140 positions resulting primarily from the strategic plan to consolidate its operations in Webster, New York with its operations in Eugene, Oregon. The Company utilized $0.2 million of the accrual in 2000. As of December 31, 2000, the amount of the severance accruals was approximately $2.4 million, which relates to current contractual obligations.

Loss on Royalty Settlement. In 2000 and 1999, the Company recorded a pretax charge of $2.8 million and $6.4 million, respectively, in connection with the royalty settlement with Symbol. Additionally, inventory write-offs of approximately $3.0 million were reflected in cost of sales in 2000.

Merger Related Costs. The Company recorded a pretax charge of approximately $1.0 million during the second quarter of 2000 for expenses related to the termination of merger related activities.

Interest Expense. Interest expense increased $6.7 million versus the comparable period in 1999. The increase is primarily due to additional borrowings of $58.0 million in January 2000 to finance the acquisition of Percon, and bank fees incurred in connection with amendments and waivers obtained from its senior and subordinated debt holders.

Income Tax Provision. The Company's effective tax rate was (60.3%) in 2000 versus 35.0% in 1999 primarily due to an increase in the valuation allowance to fully reserve the deferred tax assets, in addition to, the exclusion of the nondeductible goodwill amortization recorded in connection with the Percon acquisition.

For the Year ended December 31, 1999

Net Sales. Net sales of $231.3 million for the year ended December 31, 1999 increased 7% over 1998. The increase in net sales is primarily due to higher sales of fixed position retail, handheld retail and U-Scan(R) Express Self-Checkout Systems products offset by lower industrial automation, handheld commercial and industrial scanner and engine product sales. International net sales increased 19% over the prior year primarily due to the introduction of new products and the continued growth in the Company's European and Asian customer sales, and represented 58% of net sales in 1999 versus 52% in 1998.

Gross Profit. Gross profit of $97.3 million for the year ended December 31, 1999 increased 7% over 1998. As a percentage of sales, gross profit was 42.1% in 1999 compared to 41.8% in 1998. Gross profit dollars and percentage increased primarily due to the change in product mix, as higher margin fixed position products represented a greater percentage of total sales.

Engineering, Research and Development (ER&D). In 1999, the Company continued its commitment to new products. ER&D expenses of $18.1 million for the year ended December 31, 1999 increased $2.4 million or 15%. As a percentage of sales, ER&D increased to 7.8% from 7.2% in 1998. The 1999 dollar and percentage increases were primarily due to additional investments to develop new products and enhance existing products.

Selling, General and Administrative (SG&A). SG&A expenses of $45.2 million for the year ended December 31, 1999 increased $3.1 million or 7%. As a percentage of sales, SG&A increased slightly to 19.5% in 1999 from 19.4% in 1998. The 1999 dollar and percentage increases are primarily attributed to an increase in the international sales infrastructure to support higher sales volumes and additional investments in the Company's marketing organization and marketing programs.

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

Loss on Royalty Settlement. During the fourth quarter of 1999, the Company recorded a pretax charge of $6.4 million in connection with the Symbol litigation.

Income Tax Provision. The Company's effective tax rate was 35.0% in 1999 versus 36.2% in 1998 primarily due to utilization of federal tax credits and larger Foreign Sales Corporation benefits realized during the current year. In 1999, the Company recorded a $4.3 million income tax provision due to an increase in pretax income.

Liquidity and Capital Resources

Current assets increased $5.0 million from December 31, 1999 primarily due to an increase in cash and accounts receivable levels. Current liabilities increased $0.7 million from December 31, 1999 primarily due to an increase in accounts payable and accrued expenses offset by a decrease in the Company's current portion of long-term debt. As a result, working capital increased $4.3 million.

Property, plant and equipment expenditures totaled $3.6 million in 2000 and $4.8 million in 1999. The 2000 expenditures primarily related to new product tooling, computer software and hardware, and manufacturing equipment. The 1999 expenditures primarily related to manufacturing equipment, new product tooling and computer hardware.

At December 31, 2000, liquidity immediately available to the Company consisted of cash and cash equivalents of $5.5 million. The Company had a revolving credit facility totaling $45.0 million, of which, $34.0 million was outstanding at December 31, 2000. The Company, however, was restricted from borrowing additional funds under its revolving credit facilities as of December 31, 2000. The Company has embarked upon a process of selling certain non-core assets, including the Webster, New York facility, with the objective of generating proceeds to reduce the outstanding indebtedness under the senior credit facility. The Company is required to use at least 50% of its net cash proceeds from its non-core asset sales to repay amounts borrowed under its senior credit facilities.

The Company is required to meet certain financial covenants in relation to its senior and subordinated credit facilities including, but not limited to, the senior debt ratio, total debt ratio, interest coverage ratio, fixed charge coverage ratio and net worth. The senior debt and subordinated term loan agreements also restrict payment of dividends, limit stock repurchases. The Company was not in compliance with all of these covenants as of December 31, 2000. As a result, the Company obtained waivers and amendments from both its senior and subordinated debt holders. The waivers and amendments waived the events of default relating to certain financial covenants as of December 31, 2000 and, in connection therewith, modified certain provisions of the credit facilities through March 31, 2001, subject to certain terms and conditions. Among other provisions, the commitment for its senior working capital facility was reduced from $50.0 million to $45.0 million and the interest rate for the senior credit facilities was increased to prime + 1.50% from November 1, 2000 to December 31, 2000 and to prime + 2.00% from January 1, 2001 to March 31, 2001. Additionally, a 2.00% default interest rate was accrued on the senior debt facilities from November 1, 2000 until April 13, 2001.

On March 31, 2001, the Company obtained waivers from its senior and subordinated debt holders which extended the expiration dates of the respective credit facilities until April 13, 2001.

On April 13, 2001, the Company obtained agreements from its senior lenders extending the maturity date of the credit facility to April 1, 2002. The agreement modifies certain provisions of the amended credit facilities including financial covenants and is subject to certain terms and conditions. Among other provisions, the commitment for its working capital facility was reduced from $45.0 million to $42.0 million, and the interest rate for the senior credit facilities was increased to prime + 2.25% from April 1, 2001 to September 30, 2001, prime + 2.50% from October 1, 2001 to December 31, 2001 and prime + 3.50% from January 1, 2002 to April 1, 2002. As of the current date, the Company has $34.0 million outstanding under its working capital facility excluding foreign exchange contracts and is restricted from borrowing additional amounts as working capital advances except that prior to September 30, 2001, the Company will be permitted to borrow an amount not to exceed $2.0 million to bridge the closings on certain non-core asset sales. The Company will be required to pay from $1.5 million to $4.5 million in bank modification fees subject to certain terms and conditions. The term loan and senior revolving credit are due and payable on April 1, 2002.

In connection with the subordinated credit facilities, the agreement obtained on April 13, 2001 modifies certain provisions of the credit facilities including financial covenants as well as providing for repricing of the warrants to purchase 975 Common Shares of the Company held by subordinated lenders based on the average per share market price prevailing on the 15 trading dates immediately prior to the date of this agreement. The Company has agreed to pay the subordinated lenders on a pro rata basis for fees up to a maximum payment of $1.5 million based upon the average prevailing per share market price of the Company's Common Shares on the 15 trading days immediately prior to April 2, 2002. Such payment will be made in sequential installments of 30, 90 and 150 days after April 1, 2002 or April 1, 2003, as applicable. The Company also agreed to pay all interest being accrued from September 30, 2000 until March 31, 2002 on April 2, 2002. Additionally, the Company is required to repay the principle balance of $30.0 million on April 2, 2002.

The Company will be seeking further amendments to its senior and subordinated credit facilities or refinancing with debt and/or equity. If the Company is unsuccessful in obtaining such further amendments or refinancing prior to April 1, 2002, management believes that the Company will be unable to pay the amounts that would be due and payable at that time.

The Company's liquidity is dependent upon its ability to successfully generate positive cash flow from operations and completion of non-core asset sales. Management believes the Company will have sufficient cash flows for the 12 months ending December 31, 2001. The Company will be required to pay in the range of $2.0 million to $2.6 million in bank fees as indicated above.

In the opinion of management, inflation has not had a material effect on the operations of the Company.

Market Risk

At December 31, 2000, the Company had outstanding foreign currency exchange contracts to sell $0.2 million of Euros. The difference between the fair value of these outstanding contracts and the contract amounts was immaterial. The effect of a hypothetical 10% fluctuation in exchange rates for these currencies would also be immaterial. Since these contracts hedge foreign currency denominated transactions, any change in the fair value of the contracts would be offset by changes in the underlying value of the transactions being hedged.

The net assets of the Company's foreign subsidiaries at December 31, 2000 totaled $11.4 million. The potential loss in net assets resulting from a hypothetical 10% adverse change in quoted foreign currency exchange rates amounts to $1.0 million.

The fair value of long-term fixed interest rate debt is subject to interest rate risk. Generally, the fair value of fixed interest rate debt will increase as interest rates fall and decrease as interest rates rise. The estimated fair value of the Company's total long-term debt was $132.6 million, including current maturities, at December 31, 2000. A hypothetical 1% decrease from prevailing interest rates at December 31, 2000 would result in an increase in fair value of long-term debt by approximately $1.2 million.

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

                                    PART III

           ITEM 10: DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

      The information required by this item is presented under the captions entitled "Election of Directors - Information Concerning Nominees for Directors and Other Incumbent Members of the Board of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance" contained in the Company's proxy statement for the 2001 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year covered by this report, or in an amendment to this Form 10-K, and is incorporated in this report by reference thereto. The information regarding Executive Officers of the Registrant is found in Part I of this report.

                         ITEM 11: EXECUTIVE COMPENSATION

      The information required by this item is presented under the caption entitled "Executive Officer Compensation" contained in the Company's proxy statement for the 2001 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year covered by this report, or in an amendment to this Form 10-K, and is incorporated in this report by reference thereto, except, however, the sections entitled "Corporate Performance Graph" and the "Report of the Compensation Committee of the Board of Directors" are not incorporated in this report by reference.

     ITEM 12: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      The information required by this item is presented under the caption entitled "Security Ownership of Certain Beneficial Owners and Management" contained in the Company's proxy statement for the 2001 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year covered by this report, or in an amendment to this Form 10-K, and is incorporated in this report by reference thereto.

             ITEM 13: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      The information required by this item is presented under the caption "Executive Officer Compensation - Interest of Directors and Management in Certain Transactions" contained in the Company's proxy statement for the 2001 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year covered by this report, or in an amendment to this Form 10-K, and is incorporated in this report by reference thereto.

PART IV

ITEM 14: EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) 1   Financial Statements                                                Page
                                                                            ----

        Report of Independent Public Accountants............................  46

        Consolidated Financial Statements...................................  47

        Notes to Consolidated Financial Statements..........................  51

(a) 2   Financial Statement Schedules:

        Included in Part IV of this report:

        Schedule II    Valuation and Qualifying Accounts....................  73

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

3.4 Amended Bylaws of the Company as currently in effect (incorporated by reference to Exhibit 3.1 of the Company's Quarterly Report on Form 10-Q for the quarter ended September 29, 2000 (the "September 29, 2000 Form 10-Q")).

3.4 Articles of Merger of West Acquisition Corp. into Percon Incorporated filed with the Secretary of the State of Washington on January 19, 2000 (incorporated by reference to Exhibit 3.1 of the January 19, 2000 Form 8-K).

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

4.10 Amendment No. 1 to the Rights Agreement dated as of June 5, 2000 between the Company and ChaseMellon Shareholder Services, LLC, as Rights Agent (incorporated by reference to Exhibit 4.1 of the Company's Current Report on Form 8-K dated June 5, 2000).

10.1* Agreement between the Company and Robert S. Ehrlich as of June 2, 1998 (incorporated by reference to Exhibit 10.2 of the Company's Quarterly Report on Form 10-Q for the quarter ended July 3, 1998 (the "July 3, 1998 Form 10-Q")).

10.2* First Amendment to Agreement between the Company and Robert S. Ehrlich as of December 11, 1998 (incorporated by reference to Exhibit 10.4 of the Company's Annual Form 10-K for the fiscal year ended December 31, 1998 (the "December 31, 1998 Form 10-K")).

10.3* Second Amendment to Agreement between the Company and Robert S. Ehrlich as of July 13, 1999 (incorporated by reference to Exhibit 10.6 of the Company's Quarterly Report on Form 10-Q for the quarter ended July 2, 1999 (the "July 2, 1999 Form 10-Q")).

10.4* Form of Change-in-Control/Severance Agreement between the Company and certain of its executive officers (incorporated by reference to Exhibit
        10.3 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996 (the "December 31,1996 Form 10-K")).

10.5* Form of third party severance letter between Spectra-Physics Scanning Systems, Inc. and certain executive officers (incorporated by reference to Exhibit 10.4 of the December 31, 1996 Form 10-K).

10.6* Employment Agreement between the Company and Robert C. Strandberg, as of June 2, 1998 (incorporated by reference to Exhibit 10.1 of the July 3, 1998 Form 10-Q).

10.7*   First Amendment to Employment Agreement between the Company and Robert
        C. Strandberg, as of December 11, 1998 (incorporated by reference to
        Exhibit 10.9 of the December 31, 1998 Form 10-K).

10.8*   Second Amendment to Employment Agreement between the Company and Robert
        C. Strandberg, as of July 13, 1999 (incorporated by reference to Exhibit
        10.5 of the July 2, 1999 Form 10-Q).

10.9* Employment Agreement between the Company and Nigel P. Davis dated 1998 (incorporated by reference to Exhibit 10.11 of the December 31, 1998 Form 10-K).

10.10* Employment Agreement between the Company and George A. Plesko dated as of December 21, 1999 (incorporated by reference to Exhibit 10.3 of the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2000 (the "March 31, 2000 Form 10-Q")).

10.11* Noncompetition and Confidentiality Agreement between the Company and George A. Plesko dated as of December 21, 1999 (incorporated by reference to Exhibit 10.4 of the March 31, 2000 Form 10-K).

10.12* Employment Agreement between the Company and Andy J. Storment dated as of January 19, 2000 (incorporated by reference to Exhibit 10.5 of the March 31, 2000 Form 10-K).

10.13* Noncompetition Agreement between the Company and Andy J. Storment dated as of January 19, 2000 (incorporated by reference to Exhibit 10.6 of the March 31, 2000 Form 10-K).

10.14* Employment Agreement between the Company and Edward J. Borey as of December 4, 2000

10.15* Form of Indemnification Agreement between the Company and its Directors and Officers (incorporated by reference to Exhibit 10.10 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1991).

10.16* PSC Inc. Director Compensation Plan dated as of May 7, 1998 (incorporated by reference to Exhibit 10.3 of the July 3, 1998 Form 10-Q).

10.17* Amended and Restated 1987 Stock Option Plan (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1994).

10.18*  Amended PSC Inc. 1994 Stock Option Plan (incorporated by reference to
        Exhibit 4.1 of the Company's Registration Statement on Form S-8 dated August 5, 1999 No. 333-84539).

10.19*  Amended 1995 Employee Stock Purchase Plan (incorporated by reference to
        Exhibit 10.4 of the July 3, 1998 Form 10-Q).

10.20*  2000 Employee Stock Purchase Plan

10.21*  1997 Management Incentive Plan (incorporated by reference to Exhibit
        10.12 of the Company's December 31, 1997 Form 10-K).

10.22* Third Restatement of the PSC Inc. 401(k) Plan dated as of July 1, 1997 (incorporated by reference to Exhibit 10.13 of the Company's December 31, 1997 Form 10-K).

10.23 Credit Agreement dated July 12, 1996 among PSC Acquisition, Inc., as Borrower, PSC Inc. and Guarantor, the Initial Lenders named therein and Fleet Bank as Initial Issuing Bank and Administrative Agent, together with Form of Term A Note, Form of Term B Note and Form of Working Capital Note (incorporated by reference to Exhibit 10.2 of the 1996 8-K).

10.24 First Amendment dated as of September 27, 1996 to the Credit Agreement dated as of July 12, 1996 among PSC Scanning Inc., as Borrower, PSC Inc., as Guarantor, the financial institutions party thereto and Fleet Bank as initial Issuing Bank and administrative agent (incorporated by reference to Exhibit 10.1 of the Company's Quarterly Report on Form 10-Q for the quarter ended September 27, 1996 (the "September 27, 1996 Form 10-Q")).

10.25 Second Amendment dated as of July 4, 1997 to the Credit Agreement dated as of July 12, 1996 among PSC Scanning Inc., as Borrower, PSC Inc., as Guarantor, the financial institutions party thereto and Fleet Bank as initial Issuing Bank and administrative agent (incorporated by reference to Exhibit 10.3 of the July 4, 1997 Form 10-Q).

10.26 Amendment Three dated as of August 13, 1997 to the Credit Agreement dated as of July 12, 1996 among PSC Scanning Inc., as Borrower, PSC Inc., as Guarantor, the financial institutions party thereto and Fleet Bank as initial Issuing Bank and administrative agent (incorporated by reference to Exhibit 10.5 of the Company's Quarterly Report on Form 10-Q/A for the quarter ended July 4, 1997 (the "July 4, 1997 Form 10-Q/A")).

10.27 Consent dated as of December 8, 1997 to the Credit Agreement dated as of July 12, 1996 among PSC Scanning Inc., as Borrower, PSC Inc., as Guarantor, the financial institutions party thereto and Fleet Bank as initial Issuing Bank and administrative agent (incorporated by reference to Exhibit 10.18 of the Company's December 31, 1997 Form 10-K).

10.28 Fourth Amendment dated as of April 8, 1998 to the Credit Agreement dated as of July 12, 1996 among PSC Scanning Inc., as Borrower, PSC Inc., as Guarantor, the financial institutions party thereto and Fleet Bank as initial Issuing Bank and administrative agent (incorporated by reference to Exhibit 10.1 of the Company's Quarterly Report on Form 10-Q for the quarter ended April 3, 1998).

10.29 Amendment Five and Consent and Waiver dated as of March 1, 1999 to the Credit Agreement dated as of July 12, 1996 among PSC Scanning Inc., as Borrower, PSC Inc., as Guarantor, the financial institutions party thereto and Fleet Bank as initial Issuing Bank and administrative agent (incorporated by reference to Exhibit 10.1 of the July 2, 1999 Form 10-Q).

10.30 Amendment Six dated as of May 1, 1999 to the Credit Agreement dated as of July 12, 1996 among PSC Scanning Inc., as Borrower, PSC Inc., as Guarantor, the financial institutions party thereto and Fleet Bank as initial Issuing Bank and administrative agent (incorporated by reference to Exhibit 10.3 of the July 2, 1999 Form 10-Q).

10.31 Consent and Waiver dated as of June 30, 1999 to the Credit Agreement dated as of July 12, 1996 among PSC Scanning Inc., as Borrower, PSC Inc., as Guarantor, the financial institutions party thereto and Fleet Bank as initial Issuing Bank and administrative agent (incorporated by reference to Exhibit 10.4 of the July 2, 1999 Form 10-Q).

10.32 Amendment Seven and Consent and Waiver dated as of October 13, 1999 to the Credit Agreement dated as of July 12, 1996 among PSC Scanning Inc., as Borrower, PSC Inc., as Guarantor, the financial institutions party thereto and Fleet Bank as initial Issuing Bank and administrative agent (incorporated by reference to Exhibit 10.27 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1999 (the "December 31,1999 Form 10-K")).

10.33 Variance dated as of October 28, 1999 to the Credit Agreement dated as of July 12, 1996 among PSC Scanning Inc., as Borrower, PSC Inc., as Guarantor, the financial institutions party thereto and Fleet Bank as initial Issuing Bank and administrative agent (incorporated by reference to Exhibit 10.28 of the December 31, 1999 Form 10-K).

10.34 Amendment Eight and Consent and Waiver dated as of January 19, 2000 to the Credit Agreement dated as of July 12, 1996 among PSC Scanning Inc., as Borrower, PSC Inc., as Guarantor, the financial institutions party thereto and Fleet Bank as initial Issuing Bank and administrative agent (incorporated by reference to Exhibit 10.1 of the January 19, 2000 Form 8-K).

10.35 Amendment Nine and Consent and Waiver dated as of March 31, 2000 to the Credit Agreement dated as of July 12, 1996 among PSC Scanning Inc., as Borrower, PSC Inc., as Guarantor, the financial institutions party thereto and Fleet Bank as initial Issuing Bank and administrative agent (incorporated by reference to Exhibit 10.1 of the March 31, 2000 Form 10-Q).

10.36 Tenth Amendment and Waiver dated as of December 29, 2000 with respect to the Credit Agreement dated as of July 12, 1996, as amended, among PSC Scanning Inc., as Borrower, PSC Inc., as Guarantor, the financial institutions party thereto and Fleet National Bank as administrative agent (incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K dated December 29, 2000 (the "December 29, 2000 Form 8-K")).

10.37 Amended and Restated Tenth Amendment and Waiver dated as of December 29, 2000 with respect to the Credit Agreement dated as of July 12, 1996, as amended, among PSC Scanning Inc., as Borrower, PSC Inc., as Guarantor, the financial institutions party thereto and Fleet National Bank as administrative agent

10.38 Waiver dated as of April 1, 2001 with respect to the Credit Agreement dated as of July 12, 1996, as amended, among PSC Scanning Inc., as Borrower, PSC Inc., as Guarantor, the financial institutions party thereto and Fleet National Bank as administrative agent

10.39 Letter Agreement dated as of April 13, 2001 with respect to the Credit Agreement dated as of July 12, 1996, as amended, among PSC Scanning Inc., as Borrower, PSC Inc., as Guarantor, the financial institutions party thereto and Fleet National Bank as administrative agent

10.40 Securities Purchase Agreement dated July 12, 1996 among PSC Inc., SpectraScan, Inc. and Equitable Life Assurance Society of the United States (separate but identical Securities Purchase Agreements were addressed to each of the Other Purchasers of the Senior Subordinated Notes) (incorporated by reference to Exhibit 10.1 of the 1996 8-K).

10.41 Amendment No. 1 dated October 10, 1996 to the Securities Purchase Agreements among PSC Inc., PSC Scanning Inc., and Equitable Life Assurance Society of the United States (separate but identical amendments were addressed to each of the other purchasers of the Senior Subordinated Notes) (incorporated by reference to Exhibit 10.2 of the September 27, 1996 10-Q).

10.42 Amendment No. 2 dated July 4, 1997 to the Securities Purchase Agreements among PSC Inc., PSC Scanning Inc., and Equitable Life Assurance Society of the United States (separate but identical amendments were addressed to each of the other purchasers of the Senior Subordinated Notes) (incorporated by reference to Exhibit 10.4 of the July 4, 1997 Form 10-Q).

10.43 Amendment No. 3 dated August 18, 1997 to the Securities Purchase Agreements and Warrants among PSC Inc., PSC Scanning Inc., and the Purchasers named in the Securities Purchase Agreements (incorporated by reference to Exhibit 10.6 of the July 4, 1997 Form 10-Q/A).

10.44 Consent dated as of December 29, 1997 to the Securities Purchase Agreements and Warrants among PSC Inc., PSC Scanning Inc., and the Purchasers named in the Securities Purchase agreements (incorporated by reference to Exhibit 10.23 of the Company's December 31, 1997 Form 10-K).

10.45 Amendment No. 4, Consent and Waiver dated March 1, 1999 to the Securities Purchase Agreements and Warrants among PSC Inc., PSC Scanning Inc., and the Purchasers named in the Securities Purchase Agreements (incorporated by reference to Exhibit 10.2 of the July 2, 1999 Form 10-Q).

10.46 Amendment No. 5, and Consent dated December 20, 1999 to the Securities Purchase Agreements and Warrants among PSC Inc., PSC Scanning Inc., and the Purchasers named in the Securities Purchase Agreements (incorporated by reference to Exhibit 10.36 of the December 31, 1999 Form 10-K).

10.47 Amendment No. 6, and Consent dated March 31, 2000 to the Securities Purchase Agreements and Warrants among PSC Inc., PSC Scanning Inc., and the Purchasers named in the Securities Purchase Agreements (incorporated by reference to Exhibit 10.2 of the March 31, 2000 Form 10-Q).

10.48 Amendment No. 7, and Consent and Waiver dated December 29, 2000 to the Securities Purchase Agreements and Warrants among PSC Inc., PSC Scanning Inc., and the Purchasers named in the Securities Purchase Agreements dated July 12, 1996, as amended, modified and supplemented (incorporated by reference to Exhibit 10.2 of the December 29, 2000 Form 8-K).

10.49 Amended and Restated Amendment No. 7, and Consent and Waiver dated December 29, 2000 to the Securities Purchase Agreements and Warrants among PSC Inc., PSC Scanning Inc., and the Purchasers named in the Securities Purchase Agreements dated July 12, 1996, as amended, modified and supplemented

10.50 Consent and Waiver dated March 31, 2001 to the Securities Purchase Agreements and Warrants among PSC Inc., PSC Scanning Inc., and the Purchasers named in the Securities Purchase Agreements dated July 12, 1996, as amended, modified and supplemented

10.51 Letter Agreement dated April 13, 2001 to the Securities Purchase Agreements and Warrants among PSC Inc., PSC Scanning Inc., and the Purchasers named in the Securities Purchase Agreements dated July 12, 1996, as amended, modified and supplemented

10.52 Stock and Warrant Purchase Agreement dated September 4, 1997 by and between PSC Inc. and Hydra Investissements S.A. (incorporated by reference to Exhibit 10.1 of the 1997 Form 8-K).

10.53 Registration and Investor Rights Agreement dated September 10, 1997 by and between PSC Inc. and Hydra Investissements S.A. (incorporated by reference to Exhibit 10.2 of the 1997 Form 8-K).

10.54 Lease Agreement between the Company and Scan LLC dated May 12, 1999 (incorporated by reference to Exhibit 10.1 of the Company's Quarterly Report on Form 10-Q for the quarter ended April 2, 1999).

10.55 Settlement Agreement between the Company and Symbol Technologies, Inc. dated as of October 1, 2000

22.1    Subsidiaries of Registrant

24.1    Consent of Independent Public Accountant, dated April 16, 2001

(b):    Reports on Form 8-K:

        Report on Form 8-K dated August 22, 2000

        Report on Form 8-K dated December 4, 2000

        Report on Form 8-K dated December 29, 2000

*       Management contract or compensatory plan or arrangement

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  April 13, 2001              PSC Inc.

                                    /s/ Edward J. Borey
                                    ------------------------------------
                                          Edward J. Borey
                                          President and Chief Executive Officer
                                             and Director

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:  April 13, 2001               Principal Executive Officer

                                    /s/ Edward J. Borey
                                    ------------------------------------------
                                          Edward J. Borey
                                          President and Chief Executive Officer
                                             and Director


Date:  April 13, 2001               Principal Accounting Officer

                                    /s/ Chester A. Galka
                                    ------------------------------------------
                                          Chester A. Galka
                                          Director of Finance

Date:  April 13, 2001               /s/ Jay M. Eastman
                                    ------------------------------
                                          Jay M. Eastman
                                          Director

Date:  April 13, 2001               /s/ Robert S. Ehrlich
                                    ------------------------------
                                          Robert S. Ehrlich
                                          Director, Chairman of the Board

Date:  April 13, 2001               /s/ Donald K. Hess
                                    ------------------------------
                                          Donald K. Hess
                                          Director

Date:  April 13, 2001               /s/ Thomas J. Morgan
                                    ------------------------------
                                          Thomas J. Morgan
                                          Director

Date:  April 13, 2001               /s/ James C. O'Shea
                                    ------------------------------
                                          James C. O'Shea
                                          Director

Date:  April 13, 2001               /s/ Terry R. Peets
                                    ------------------------------
                                          Terry R. Peets
                                          Director

Date:  April 13, 2001               /s/ Jack E. Rosenfeld
                                    ------------------------------
                                          Jack E. Rosenfeld
                                          Director

Date:  April 13, 2001               /s/ Roberto Tunioli
                                    ------------------------------
                                          Roberto Tunioli
                                          Director

Date:  April 13, 2001               /s/ Bert W. Wasserman
                                    ------------------------------
                                          Bert W. Wasserman
                                          Director

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To PSC Inc.:

We have audited the accompanying consolidated balance sheets of PSC Inc. (a New York corporation) and subsidiaries as of December 31, 2000 and 1999, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three years in the period ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of PSC Inc. and subsidiaries as of December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States.

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


                                          /s/ ARTHUR ANDERSEN LLP


Rochester, New York
February 9, 2001 (except with respect
to the matter discussed in Note 20, as
to which the date is April 13, 2001)

                            PSC INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                (All amounts in thousands, except per share data)

                                                                                       December 31,
                                                                                   --------------------
                                                                                     2000        1999
                                                                                   --------    --------
                                     ASSETS
Current Assets:
  Cash and cash equivalents                                                        $  5,461    $  1,402
  Accounts receivable, net of allowance for doubtful accounts
    of $793 and $685, respectively                                                   39,404      38,396
  Inventories, net                                                                   22,286      23,343
  Prepaid expenses and other                                                          4,489       3,514
                                                                                   --------    --------
     Total current assets                                                            71,640      66,655
Property, Plant and Equipment, net                                                   15,809      25,994
Deferred Tax Assets                                                                      --      20,762
Intangible and Other Assets, net                                                     87,958      53,330
                                                                                   --------    --------
     Total assets                                                                  $175,407    $166,741
                                                                                   ========    ========

                      LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
  Current portion of long-term debt                                                $  6,747    $ 16,281
  Accounts payable                                                                   25,729      20,685
  Accrued expenses                                                                   11,128       7,086
  Accrued payroll and related employee benefits                                       6,899       5,758
                                                                                   --------    --------
     Total current liabilities                                                       50,503      49,810
Long-Term Debt, less current maturities                                             125,862      57,585
Accrued Provision for Disputed Royalties                                                 --       6,400
Other Long-Term Liabilities                                                           2,013       1,613
Commitments and Contingencies

Shareholders' Equity:
   Series A convertible preferred shares, par value $.01; 110 shares authorized,
     issued and outstanding ($11,000 aggregate liquidation value)                         1           1
   Series B preferred shares, par value $.01; 175 authorized, no shares
     issued and outstanding                                                              --          --
   Undesignated preferred shares, par value $.01; 9,715 authorized, no shares
     issued and outstanding                                                              --          --
   Common shares, par value $.01; 40,000 authorized, 12,313
     and 12,080 issued, respectively                                                    123         121
   Additional paid-in capital                                                        73,909      71,843
   Retained earnings/(Accumulated deficit)                                          (73,127)    (18,065)
   Accumulated other comprehensive loss                                              (2,520)     (1,210)
   Less treasury shares repurchased at cost, 180 shares                              (1,357)     (1,357)
                                                                                   --------    --------
     Total shareholders' equity                                                      (2,971)     51,333
                                                                                   --------    --------
     Total liabilities  and shareholders' equity                                   $175,407    $166,741
                                                                                   ========    ========

        See accompanying notes to the Consolidated Financial Statements.

                            PSC INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                (All amounts in thousands, except per share data)

                                                                             Year Ended December 31,
                                                                        --------------------------------
                                                                          2000        1999        1998
                                                                        --------    --------    --------
Net Sales                                                               $240,883    $231,324    $217,223
Cost of Sales                                                            158,948     134,049     126,350
                                                                        --------    --------    --------
     Gross profit                                                         81,935      97,275      90,873

Operating Expenses:
     Engineering, research and development                                22,207      18,075      15,665
     Selling, general and administrative                                  51,779      45,185      42,069
     Loss on asset write-downs                                             8,632          --          --
     Severance and other costs                                             4,883       1,923          --
     Loss on royalty settlement                                            2,781       6,400          --
     Merger related costs                                                    959          --          --
     Amortization of intangibles resulting from business acquisitions     11,094       6,419       6,822
                                                                        --------    --------    --------
        Income/(loss) from operations                                    (20,400)     19,273      26,317

Interest and Other Income:
     Interest expense                                                    (14,407)     (7,686)    (10,246)
     Interest income                                                         421         278         238
     Other income                                                             35         384         175
                                                                        --------    --------    --------
                                                                         (13,951)     (7,024)     (9,833)
                                                                        --------    --------    --------

Income/(Loss) Before Income Tax Provision                                (34,351)     12,249      16,484
Income Tax Provision                                                      20,711       4,287       5,968
                                                                        --------    --------    --------
Net Income/(Loss)                                                       $(55,062)   $  7,962    $ 10,516
                                                                        ========    ========    ========

Net Income/(Loss) Per Common and Common
     Equivalent Share:
     Basic                                                              $  (4.56)   $   0.67    $   0.90
     Diluted                                                            $  (4.56)   $   0.58    $   0.75

Weighted Average Number of Common
     and Common Equivalent Shares Outstanding:
     Basic                                                                12,077      11,942      11,713
     Diluted                                                              12,077      13,751      13,993

        See accompanying notes to the Consolidated Financial Statements.

                                PSC INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                (All amounts in thousands)

                                                                          Year Ended December 31,
                                                    ------------------------------------------------------------------
                                                            2000                    1999                   1998
                                                    --------------------    --------------------   -------------------
                                                     Shares      Amount      Shares      Amount     Shares     Amount
                                                    --------    --------    --------    --------   --------   --------
Common Shares:
   Balance, beginning of year                         12,080        $121      11,869        $119     11,390       $114
   Issuance of shares pursuant to
      Employee Stock Purchase Plan                       135           1         129           1        107          1
   Issuance of shares pursuant to
      Director Compensation Plan                          21          --          --          --         --         --
   Issuance of restricted stock awards, net               --          --          --          --         62          1
   Exercise of options                                    77           1          82           1        310          3
                                                    --------    --------    --------    --------   --------   --------
   Balance, end of year                               12,313        $123      12,080        $121     11,869       $119
                                                    ========    ========    ========    ========   ========   ========

Additional Paid-In Capital:
   Balance, beginning of year                                    $71,843                 $70,068               $66,734
   Issuance of shares pursuant to
      Employee Stock Purchase Plan                                   861                     964                   737
   Issuance of shares pursuant to
      Director Compensation Plan                                     112                      --                    --
   Exercise of options                                               486                     594                 1,983
   Issuance of restricted stock awards, net                           --                      --                   590
   Deferred compensation for restricted
      stock awards, net of amortization                              (21)                    175                  (459)
   Effect of repricing warrants                                      600                      --                    --
   Tax benefit from exercise or early
      disposition of stock options                                    28                      42                   483
                                                                --------                --------              --------
   Balance, end of year                                          $73,909                 $71,843               $70,068
                                                                ========                ========              ========

Retained Earnings/(Accumulated Deficit):
   Balance, beginning of year                                   $(18,065)               $(26,027)             $(36,543)
   Net income/(loss)                                             (55,062)                  7,962                10,516
                                                                --------                --------              --------
   Balance, end of year                                         $(73,127)               $(18,065)             $(26,027)
                                                                ========                ========              ========

Accumulated Other Comprehensive
   Income/(Loss):
   Balance, beginning of year                                    $(1,210)                   $275                 $(739)
   Foreign currency translation adjustment                        (1,310)                 (1,173)                  702
   Unrealized (loss)/gain on securities                               --                    (312)                  312
                                                                --------                --------              --------
   Balance, end of year                                          $(2,520)                $(1,210)                 $275
                                                                ========                ========              ========

Treasury Shares:
   Balance, beginning of year                                    $(1,357)                  $(237)                $(237)
   Shares repurchased                                                 --                  (1,120)                   --
                                                                --------                --------              --------
   Balance, end of year                                          $(1,357)                $(1,357)                $(237)
                                                                ========                ========              ========

Comprehensive Income/(Loss):
   Net Income/(Loss)                                            $(55,062)                 $7,962               $10,516
   Other comprehensive income/(loss), net of tax:
      Foreign currency translation adjustment                     (1,310)                 (1,173)                  702
        Unrealized (loss)/gain on securities                          --                    (312)                  312
                                                                --------                --------              --------
   Comprehensive Income/(Loss)                                  $(56,372)                 $6,477               $11,530
                                                                ========                ========              ========

        See accompanying notes to the Consolidated Financial Statements.

                            PSC INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (All amounts in thousands)

                                                                       Year Ended December 31,
                                                                   --------------------------------
                                                                     2000        1999        1998
                                                                   --------    --------    --------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income/(loss)                                                  $(55,062)     $7,962     $10,516
Adjustments to reconcile net income/(loss) to
    net cash provided by operating activities:
        Depreciation and amortization                                18,422      13,300      13,399
        (Gain)/loss on disposition of assets                             (2)         --           9
        Loss on asset write-downs                                     8,632          --          --
        Loss on royalty settlement                                    2,781       6,400          --
        Deferred tax assets                                          20,784         482       2,332
        (Increase) decrease in assets:
           Accounts receivable, net                                   5,426      (1,284)     (2,029)
           Inventories                                                5,077      (6,093)        473
           Prepaid expenses and other                                  (928)       (568)     (1,377)
        Increase (decrease) in liabilities:
           Accounts payable                                             490       2,495         190
           Accrued expenses                                             960        (982)        630
           Accrued payroll and related employee benefits              1,068          88        (477)
           Accrued acquisition related restructuring costs               --        (414)       (819)
                                                                   --------    --------    --------
             Net cash provided by operating activities                7,648      21,386      22,847
                                                                   --------    --------    --------

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures                                                 (3,609)     (4,752)     (5,792)
Additions to intangible and other assets                             (5,226)     (9,736)     (1,559)
Net cash paid for business                                          (53,486)         --          --
Proceeds from asset sales                                                14       8,620          --
Repayment of notes for stock option activity                             --          --         325
                                                                   --------    --------    --------
             Net cash used in investing activities                  (62,307)     (5,868)     (7,026)
                                                                   --------    --------    --------

CASH FLOWS FROM FINANCING ACTIVITIES:
Additions to long-term debt                                         119,000      11,750      11,500
Payments of long-term debt                                          (60,855)    (31,092)    (26,846)
Addition to (payments of) other long-term liabilities                   395        (263)       (476)
Exercise of options and the issuance of common shares                 1,460       1,559       2,725
Purchase of treasury stock                                               --      (1,120)         --
Tax benefit from exercise or early disposition of stock options          28          43         483
                                                                   --------    --------    --------
             Net cash provided by (used in) financing activities     60,028     (19,123)    (12,614)
                                                                   --------    --------    --------

Effect of exchange rate changes on cash and cash equivalents         (1,310)     (1,173)        702
                                                                   --------    --------    --------

Net Increase (Decrease) in Cash and Cash Equivalents                  4,059      (4,778)      3,909

CASH AND CASH EQUIVALENTS:
                Beginning of year                                     1,402       6,180       2,271
                                                                   --------    --------    --------
                End of year                                           5,461      $1,402      $6,180
                                                                   ========    ========    ========
Supplemental disclosures of cash flow information:
  Interest paid                                                     $10,913      $7,607     $10,059
  Income taxes paid                                                  $1,974      $3,739      $2,455

        See accompanying notes to the Consolidated Financial Statements.

                            PSC INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2000
                (All amounts in thousands, except per share data)

1. DESCRIPTION OF BUSINESS

      PSC Inc. (the Company) designs, manufactures and sells products and complete solutions in three primary markets: Mobile and Wireless, Retail Automation, and Automatic Identification and Data Collection (AIDC). The Company's Mobile and Wireless offering is tailored for the warehousing, distribution and retail markets, and includes batch and wireless portable, vehicle-mount, and fixed-station data collection terminals, as well as wireless networks, connectivity software, program development tools, and complete warehouse management system solutions. The Retail Automation offering includes self-checkout systems, electronic shelf label systems, and Point-of-Sale (POS) bar code scanners, designed for a variety of retail segments including supermarkets, drug stores, mass merchandisers, department stores, and specialty stores. The Company's AIDC offering includes a broad line of handheld barcode scanners, bar code scan engines, fixed position industrial bar code scanners and scanning systems, and automated carton dimensioning systems. These products are designed for every stage of the supply chain, from raw material, manufacturing and warehousing, to logistics, transportation, inventory management and POS. The Company's products are used throughout the world in automated data collection solutions in the food, general retail, health care, manufacturing, warehousing, logistics, package handling and other industries.

      The Company designs, manufactures, sells, distributes and services its products from world-class manufacturing facilities in Eugene, Oregon and Webster, New York. These products are sold through original equipment manufacturers, value-added resellers, distributors, systems integrators and a professional sales force worldwide. The Company has sales and service offices throughout Europe, Asia, Australia and the Americas.

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

                            PSC INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2000
                (All amounts in thousands, except per share data)

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

Intangibles Resulting from Business Acquisitions

      Intangibles resulting from business acquisitions represent the excess purchase price over the fair value of net assets acquired and are amortized on a straight-line basis over a period of five to 10 years, their current estimated useful lives.

Other Intangibles

      Other intangibles, which consist of technology and license agreements, patents and trademarks, are recorded at cost. Amortization is calculated on a straight-line basis over periods ranging from two to five years, their current estimated useful lives.

Capitalized Software

      Software costs are capitalized in accordance with Statement of Financial Accounting Standards No. 86, " Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed" and are included in intangible and other assets in the accompanying consolidated balance sheets. Software development costs incurred internally or acquired externally are capitalized once economic and technological feasibility has been established. Capitalized software costs are amortized on a straight-line basis over the remaining estimated lives ranging from three to five years.

Long-lived Assets

      The Company reviews its long-lived assets, including certain intangibles and goodwill, in accordance with Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-lived Assets and Long-lived Assets to be Disposed of," for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If such events or changes in circumstances are present, a loss is recognized if the carrying value of the asset is in excess of the sum of the undiscounted cash flows expected to result from the use of the asset and its eventual disposition. An impairment loss is measured as the amount by which the carrying amount of the asset exceeds the fair value of the asset. During 2000, the Company recorded an $8.6 million write-down in connection with the anticipated sale of its Webster facility (see Note 4 "Property, Plant and Equipment"). The loss is included in the consolidated statements of operations. No impairments were recorded in 1999 or 1998.

                            PSC INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2000
                (All amounts in thousands, except per share data)

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

Net Income/(Loss)  per Common and Common Equivalent Share

      Net income/(loss) per common and common equivalent share is computed in accordance with Statement of Financial Accounting Standards No. 128 (SFAS No.
128), "Earnings Per Share." SFAS No. 128 requires a dual presentation of basic and diluted earnings per share on the consolidated statements of operations. Basic EPS is computed by dividing reported earnings available to common shareholders by the weighted average number of common shares outstanding during the year. No dilution for common share equivalents is included. Diluted EPS is computed by dividing reported earnings available to common shareholders by the weighted average number of common and common equivalent shares outstanding during the year.

Comprehensive Income/(Loss)

      Statement of Financial Accounting Standards No. 130 (SFAS No. 130), "Reporting Comprehensive Income," requires comprehensive income/(loss) and its components to be presented in the financial statements. Comprehensive income/(loss) consists of net income/(loss), foreign currency translation adjustments and unrealized gains/(losses) on securities, net of tax, and is presented in the consolidated statements of shareholders' equity.

Foreign Currency Translation

      The financial statements of foreign operations are translated into U.S. dollars in accordance with Statement of Financial Accounting Standards No. 52, "Foreign Currency Translation." Accordingly, all assets and liabilities are translated at year-end exchange rates. Gains and losses resulting from this process are recorded in accumulated other comprehensive income/(loss) in the consolidated balance sheets. Operating transactions are translated at weighted average exchange rates prevailing during the year and are reflected in net income. Translation gains and losses were not material in 2000, 1999 or 1998.

Derivatives

      In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, as amended (SFAS No. 133), "Accounting for Derivative Instruments and Hedging Activities". SFAS No. 133 establishes accounting and reporting standards requiring that every derivative instrument be recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS No. 133 requires that changes in the derivative's fair value be recognized in earnings unless specific hedge accounting criteria are met. SFAS No. 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 2000 and cannot be applied retroactively. As of January 1, 2001, the Company will adopt SFAS No. 133, the effect of which will not have a material impact to results of operations, financial position or cash flows.

                            PSC INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2000
                (All amounts in thousands, except per share data)

      The Company's exposure to foreign currency exchange rate risk relates primarily to its international subsidiaries. Sales to certain countries are denominated in their local currency. The Company periodically enters into foreign currency forward exchange contracts to minimize the effect of foreign currency fluctuations relating to these transactions and commitments denominated in foreign currencies. The foreign exchange contracts generally have maturities up to 60 days and require the Company to exchange foreign currencies for U.S. dollars at maturity, at rates agreed to at the inception of the contracts. The Company does not utilize these contracts for trading purposes. Gains and losses on forward contracts are offset against the foreign exchange gains and losses on the underlying hedged items and are recorded in the consolidated statements of operations.

      The Company's exposure to interest rate risk relates to its long-term debt. The Company had no derivatives outstanding at December 31, 2000.

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

                                          2000                                       1999
                          ------------------------------------       ------------------------------------
                          Notional      Carrying        Fair         Notional      Carrying        Fair
                           Amount        Amount         Value         Amount        Amount         Value
                          --------      --------      --------       --------      --------      --------
Long-term debt,
  including current
  portion                 $     --      $132,609      $132,183       $     --      $ 73,866      $ 73,534
Interest rate swap
  agreements              $     --      $     --      $     --       $ 42,000      $     --      $   (156)
Foreign currency
  exchange contracts      $    224      $     --      $    (11)      $  7,460      $     --      $    (35)

      The fair value of long-term debt is based on borrowing rates currently available to the Company for loans with similar terms and average maturities. Interest rate swap agreements were estimated by obtaining quoted market prices from brokers and reflecting the (benefit)/cost to terminate the agreements. The fair value of the Company's foreign currency exchange contracts represents the gain on the original contract amount adjusted using the year-end closing spot exchange rates.

Product Warranty

      The Company's products have a warranty period of 12 to 30 months. Estimated warranty costs are provided at the time of sale. The Company maintains an accrual for warranty claims and adjusts this accrual periodically based on historical experience and known warranty claims.

Research and Development Costs

      All research and development costs are expensed as incurred.

                            PSC INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2000
                (All amounts in thousands, except per share data)

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

Reclassification

      Certain amounts in prior years have been reclassified to conform to the current year presentation.

3. INVENTORY

      Inventory consists of the following at December 31:

                                                      2000         1999
                                                    -------      -------
      Raw materials                                 $12,078      $14,358
      Work-in-process                                 4,699        5,238
      Finished goods                                  5,509        3,747
                                                    -------      -------
                                                    $22,286      $23,343
                                                    =======      =======

4. PROPERTY, PLANT AND EQUIPMENT

      Property, plant and equipment, at cost, consist of the following at December 31:

                                                              2000         1999
                                                            -------      -------
      Land                                                  $   107      $   234
      Building and improvements                               5,960       11,041
      Office furniture and equipment                         17,132       15,028
      Production equipment                                   20,552       22,027
      Leasehold improvements                                    750        1,278
                                                            -------      -------
                                                             44,501       49,608
      Less: accumulated depreciation and amortization        28,692       23,614
                                                            -------      -------
                                                            $15,809      $25,994
                                                            =======      =======

      Depreciation expense for 2000, 1999 and 1998 amounted to $5,998, $6,005 and $5,855, respectively. Amortization of capital lease assets is included in depreciation expense.

                            PSC INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2000
                (All amounts in thousands, except per share data)

      In November 2000, the Company announced the consolidation of its Webster, New York headquarters with its operations in Eugene, Oregon. As a result, the Company recorded an $8.6 million write-down in connection with the anticipated sale of the Webster, New York facility in accordance with Statement of Financial Accounting Standards No. 121 (SFAS No. 121), "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of". SFAS No. 121 requires an impairment loss to be recognized if the carrying amount of an asset exceeds the fair value of the asset. The facility now approximates fair market value less any commissions or fees to be paid upon disposal. The loss recognized in 2000 was $7.9 million on the facility and related leasehold improvements and $0.6 million other assets and is included in the consolidated statements of operations.

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

5. INTANGIBLE AND OTHER ASSETS

      Intangible and other assets consist of the following at December 31:

                                                          2000       1999
                                                        --------   --------
      Intangibles resulting from business acquisitions  $112,845   $ 71,103
      Other intangibles                                    9,807      4,695
      Other assets                                         4,821      5,008
                                                        --------   --------
                                                         127,473     80,806
      Less: accumulated amortization                      39,515     27,476
                                                        --------   --------
                                                        $ 87,958   $ 53,330
                                                        ========   ========

      Amortization expense for 2000, 1999 and 1998 amounted to $12,424, $7,120 and $7,413, respectively.

      On January 19, 2000, the Company acquired all of the outstanding shares of Percon Incorporated (Percon), a manufacturer of wireless and batch portable data terminals, decoders, input devices and data management software, for approximately $61.0 million. The acquisition was accounted for under the purchase method of accounting and accordingly, the results of Percon's operations are included in the 2000 consolidated statements of operations since the date of acquisition. The excess purchase price over the fair value of net assets acquired was approximately $45.8 million and is being amortized on a straight-line basis over 10 years.

      On December 21, 1999, the Company acquired substantially all of the assets from GAP Technologies, Inc. and GEO Labs, Inc. (GAP) for approximately $4.8 million, which included the assumption of certain liabilities. GAP is a technology and research group that designs and manufactures laser scan engines and pen-based scanners. The acquisition was accounted for as a purchase and accordingly, the results of GAP's operations are included in the consolidated statements of operations since the date of acquisition. The excess purchase price over the fair value of net assets acquired, which was approximately $6.0 million, was written-off in November 2000 when GAP's intellectual property and physical assets were transferred to Symbol. Prior to the transfer in 2000, the excess purchase price was being amortized on a straight-line basis over a 10 year period.

                            PSC INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2000
                (All amounts in thousands, except per share data)

6. ACCRUED EXPENSES

      Accrued expenses consist of the following at December 31:

                                                     2000            1999
                                                   -------         -------
      Accrued interest                             $ 2,221         $   125
      Accrued warranty                               2,140           1,740
      Accrued royalty                                  706             815
      Accrued taxes                                    261           1,248
      Deferred revenue                                 688             665
      Other expenses                                 5,112           2,493
                                                   -------         -------
                                                   $11,128         $ 7,086
                                                   =======         =======

7. DEBT

      Debt consists of the following at December 31:

                                                     2000           1999
                                                   --------       --------
      Term loan                                    $ 67,500       $     --
      Senior revolving credit                        34,000             --
      Senior term loan A                                 --         22,004
      Senior term loan B                                 --         19,996
      Subordinated term loan                         29,667         29,607
      Subordinated promissory note                      938          2,188
      Other                                             504             71
                                                   --------       --------
                                                   $132,609       $ 73,866
                                                   ========       ========

      As of January 19, 2000, the Company's credit agreement with its senior term loan lenders was amended in connection with the acquisition of Percon. Consequently, the Company borrowed an additional $58.0 million, which was comprised of a term loan and revolving credit facilities, resulting in total indebtedness of approximately $133.6 million immediately following the acquisition. Additionally, the Company's revolving line of credit was increased from $20.0 million to $50.0 million, of which, $27.0 million was utilized to finance the acquisition. The unused portion of the revolving credit facility is subject to a commitment fee of 0.50%. The senior debt facilities have collateral in all of the assets of the Company.

      The unsecured subordinated term loan facilities are currently held by five lenders bearing interest at a fixed rate of 12.0% per annum. Interest is paid on a quarterly basis with principal payments commencing in June 2003. The subordinated credit facilities have a final maturity in June 2006. This debt has an associated unamortized discount of $333 at December 31, 2000, which has been netted against the total outstanding balance of $30.0 million.

      The unsecured subordinated promissory note matures in 2001 and has a current floating interest rate of 10.5%, which is paid on a quarterly basis.

      The other debt is principally comprised of a mortgage held on a French facility that was acquired in connection with the Percon acquisition, and capital lease obligations.

                            PSC INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2000
                (All amounts in thousands, except per share data)

      The Company is required to meet certain financial covenants in relation to its senior and subordinated credit facilities including, but not limited to, the senior debt ratio, total debt ratio, interest coverage ratio, fixed charge coverage ratio and net worth. The senior debt and subordinated term loan agreements also restrict payment of dividends and limit stock repurchases.

      At September 29, 2000 and December 31, 2000, the Company was in violation of several of its financial covenants including covenants relating to the senior debt ratio, total debt ratio, interest coverage ratio, fixed charge coverage ratio and net worth. The Company obtained amendments and waivers from both its senior and subordinated lenders waiving these events of default and, in connection therewith, modifying certain provisions of the credit agreements through March 31, 2001, subject to certain terms and conditions. Among other provisions, the commitment for its senior working capital facility was reduced from $50.0 million to $45.0 million and the interest rate for the senior credit facilities was increased to prime + 1.50% from November 1, 2000 to December 31, 2000 and to prime + 2.00% from January 1, 2001 to March 31, 2001. At December 31, 2000, the interest rate on the senior facilities was 11.0% per annum. Additionally, a 2.00% default interest rate is being accrued on the senior debt facilities from November 1, 2000 until March 31, 2001. At December 31, 2000, the Company had $34.0 million of borrowings outstanding under its revolving credit facilities, however, the Company was restricted from borrowing additional funds under these facilities.

8. INCOME TAXES

      The provision for income taxes consisted of the following for the years ended December 31:

                                     2000            1999           1998
                                   --------        --------       --------
      Current:
        Federal                    $ (1,190)       $  1,700       $  1,943
        State                            38             709            110
        Foreign                       1,101           1,394          1,583
      Deferred:
        Federal                      18,022             450          2,299
        State                         2,740              34             33
                                   --------        --------       --------
                                   $ 20,711        $  4,287       $  5,968
                                   ========        ========       ========

      A reconciliation between the statutory U.S. federal income tax rate and the Company's effective tax rate is as follows for the years ended December 31:

                                                     2000      1999      1998
                                                    -----     -----     -----
      Statutory U.S. federal rate                    35.0%     35.0%     35.0%
      Change in valuation allowance                 (86.9%)      --        --
      State income taxes, net of
        federal income tax benefit                   (0.1%)     3.8%      0.4%
      Goodwill amortization                          (5.4%)      --       0.8%
      FSC benefit                                      --      (6.2%)    (4.7%)
      Foreign income taxes in excess of U.S. rate    (1.6%)     1.3%      3.7%
      Meals and entertainment                        (0.7%)     1.1%      0.6%
      Miscellaneous items, net                       (0.6%)      --       0.4%
                                                    -----     -----     -----
                                                    (60.3%)    35.0%     36.2%
                                                    =====     =====     =====

                            PSC INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2000
                (All amounts in thousands, except per share data)

      The deferred tax assets/(liabilities) are comprised of the following at December 31:

                                                           2000        1999
                                                         --------    --------
      Intangibles resulting from business acquisitions   $ 15,648    $ 16,567
      Net operating loss carryforwards                      4,313          --
      Accrued provision for disputed royalties                 --       2,240
      Tax credit carryforwards                              3,314       2,016
      Inventory reserve                                     3,172       1,155
      Plant and equipment                                   2,129        (836)
      Warranty reserve                                      1,168         995
      Sales discount accrual                                  720          --
      Severance accrual                                       672          41
      Allowance for doubtful accounts                         289         208
      Other, net                                                2         (58)
                                                         --------    --------
                                                           31,427      22,328
      Less: valuation allowance                           (31,427)     (1,566)
                                                         --------    --------
      Net deferred tax asset                             $     --    $ 20,762
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

      At December 31, 2000, the Company has tax credits of $3,314 which primarily represent foreign tax credits, state investment tax credit and federal general business credit carryforwards that expire between 2010 and 2020. Additionally, the Company has net operating loss carryforwards of approximately $13.0 million at December 31, 2000 that expire in 2020.

9. COMMITMENTS AND CONTINGENCIES

Operating Lease Agreements

      Certain equipment and properties are rented under noncancelable operating leases that expire at various dates through 2014. Total rental expense under operating leases was approximately $3,832, $3,284 and $2,581, for the years ended December 31, 2000, 1999 and 1998, respectively.

                            PSC INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2000
                (All amounts in thousands, except per share data)

      Future minimum lease payments required under these agreements are as follows for the years ending December 31:

                               2001           $3,539
                               2002            2,709
                               2003            1,961
                               2004            1,792
                               2005            1,531
                               Thereafter      8,482
                                             -------
                                             $20,014
                                             =======

Employment Agreement

      The Company has an employment agreement with the President and Chief Executive Officer which terminates on December 31, 2003. The Company has a minimum commitment aggregating approximately $1,440 plus benefits at December 31, 2000. The commitment is payable ratably over the term of the contract.

Royalty Agreements

      The Company currently has cross-license agreements with certain industry competitors. Under these agreements, royalties are paid by the Company on sales of certain licensed products. Royalty expense under these agreements was included in selling, general and administrative expense in 2000, 1999 and 1998.

Legal Matters

      The automatic identification and data capture industry is characterized by substantial litigation regarding patent and other intellectual property rights. The Company is involved in the following patent litigation:

Symbol Technologies, Inc.

      In November, 2000, the Company settled all pending litigation with Symbol Technologies, Inc. ("Symbol"). The agreements resolved all claims between the parties and settled all disputed royalty payments. In addition, the parties amended and clarified the Company's existing license agreement and included certain new patents. The parties also entered into product supply agreements for products that will begin shipping later in 2001. Under the terms of the supply agreements, the Company agreed to purchase hand-held laser scanners and scan engines from Symbol. Symbol has agreed to purchase fixed position retail POS scanners form the Company.

     In conjunction with the settlement, in 2000 and 1999, the Company recognized a total loss of approximately $12.0 million which included approximately $3.0 ini inventory write-offs that were reflected in cost of sales in the consolidated statements of operations. In addition, all intellectual property and physical assets associated with GAP were transferred to Symbol.

Lemelson

      On July 21, 1999, the Company and six other leading members of the Automatic Identification and Data Capture industry jointly initiated litigation (the Auto ID Action) in the United States District Court of Nevada in Reno, Nevada against the Lemelson Medical, Educational & Research Foundation, Limited Partnership (the Lemelson Partnership). In the Auto ID Action, entitled "Symbol Technologies, Inc. et al. v. Lemelson Medical, Educational & Research Foundation, Limited Partnership", the Auto ID companies seek, among other remedies, a declaration that certain patents, which have been asserted by the Lemelson Partnership against end users of bar code equipment, are invalid, unenforceable and not infringed. The other plaintiffs in the lawsuit are Accu-Sort Systems, Inc., Intermec Technologies Corporation, a wholly-owned subsidiary of UNOVA, Inc., Metrologic Instruments, Inc., Symbol Technologies, Inc., Psion Teklogix Corporation, a wholly-owned U.S. subsidiary of Psion Teklogix International, Inc. and Zebra Technologies Corporation. Symbol has agreed to bear approximately half of the legal and related expenses associated with the litigation, with the remaining portion being borne equally by the Company and the other five Auto ID companies.

                            PSC INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2000
                (All amounts in thousands, except per share data)

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

      The Lemelson Partnership moved to dismiss, transfer and/or stay the Auto ID Action. On March 21, 2000, the U.S. District Court in Nevada denied the Lemelson Partnerhip's motion to dismiss, transfer or stay the Auto ID Action. It also struck one of the four counts in the Action and ordered the Action consolidated with an action against the Lemelson Partnership brought by Cognex Corporation pending in the same Court.

      On April 12, 2000, the Lemelson Partnership filed its Answer, including a counterclaim against the Company and the other Auto ID companies, seeking a dismissal of the case. Alternatively, the counterclaim sought a declaration that the plaintiffs have contributed to, or induced infringement of particular method claims of the patents-in-suit by the plaintiffs' customers. The Company, and we understand, the other Auto ID companies believe there is no merit in the counterclaim.

      On May 15, 2000, the Company and the other Auto ID companies filed a motion seeking permission to file an interlocutory appeal of the Court's decision to strike the fourth count of the complaint (which alleged that the Lemelson Partnership's delays in obtaining its patents rendered them unenforceable for laches). The motion was granted by the Court on July 14, 2000. On September 1, 2000, the United States Court of Appeals for the Federal Circuit granted the petition for permission to pursue this interlocutory appeal. The Company believes that oral argument on the motion will take place later in 2001.

      On July 24, 2000, the Company and the other Auto ID companies filed a motion for partial summary judgment, arguing that almost all of the claims of the Lemelson Partnership's patents are invalid for lack of written description. On October 25, 2000, after having obtained a significant extension of time to file its response, the Lemelson Partnership filed a combined opposition to the motion for partial summary judgment and its own cross motion for partial summary judgment that many of the claims of the Lemelson Partnership's patents satisfy the written description requirement. On January 2, 2001, the Company and the other Auto ID companies filed a combined reply in support of their motion for partial summary judgment and in opposition to the cross motion of the Lemelson Partnership. The Company believes that oral argument on the motion will take place later in 2001.

                            PSC INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2000
                (All amounts in thousands, except per share data)

International Automated Systems

      On or about July 2, 1999, International Automated Systems (IAS) filed a complaint in the State of Utah against the Company and Optimal Robotics Corp (Optimal) alleging patent infringement. The complaint was served on the Company on or about August 23, 1999. An answer and counterclaim on behalf of the Company and Optimal was served on IAS on or about October 22, 1999. A reply to the counterclaim was filed on November 12, 1999. Smith's Food and Drug has been added to the case as a defendant. Optimal has retained counsel to represent Optimal, the Company and Smith. This case remains in the discovery phase. The Company's contract with Optimal provides for indemnification obligations on the part of Optimal. The Company believes that the lawsuit will not have a material adverse effect on the Company's business or prospects and, with Optimal and the other defendant, intends to vigorously defend the claim.

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

      This case is in the discovery phase. Depositions have been taken and documents exchanged. The discovery deadline is currently set at July 31, 2001. A status conference with the Court is scheduled for July 9, 2001.

      Although the amount of any liability with respect to the above-mentioned litigation cannot be determined, in the opinion of management, such liability will not have a material adverse effect on the Company's financial condition, results of operations or cash flows.

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

10. SHAREHOLDERS' EQUITY

Preferred Shares

      In September 1997, the Company completed a private placement of equity with Hydra Investissements S.A., a Luxembourg Corporation (the Purchaser). The Company issued 110 shares of Series A Convertible Preferred Shares (the Preferred Shares) which are convertible into 1,375 Common Shares. The Preferred Shares are convertible at anytime at the option of the holders into Common Shares of the Company. The conversion price is $8.00 per Common Share or one Preferred Share for 12.5 Common Shares. In connection with the issuance of Preferred Shares, a warrant evidencing the right to purchase an aggregate of 180 Common Shares of the Company was issued to the Purchaser. This warrant has an exercise price of $8.00 per share and may be exercised at anytime prior to September 10, 2001. As a result, the Purchaser beneficially owns 1,555 Common Shares of the Company. The Company received net proceeds of $10.2 million from the offering.

                            PSC INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2000
                (All amounts in thousands, except per share data)

Common Stock Repurchase Program

      In May 1999, the Board of Directors approved a plan to repurchase up to $3.0 million of the Company's common shares. In 1999, the Company repurchased 141 shares at a cost of approximately $1.1 million. The repurchased shares are held in treasury.

Shareholder Rights Plan

      In December 1997, the Company adopted a Shareholder Rights Plan in which one Preferred Share Purchase Right (the Right) was granted for each outstanding Common Share. The Rights are exercisable only if a person or group acquires or tenders an offer that would result in the beneficial ownership of 20% or more of the then outstanding Common Shares of the Company. Each Right entitles the holder to purchase one one-thousandth of a share of the Company's Series B Preferred Shares at a purchase price of $45. Under certain circumstances, the Rights are redeemable at a price of $0.01 per Right and, unless redeemed earlier, will expire in December 2007. There were no issued or outstanding Series B Preferred Shares at December 31, 2000 or 1999.

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

      The Company accounts for its SOP and Employee Stock Purchase Plan under Accounting Principles Board Opinion No. 25 (APB Opinion No. 25), "Accounting for Stock Issued to Employees," in which no compensation cost is recognized for awards granted at or above fair market value. In October 1995, Statement of Financial Accounting Standards No. 123 (SFAS No. 123), "Accounting for Stock-Based Compensation," was issued. This statement encourages, but does not require, companies to use the fair value based method to measure compensation cost, which is then recognized over the service period (usually the vesting period). The Company continues to measure compensation cost using the intrinsic value method as prescribed by APB Opinion No. 25. Had compensation cost for these plans been determined based on the fair value at the grant dates for awards consistent with SFAS No. 123, the Company's pro forma amounts for net income/(loss) and earnings per share would have been reduced as follows for the years ending December 31:

                                                  2000         1999       1998
                                                  ----         ----       ----
      Net income/(loss) as reported             $(55,062)     $7,962    $10,516
      Net income/(loss) pro forma               $(56,404)     $6,835     $9,483
      Net income/(loss) per common and common
          equivalent share as reported:
          Basic                                   $(4.56)      $0.67      $0.90
          Diluted                                 $(4.56)      $0.58      $0.75
      Net income/(loss) per common and common
          equivalent share pro forma:
          Basic                                   $(4.67)      $0.57      $0.81
          Diluted                                 $(4.67)      $0.50      $0.68

                            PSC INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2000
                (All amounts in thousands, except per share data)

      The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in 2000, 1999 and 1998:

                                              2000      1999       1998
                                              ----      ----       ----
      Risk free interest rate                 5.72%     5.86%      4.53%
      Expected dividend yield                    --        --         --
      Expected lives                        3 years   4 years    4 years
      Expected volatility                       80%       49%        51%
      Fair value of options granted           $1.45     $3.21      $3.99

      The following is a summary of stock option activity and weighted average exercise prices under the Company's SOP for the years ended December 31:

                                                        2000                        1999                      1998
                                                ----------------------     ----------------------     ----------------------
                                                              Weighted                   Weighted                   Weighted
                                                               Average                    Average                    Average
                                                Shares          Price       Shares         Price       Shares         Price
                                                -------       --------     -------       --------     -------       --------
Options outstanding at beginning of period        3,221         $7.84        3,027         $7.98        3,046         $7.76
Options granted                                   1,025          2.83          432          7.28          391          8.92
Options exercised                                   (78)         6.38          (82)         7.24         (310)         6.42
Options forfeited/canceled                         (946)         8.35         (156)         9.24         (100)         7.28
                                                -------                    -------                    -------
Options outstanding at end of period              3,222          4.00        3,221          7.84        3,027          7.98
                                                =======                    =======                    =======
Number of options at end of period:
   Exercisable                                    1,969         $5.02        2,058         $8.13        1,820         $8.18
   Available for grant                              255                        693                          4

      The following is a summary of stock options outstanding and exercisable for the year ended December 31, 2000:

                                           Options Outstanding                              Options Exercisable
                           ---------------------------------------------------          --------------------------
                                           Weighted              Weighted                               Weighted
Range of Exercise                           Average          Average Remaining                          Average
     Prices                             Exercise Price       Contractual Life                       Exercise Price
    Per Share              Shares          per Share            (in years)              Shares         per Share
-----------------          ------       --------------       -----------------          ------      --------------
  $1.63 - $2.84             2,107             $2.25                 4.2                   927             $2.39
  $2.84 - $4.98                75             $3.59                 4.7                    60             $3.59
  $4.98 - $8.71               780             $6.73                 2.2                   726             $6.71
  $8.71 - $15.24              260            $10.11                 2.1                   256            $10.10

      On May 12, 1999, the shareholders approved an increase in the number of common shares available for the issuance of stock options and restricted stock awards under the 1994 Stock Option Plan by 1,000 shares.

                            PSC INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2000
                (All amounts in thousands, except per share data)

      In October 2000, the Board of Directors approved a repricing of stock options for active employees on October 23, 2000 based on the Company's closing stock price on such date. The Company repriced approximately 1,159 options to an exercise price of $2.50 per share. Additionally, the Board of Directors approved a repricing of stock options in November 2000 for a former CEO in which 175 shares were repriced at $1.90 per share and 296 shares were forfeited. All other terms and conditions associated with the repriced stock options remained in effect. In accordance with variable accounting, the Company measures compensation as the amount by which the quoted market value of the Company's stock exceeds the option price, multiplied by the number of shares granted under the options. Changes in the quoted market value of those shares between the date of grant and the measurement date result in a change in the measure of compensation. Compensation is expensed ratably over the vesting period of the options. Between the end of the vesting period and the measurement date, changes in compensation are recognized immediately in the consolidated statements of operations. The Company did not recognize any compensation expense in 2000 for the repriced options as the market price of the Company's common stock was below the exercise prices.

      During the years ended December 31, 2000, 1999 and 1998, the Company cancelled 359, 35 and 33 forfeited options, respectively, due to the expiration of the 1987 Stock Option Plan in December 1997. These options are not available for future grants.

      The Company was able to realize an income tax benefit in 2000, 1999 and 1998 from the exercise or early disposition of stock options. For financial reporting purposes, this benefit resulted in a decrease in current income taxes payable and an increase in additional paid-in capital.

Restricted Stock Awards

      In 1998, the Company granted 62 restricted shares to certain key employees from the SOP at an average share price of $10.89. Shares were awarded in the name of the employee, who has all rights of a shareholder, subject to certain restrictions on transferability and a risk of forfeiture. Restricted stock awards are dependent upon continued employment, and in the case of performance shares, achievement of certain performance objectives. If the performance objectives are not met, the shares will expire in 2002. As of December 31, 2000, there were 13 restricted shares outstanding that have not met either their time and/or performance objectives. Deferred compensation was recorded as a reduction to shareholders' equity in the consolidated balance sheets based on the market value of the shares on the date of grant and is adjusted based on the closing price of the Company's Common Shares at the end of each fiscal quarter. Deferred compensation is amortized ratably over the restriction periods, which range between two and four years. Compensation expense was included in selling, general and administrative in the consolidated statements of operations and was not material.

Warrants

      In connection with the issuance of Preferred Shares during 1997, a warrant evidencing rights to purchase an aggregate of 180 Common Shares of the Company was issued and sold to the Purchaser of the Preferred Shares. This warrant has an exercise price of $8.00 per share and may be exercised prior to September 10, 2001.

      In connection with the subordinated term loan, warrants evidencing rights to purchase an aggregate of 975 Common Shares of the Company were issued and sold to the purchasers of the subordinated term loan. These warrants were repriced to an exercise price of $5.25 per share during 2000 and may be exercised at anytime prior to September 15, 2006.

      The holders of these warrants have certain rights relating to registration and to the repurchase by the Company of the warrants and the shares issued upon the exercise of the warrants under certain circumstances.

                            PSC INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2000
                (All amounts in thousands, except per share data)

Employee Stock Purchase Plan

      The Company has a 2000 Employee Stock Purchase Plan (the Plan) under which 600 Common Shares are authorized to be issued to its employees. Under the terms of the Plan, eligible employees may purchase the Company's Common Shares semi-annually on approximately January 1 and July 1 through payroll deductions. The purchase price is the lower of 85% of the fair market value of the shares on the first or last day of each six-month offering period. At December 31, 2000, no shares have been issued from this Plan. The 2000 Plan expires on December 31, 2005. Under the 1995 Employee Stock Purchase Plan, employees purchased approximately 135 shares at an average price of $6.38 per share, 129 shares at an average price of $7.49 per share and 107 shares at an average price of $6.92 per share during 2000, 1999 and 1998, respectively. The 1995 Plan expired on December 31, 2000.

      The fair value of the purchase rights is estimated on the first day of the offering period using the Black-Scholes option pricing model with the following weighted average assumptions for grants in 2000, 1999 and 1998:

                                          2000       1999     1998
                                          ----       ----     ----
      Risk free interest rate            6.09%      4.76%    5.19%
      Expected dividend yield               --         --       --
      Expected lives                    6 mos.     6 mos.   6 mos.
      Expected volatility                  80%        49%      51%
      Fair value of purchase rights      $3.00      $2.84    $3.35

11. ACCUMULATED OTHER COMPREHENSIVE INCOME/(LOSS)

      Accumulated other comprehensive income/(loss) consists of the following at December 31:

                                                            2000
                                -------------------------------------------------------------
                                     Foreign                                  Accumulated
                                     Currency           Unrealized               Other
                                   Translation        Gain/(Loss) on         Comprehensive
                                    Adjustment          Securities           Income/(Loss)
                                   -----------        --------------         -------------
Balance, beginning of year          $ (1,210)              $--                  $(1,210)
Current period change                 (1,310)               --                   (1,310)
                                   -----------        --------------         -------------
Balance, end of year                 $(2,520)              $--                  $(2,520)
                                   ===========        ==============         =============

                                                            1999
                                -------------------------------------------------------------
                                     Foreign                                  Accumulated
                                     Currency           Unrealized               Other
                                   Translation            Gain on            Comprehensive
                                    Adjustment          Securities           Income/(Loss)
                                   -----------        --------------         -------------
Balance, beginning of year           $   (37)             $ 312                 $   275
Current period change                 (1,173)              (312)                 (1,485)
                                   -----------        --------------         -------------
Balance, end of year                 $(1,210)             $  --                 $(1,210)
                                   ===========        ==============         =============

                            PSC INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2000
                (All amounts in thousands, except per share data)

12. NET INCOME/(LOSS) PER COMMON AND COMMON EQUIVALENT SHARE

                                                                    Year Ended December 31, 2000
                                                        ------------------------------------------------------
                                                        Income/(Loss)            Shares              Per-Share
                                                         (Numerator)          (Denominator)            Amount
                                                        -------------         -------------          ---------
Basic and diluted EPS:
Income/(loss) available to
  common shareholders                                     $(55,062)               12,077              $(4.56)
                                                        =============         =============          =========

                                                                    Year Ended December 31, 1999
                                                        ------------------------------------------------------
                                                        Income/(Loss)            Shares              Per-Share
                                                         (Numerator)          (Denominator)            Amount
                                                        -------------         -------------          ---------
Basic EPS:
Income/(loss) available to
  common shareholders                                       $7,962                11,942               $0.67
                                                                                                     =========
Effect of dilutive securities:
   Options                                                    --                     333
   Warrants                                                   --                     101
   Preferred shares                                           --                   1,375
                                                        -------------         -------------
Diluted EPS:
Income/(loss) available to common
  shareholders and assumed conversions                      $7,962                13,751               $0.58
                                                        =============         =============          =========

                                                                    Year Ended December 31, 1998
                                                        ------------------------------------------------------
                                                        Income/(Loss)            Shares              Per-Share
                                                         (Numerator)          (Denominator)            Amount
                                                        -------------         -------------          ---------
Basic EPS:
Income/(loss) available to
  common shareholders                                      $10,516                11,713               $0.90
                                                                                                     =========
Effect of dilutive securities:
   Options                                                    --                     704
   Warrants                                                   --                     201
   Preferred shares                                           --                   1,375
                                                        -------------         -------------
Diluted EPS:
Income/(loss) available to common
  shareholders and assumed conversions                     $10,516                13,993               $0.75
                                                        =============         =============          =========

      Basic EPS were computed by dividing reported earnings available to common shareholders by weighted average shares outstanding during the year. Diluted EPS was the same as basic EPS for the year ending December 31, 2000 as the effect of the dilutive securities would have been antidilutive. Diluted EPS for the years 1999 and 1998 were determined on the following assumptions: 1) Preferred Shares and related warrants issued in connection with the private placement of equity were converted upon the later of issuance or the beginning of fiscal year on January 1, 1998 and January 1, 1999 and 2) warrants issued in connection with the acquisition of Spectra-Physics Scanning Systems, Inc., TxCOM S.A. and related businesses (Spectra) were converted January 1, 1998 and January 1, 1999.

                            PSC INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2000
                (All amounts in thousands, except per share data)

      The following options, warrants and preferred shares were not included in the computation of diluted EPS since the exercise prices were greater than the average market price of Common Shares. Options to purchase 1,076 and 469 shares of common stock at an average price of $9.62 and $9.93 per share were outstanding for the years ending December 31, 1999 and 1998, respectively. Options, warrants and preferred shares to purchase 3,222, 1,155 and 1,375 common shares at a weighted average price of $400, $5.68 and $8.00 per share, respectively, were outstanding for the year ending December 31, 2000.

13. 401(k) PLAN

      The Company's 401(k) plan is available to U.S. employees meeting certain service and eligibility requirements. The Company pays a monthly matching contribution equal to 50% of the employees' contributions up to a maximum of 6% of their eligible compensation. Plan expense was $842, $797 and $761 for 2000, 1999 and 1998, respectively.

14. SEVERANCE AND OTHER COSTS

      During the fourth quarter of 2000, the Company recorded a pretax charge of $2.6 million for employee severance and benefit costs for the elimination of approximately 140 positions resulting primarily from its plans to consolidate the Webster, New York operations with its Eugene, Oregon operations. The Company utilized $0.2 million of the accrual in 2000. As of December 31, 2000, the amount of the severance accruals was approximately $2.4 million, which relates to current contractual obligations.

      Additionally, the Company incurred $0.3 million of consulting fees during the fourth quarter of 2000 in connection with its senior and subordinated credit facilities.

      During the third quarter of 2000, the Company recorded a pretax charge of $0.4 million for severance and benefit costs associated with the former CEO. The Company utilized $0.1 million of the accrual in 2000. As of December 31, 2000, the amount of the severance accruals was approximately $0.3 million, which relates to current contractual obligations.

      During the first quarter of 2000, the Company recorded a pretax charge of $2.0 million for employee severance and benefit costs for the elimination of approximately 35 positions resulting from integration activities associated with the Percon acquisition and reorganization actions in connection with the Company's sales force. Excluding $0.5 million reversed during 2000, the Company utilized $1.5 million of the accrual in 2000.

      During the first quarter of 1999, the Company recorded a pretax charge of $2.1 million for severance and other costs. Of the total charge, $1.4 million was for employee severance and benefit costs for the elimination of approximately 140 positions primarily at the Webster, New York manufacturing facility resultant from the consolidation of all high volume handheld scanner manufacturing at the Company's Eugene, Oregon facility. The remaining $0.7 is for early termination of the lease on the Company's Webster offsite storage and repair facility. Excluding $0.2 million reversed in 1999, the Company recorded charges of $1.8 million in 1999 and $0.1 million in 2000.

                            PSC INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2000
                (All amounts in thousands, except per share data)

15. ACQUISITION

      On January 19, 2000, the Company acquired all of the outstanding shares of Percon, a manufacturer of wireless and batch portable data terminals, decoders, input devices and data management software, for approximately $61.0 million. The acquisition was accounted for under the purchase method of accounting and accordingly, the results of Percon's operations are included in the 2000 consolidated statements of operations since the date of acquisition. The excess purchase price over the fair value of net assets acquired was approximately $45.8 million and is being amortized on a straight-line basis over 10 years.

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

                                                                          Pro Forma Twelve Months Ended
                                                                     --------------------------------------
                                                                     December 31, 2000    December 31, 1999
                                                                     -----------------    -----------------
Net sales                                                                 $241,642             $266,272
Income/(loss) from operations                                              (21,776)              20,422
Net income/(loss)                                                         $(56,471)            $  4,244

Net income/(loss) per common and common equivalent share:
     Basic                                                                $  (4.68)            $   0.36
     Diluted                                                              $  (4.68)            $   0.31

Weighted average number of common and common equivalent shares outstanding:
     Basic                                                                  12,077               11,942
     Diluted                                                                12,077               13,751

      In connection with the acquisition, liabilities assumed and net cash paid were as follows:

      Fair value of assets acquired                                $67,611
      Liabilities assumed                                            6,623
                                                                   -------
      Cash paid for business                                        60,988
      Less: cash acquired                                            7,502
                                                                   -------
      Net cash paid for business                                   $53,486
                                                                   =======

16. MERGER RELATED COSTS

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

                            PSC INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2000
                (All amounts in thousands, except per share data)

      On July 24, 2000, Parent, Purchaser and the Company executed a Termination Agreement whereby the parties agreed to terminate the offer effective on such date. The Company recorded a pre-tax charge of approximately $1.0 million during the second quarter of 2000 for expenses related to the merger related activities.

17. SIGNIFICANT CUSTOMER INFORMATION

      The Company sells its products principally to original equipment manufacturers, value-added resellers, distributors and systems integrators. During 2000, net sales to the Company's largest customer represented approximately 17%. Sales to this customer are not expected to continue to represent a significant portion of the Company's revenues since the Company's agreement to supply this customer expired on December 31, 2000. There were no other customers responsible for greater than 10% of sales in 2000. During 1999 and 1998, no individual customer accounted for greater than 10% of net sales. The Company's arrangements with major customers are generally nonexclusive.

18. SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

                                        First         Second         Third         Fourth
                                       Quarter        Quarter       Quarter        Quarter
                                       -------        -------       -------        -------
Year Ended December 31, 2000
Net sales                              $61,439        $67,418       $59,543        $52,483
Gross profit                            23,570         25,743        22,745          9,877
Net income/(loss)                       (3,150)             1        (8,000)       (43,913)

Net income/(loss) per common and
   common equivalent share (1):
   Basic                                $(0.26)         $0.00        $(0.66)        $(3.62)
   Diluted                              $(0.26)         $0.00        $(0.66)        $(3.62)

                                        First         Second         Third         Fourth
                                       Quarter        Quarter       Quarter        Quarter
                                       -------        -------       -------        -------
Year Ended December 31, 1999
Net sales                              $59,145        $58,001       $59,031        $55,147
Gross profit                            25,605         24,022        24,901         22,747
Net income/(loss)                        2,091          3,488         3,842         (1,459)

Net income/(loss) per common and
   common equivalent share (1):
   Basic                                 $0.18          $0.29         $0.32         $(0.12)
   Diluted                               $0.15          $0.25         $0.27         $(0.12)

(1) Earnings per share are computed independently for each of the quarters presented whereby the sum of the quarterly earnings per share in 2000 and 1999 does not equal the total computed for the respective years.

                            PSC INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2000
                (All amounts in thousands, except per share data)

19. OPERATIONS BY GEOGRAPHIC AREA

      The Company is engaged in a single reportable segment, specifically the design, manufacture and marketing of laser and non-laser handheld and fixed position bar code scanners, two-dimensional image readers, wireless portable data terminals, warehouse management software, bar code scan engines, verifiers and automated carton dimensioning systems. Operations in this business segment are summarized below by geographic area and by products. The Company's operations in Europe and Rest of World (ROW) primarily consist of selling and performing field service maintenance on products designed and manufactured in the United States.

      Sales are allocated to geographic areas based on customer location and long-lived assets represent tangible assets used in operations in each geographic area.

Year Ended December 31, 2000              North
                                         America       Europe         ROW       Eliminations       Total
                                        --------      --------      --------    ------------     --------
Sales to unaffiliated
   customers                            $142,610      $ 63,963      $ 34,310      $     --       $240,883
Transfers between
   geographic areas                       44,733            --            --       (44,733)            --
                                        --------      --------      --------      --------       --------
Total net sales                          187,343        63,963        34,310       (44,733)       240,883
                                        ========      ========      ========      ========       ========
Long-lived assets                       $ 14,143      $  1,535      $    131      $     --       $ 15,809
                                        ========      ========      ========      ========       ========

Year Ended December 31, 1999              North
                                         America       Europe         ROW       Eliminations       Total
                                        --------      --------      --------    ------------     --------
Sales to unaffiliated
   customers                            $127,344      $ 74,564      $ 29,416      $     --       $231,324
Transfers between
   geographic areas                       57,013            --            --       (57,013)            --
                                        --------      --------      --------      --------       --------
Total net sales                          184,357        74,564        29,416       (57,013)       231,324
                                        ========      ========      ========      ========       ========
Long-lived assets                       $ 24,945      $    849      $    200      $     --       $ 25,994
                                        ========      ========      ========      ========       ========

Year Ended December 31, 1998              North
                                         America       Europe         ROW       Eliminations       Total
                                        --------      --------      --------    ------------     --------
Sales to unaffiliated
   customers                            $119,266      $ 70,599      $ 27,358      $     --       $217,223
Transfers between
   geographic areas                       51,155            --            --       (51,155)            --
                                        --------      --------      --------      --------       --------
Total net sales                          170,421        70,599        27,358       (51,155)       217,223
                                        ========      ========      ========      ========       ========
Long-lived assets                       $ 34,301      $    843      $    253      $     --       $ 35,397
                                        ========      ========      ========      ========       ========

      Sales are summarized by product as follows:

                                    2000               1999               1998
                                  --------           --------           --------
Scanners                          $224,173           $214,231           $197,096
Service                             16,710             17,093             20,127
                                  --------           --------           --------
                                  $240,883           $231,324           $217,223
                                  ========           ========           ========

                            PSC INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2000
                (All amounts in thousands, except per share data)

20. SUBSEQUENT EVENTS

      The Company has embarked upon a process of selling certain non-core assets, including the Webster, New York facility, with the objective of generating proceeds to reduce the outstanding indebtedness under the senior credit facility. On February 16, 2001, the Company sold the imaging and verification product lines for approximately $3.8 million and used a portion of the proceeds to reduce the senior credit facility. The Company recognized a gain of approximately $3.0 million on the sale.

      On March 31, 2001, the Company obtained waivers from its senior and subordinated debt holders which extended the expiration dates of the respective credit facilities until April 13, 2001.

      On April 13, 2001, the Company obtained agreements from its senior lenders extending the maturity date of the credit facility to April 1, 2002. The agreement modifies certain provisions of the amended credit facilities including financial covenants and is subject to certain terms and conditions. Among other provisions, the commitment for its working capital facility was reduced from $45.0 million to $42.0 million, and the interest rate for the senior credit facilities was increased to prime + 2.25% from April 1, 2001 to September 30, 2001, prime + 2.50% from October 1, 2001 to December 31, 2001 and prime + 3.50% from January 1, 2002 to April 1, 2002. As of the current date, the Company has $34.0 million outstanding under its working capital facility excluding foreign exchange contracts and is restricted from borrowing additional amounts as working capital advances except that prior to September 30, 2001, the Company will be permitted to borrow an amount not to exceed $2.0 million to bridge the closings on certain non-core asset sales. The Company is required to use at least 50% of the proceeds of the sale of certain non-core assets to repay amounts borrowed under its senior credit facilities. The Company will be required to pay from $1.5 million to $4.5 million in bank modification fees subject to certain terms and conditions. The term loan and senior revolving credit are due and payable on April 1, 2002.

      In connection with the subordinated credit facilities, the agreement obtained on April 13, 2001 modifies certain provisions of the credit facilities including financial covenants as well as providing for repricing of the warrants to purchase 975 Common Shares of the Company held by subordinated lenders based on the average per share market price prevailing on the 15 trading dates immediately prior to the date of this agreement. The Company has agreed to pay the subordinated lenders on a pro rata basis for fees up to a maximum payment of $1.5 million based upon the average prevailing per share market price of the Company's Common Shares on the 15 trading days immediately prior to April 2, 2002, or, if the subordinated lenders elect, April 2, 2003. Such payment will be made in sequential installments of 30, 90 and 150 days after April 1, 2002 or April 1, 2003, as applicable. The Company also agreed to pay all interest being accrued from September 30, 2000 until March 31, 2002 on April 2, 2002.

      The Company is required to meet certain financial covenants in relation to its amended senior and subordinated credit facilities including, but not limited to minimum earnings before interest, taxes, depreciation, amortization, and certain non-recurring charges, as defined in the agreements, maximum capital expenditures, and minimum eligible accounts receivable and inventory balances.

      The Company will be seeking further amendments to its senior and subordinated credit facilities or refinancing with debt and/or equity. If the Company is unsuccessful in obtaining such further amendments or refinancing prior to April 1, 2002, management believes that the Company will be unable to pay the amounts that would be due and payable at that time.

      The debt maturities based on the aforementioned agreements are as follows for the years ending December 31:

                       2001                 $   6,747
                       2002                    95,862
                       2003                        --
                       2004                        --
                       2005 and thereafter     30,000
                                            ---------
                                            $ 132,001
                                            =========

                                   SCHEDULE II

                            PSC INC. AND SUBSIDIARIES
                        VALUATION AND QUALIFYING ACCOUNTS
              FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998
                           (All amounts in thousands)

                                                   2000       1999       1998
                                                 -------    -------    -------

Accounts Receivable Reserve-
BALANCE, at beginning of year                    $   685    $ 1,492    $ 1,169
  Provision for doubtful accounts                    212        169        469
  Write-offs of doubtful accounts,
     net of recoveries                              (104)      (976)      (146)
                                                 -------    -------    -------
BALANCE, at end of year                          $   793    $   685    $ 1,492
                                                 =======    =======    =======

Restructuring Reserves-
BALANCE, at beginning of year                    $     1    $   415    $ 1,234
  Addition to restructuring reserves               5,004         --         --
  Usage of restructuring reserves                 (1,861)      (290)      (619)
  Reversal of excess restructuring reserves         (467)      (124)      (200)
                                                 -------    -------    -------
BALANCE, at end of year                          $ 2,677    $     1    $   415
                                                 =======    =======    =======

                                                                         Annex 1


                         Summary of Terms and Conditions

1. Except as noted herein, all terms of the Securities Purchase Agreements and the other Operative Documents will remain in effect.

2. At the time of the execution of the amendment and/or restatement of the Securities Purchase Agreements, the Bank Credit Agreement will be amended or amended and restated (as so changed, the "New Bank Agreement") in accordance with the term sheet for the same attached hereto (the "Bank Term Sheet"), and the New Bank Agreement (and all other related agreements, documents and instruments) will not contain any economic terms with respect to principal, interest, fees or financial covenants more restrictive than those set forth in the Bank Term Sheet.

3.    In lieu of complying with the financial covenants set forth in section
      14.7 of the Securities Purchase Agreements, the Companies will comply with the financial covenants set forth in the New Bank Agreement.

4. The Exercise Price for the Warrants (currently exercisable for 975,000 shares of the Holding Company's Common Stock) will be reduced to the average per share market price prevailing on the 15 trading days immediately prior to the execution of the amendment and/or restatement.

5. The Companies will pay on a pro rata basis to the holders of the Notes an amount (which is fully earned as of the date hereof) equal to the product of (a) the average prevailing per share market price of the Holding Company's Common Stock on the 15 trading days immediately prior to April 2, 2002 (or, at the option of the holders of the Notes, April 2, 2003) less $1.00 times (b) 500,000, provided that the maximum amount of such payment shall be $1,500,000. Such payment shall be made in three equal sequential installments 30, 90 and 150 days after April 2, 2002 or April 2, 2003, as applicable. The holders of the Notes acknowledge that the foregoing amount is "Subordinated Indebtedness" as defined in the Securities Purchase Agreements and is subject to the limitations set forth in section 10 of the Securities Purchase Agreements.

6. All interest accrued on the Notes from September 30, 2000 will be paid on April 2, 2002.

7. The $75,000 Special Waiver Fee (which is fully earned as of the date hereof) required under "Amended and Restated Amendment No. 7 and Consent and Waiver under Securities Purchase Agreements" will be paid on April 2, 2002.

8. The Companies will pay at the time of the execution of the amendment and/or restatement of the Securities Purchase Agreements $150,000 as an advance against out-of-pocket expenses of the Noteholders, including legal fees, incurred after March 31,

      2001 and before March 31, 2002 (and any unspent amount from the previous $100,000 advance would be credited against this second advance requirement).

      Capitalized terms used but not defined herein shall be given the meanings accorded to such terms in the Securities Purchase Agreements.