Form 10-K/A
period 2000-12-31
PSC INC
filed 2001-04-20
CIK 319379

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

PSC Inc. is filing this Amendment No.1 on Form 10-K/A (Amendment) to its Annual Report Form 10-K for the year ending December 31, 2000 (Form 10-K) filed with the SEC on April 16, 2001 for the purposes of clarifying the description of the Company's agreements with its lenders as set forth in Item 7 and in Footnote 20 to the Financial Statements, making certain minor corrections and correcting typographical and grammatical errors. In addition, Exhibits 10.39 and 10.51 have been submitted in their entirety.

In order to facilitate the understanding of the Form 10-K, in addition to making the changes described in the preceding paragraph, this Amendment restates in its entirety all of the information contained in the initial Form 10-K. All subsequent references to Form 10-K shall mean the initial Form 10-K, as amended by this Amendment.

                                TABLE OF CONTENTS

                                     PART I
                                     ------
                                                                        PAGE
                                                                        ----
Item 1:  Business......................................................   4
Item 2:  Properties....................................................  22
Item 3:  Legal Proceedings.............................................  23
Item 4:  Submission of Matters to a Vote of Security Holders...........  25
           Executive Officers of Registrant............................  26

                                    PART II
                                    -------

Item 5:  Market for Registrant's Common Equity and Related
           Security Holder Matters.....................................  29
Item 6:  Selected Financial Data.......................................  30
Item 7:  Management's Discussion and Analysis of Financial
           Condition and Results of Operations.........................  31
Item 8:  Financial Statements and Supplementary Data...................  37
Item 9:  Changes in and Disagreements with Accountants
           on Accounting and Financial Disclosure......................  37

                                   PART III
                                   --------

Item 10:  Directors and Executive Officers of the Registrant...........  37
Item 11:  Executive Compensation.......................................  37
Item 12:  Security Ownership of Certain Beneficial Owners and
            Management.................................................  37
Item 13:  Certain Relationships and Related Transactions...............  37

                                    PART IV
                                    -------

Item 14:  Exhibits, Financial Statement Schedules and Reports
            on Form 8-K................................................  38


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

      On November 20, 2000, all pending litigation with Symbol Technologies, Inc. (Symbol) was settled. The agreements resolved all litigation between the parties and settled all disputed royalty payments. In addition, the parties amended and clarified the Company's existing license agreement and included certain new patents. The parties also entered into product supply agreements for products that will begin shipping in late 2001. Under the terms of the supply agreements, the Company agreed to purchase hand-held laser scanners and scan engines from Symbol. Symbol agreed to purchase fixed-position retail POS scanners from the Company.

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

RISK FACTORS

Debt Service. The Company incurred substantial indebtedness in connection with the acquisitions of Spectra and Percon, of which, $132.6 million was outstanding as of December 31, 2000. Approximately $93 million is due and payable on April 1, 2002 and approximately $7.6 million is due in 2001. The indebtedness could have important consequences, including the following: (i) the Company's ability to obtain additional financing in the future for working capital, capital expenditures, acquisitions or general corporate purposes may be impaired; (ii) a substantial portion of the Company's cash flow from operations must be dedicated to the payment of interest on the indebtedness, thereby reducing the funds available to the Company for other purposes; (iii) the agreements governing the Company's long-term indebtedness contain certain restrictive financial and operating covenants; (iv) certain indebtedness under the senior debt will be at variable rates of interest which would cause the Company to be vulnerable to increases in interest rates; (v) all of the indebtedness outstanding under the senior debt is secured by substantially all the assets of the Company; (vi) the Company is substantially more leveraged than certain of its competitors which might place the Company at a competitive disadvantage; (vii) the Company may be hindered in its ability to adjust rapidly to changing market conditions and
(viii) the Company's substantial degree of leverage could make it more vulnerable in the event of a downturn in general economic conditions or its business.

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

Competition. The Mobile and Wireless, Retail Automation and AIDC industries are highly competitive with rapid technological change, product improvements, new product introduction and intellectual property developments representing key competitive factors. The Company also competes on the basis of innovative design, high quality manufacturing, technical expertise in scanning, level of sales and support services, price and overall product functionality, and fitness for use. Failure to keep pace with product and technological advances could negatively affect the Company's competitive position and prospects for growth. Several of the Company's competitors have substantially greater financial, technical, marketing and other resources than the Company. As a result, they may be able to respond more quickly to new or emerging technologies and to changes in customer requirements, or to devote greater resources to the development, promotion and sale of their products, than can the Company. In addition, other larger corporations could enter the Moblie and Wireless, Retail Automation and AIDC industries. Increased competition is likely to result in average selling price reductions, reduced operating margins or loss of market share. No assurance can be given that the Company will be able to compete successfully against current and future competitors or that the competitive factors faced by the Company will not adversely affect its business, financial condition or results of operations. See "Business--Competition."

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

      The Company's corporate headquarters are located in Portland, Oregon in a 625 square foot facility. The lease expired on March 31, 2001, and the Company is currently leasing the premises on a month-to-month basis, as it is seeking larger space.

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

ITEM 3: LEGAL PROCEEDINGS

Symbol Technologies, Inc.

      In November, 2000, the Company settled all pending litigation with Symbol Technologies, Inc. (Symbol). The agreements resolved all claims between the parties and settled all disputed royalty payments. In addition, the parties amended and clarified the Company's existing license agreement and included certain new patents. The parties also entered into product supply agreements for products that will begin shipping later in 2001. Under the terms of the supply agreements, the Company agreed to purchase hand-held laser scanners and scan engines from Symbol. Symbol has agreed to purchase fixed position retail POS scanners from the Company.

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

      Edward J. Borey has served as President, Chief Executive Officer and a director since December 2000. Prior to joining the Company, Mr. Borey was President and CEO of TranSenda (May 2000 to December 2000). Previously, Mr. Borey held senior positions in the automated data collection industry. At Intermec Technologies Corporation (1995-1999), he was Executive Vice President and Chief Operating Officer and also Senior Vice President/General Manager of the Intermec Media subsidiary. Prior to that, Mr. Borey also held Vice President/General Manager positions at Paxar (1992-1995) and at Monarch Marketing Systems (1989-1992). Mr. Borey also held senior marketing positions at companies in the retail automation industry, including Seimans Nixdorf, ICL and National Semiconductor Datachecker. Currently, Mr. Borey serves as a Board member at Centura Software, recently renamed MBrane, and he is on the Advisory Board of TranSenda Software and NextRx. Mr. Borey holds a B.S. degree in Economics from the State University of New York, College of Oswego; an
M.A. degree in Public Administration from the University of Oklahoma and an M.B.A. degree in Finance from Santa Clara University.

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

                                                                                       Year Ended December 31,
                                                                      --------------------------------------------------------
                                                                        2000        1999        1998        1997        1996
                                                                        ----        ----        ----        ----        ----
                                                                          (All amounts in thousands, except per share data)
Statement of Operations Data:
Net sales .........................................................   $240,883    $231,324    $217,223    $207,840    $146,051
Cost of sales .....................................................    158,948     134,049     126,350     122,995      83,675
                                                                      --------------------------------------------------------
   Gross profit ...................................................     81,935      97,275      90,873      84,845      62,376
Operating expenses:
   Engineering, research and development ..........................     22,207      18,075      15,665      13,429      11,069
   Selling, general and administrative ............................     51,779      45,185      42,069      43,743      37,855
   Acquisition related restructuring and
     other costs ..................................................         --          --          --          --      70,068
   Severance and other costs ......................................      4,883       1,923          --       4,191          --
   Loss on royalty settlement .....................................      2,781       6,400          --          --          --
   Loss on asset write-downs ......................................      8,632          --          --          --          --
   Merger related costs ...........................................        959          --          --          --          --
   Amortization of intangibles from
      business acquisitions .......................................     11,094       6,419       6,822       6,715       3,564
                                                                      --------------------------------------------------------
Income/(loss) from operations .....................................    (20,400)     19,273      26,317      16,767     (60,180)
Interest and other income/(expense) ...............................    (13,951)     (7,024)     (9,833)    (12,016)     (5,747)
                                                                      --------------------------------------------------------
Income/(loss) from continuing operations
     before income tax provision/(benefit) ........................    (34,351)     12,249      16,484       4,751     (65,927)
Income tax provision/(benefit) ....................................     20,711       4,287       5,968       1,761     (24,393)
                                                                      --------------------------------------------------------
Income/(loss) from continuing operations ..........................    (55,062)      7,962      10,516       2,990     (41,534)
Loss from discontinued operations .................................         --          --          --        (101)     (5,446)
                                                                      --------------------------------------------------------
 Net income/(loss) ................................................   $(55,062)   $  7,962    $ 10,516    $  2,889    $(46,980)
                                                                      ========================================================
Net income/(loss) per common and common equivalent share:
 Basic:
   Continuing operations ..........................................   $  (4.56)   $   0.67    $   0.90    $   0.27    $  (3.96)
   Discontinued operations ........................................         --          --          --       (0.01)      (0.52)
                                                                      --------------------------------------------------------
   Net income/(loss) ..............................................   $  (4.56)   $   0.67    $   0.90    $   0.26    $  (4.48)
                                                                      ========================================================
 Diluted:
   Continuing operations ..........................................   $  (4.56)   $   0.58    $   0.75    $   0.25    $  (3.96)
   Discontinued operations ........................................         --          --          --       (0.01)      (0.52)
                                                                      --------------------------------------------------------
   Net income/(loss) ..............................................   $  (4.56)   $   0.58    $   0.75    $   0.24    $  (4.48)
                                                                      ========================================================
Weighted average number of common and common equivalent shares:
    Basic .........................................................     12,077      11,942      11,713      11,197      10,490
    Diluted .......................................................     12,077      13,751      13,993      11,843      10,490

                                                                             Year Ended December 31,
                                                          ---------------------------------------------------------
                                                             2000         1999        1998        1997        1996
                                                             ----         ----        ----        ----        ----
Balance Sheet Data:
      Cash and cash equivalents ......................      $5,461       $1,402      $6,180      $2,271     $10,838
      Working capital ................................      21,137       16,845      16,827      12,112      13,320
      Total assets ...................................     175,407      166,741     171,263     172,798     183,361
      Long-term debt, including current maturities ...     132,609       73,866      93,208     108,554     127,453
      Total shareholders' equity .....................      (2,971)      51,333      44,199      29,330      15,301

            ITEM 7: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

      The following discussion should be read in conjunction with the Consolidated Financial Statements and the Notes thereto appearing elsewhere in this report.

Results of Operations

      The following table sets forth, for the years indicated, certain consolidated financial data expressed as a percentage of net sales.

                                                                      Year Ended December 31,
                                                  ----------------------------------------------------------------
                                                         2000                   1999                   1998
                                                  ------------------     ------------------     ------------------
                                                                       (dollars in thousands)
Net sales .....................................   $ 240,883    100.0%    $ 231,324    100.0%    $ 217,223    100.0%
Cost of sales .................................     158,948     66.0       134,049     58.0       126,350     58.2
                                                  ---------    -----     ---------    -----     ---------    -----
  Gross profit ................................      81,935     34.0        97,275     42.0        90,873     41.8
Operating expenses:
  Engineering, research and development .......      22,207      9.2        18,075      7.8        15,665      7.2
  Selling, general and administrative .........      51,779     21.5        45,185     19.5        42,069     19.4
  Severance and other costs ...................       4,883      2.0         1,923      0.8            --       --
  Loss on royalty settlement ..................       2,781      1.2         6,400      2.8            --       --
  Loss on asset write-downs ...................       8,632      3.6            --       --            --       --
  Merger related costs ........................         959      0.4            --       --            --       --
  Amortization of intangibles from business
     acquisitions .............................      11,094      4.6         6,419      2.8         6,822      3.1
                                                  ---------    -----     ---------    -----     ---------    -----
Income/(loss) from operations .................     (20,400)    (8.5)       19,273      8.3        26,317     12.1
Interest and other income/(expense) ...........     (13,951)    (5.8)       (7,024)    (3.0)       (9,833)    (4.5)
                                                  ---------    -----     ---------    -----     ---------    -----
Income/(loss) from continuing operations
   before income tax provision ................     (34,351)   (14.3)       12,249      5.3        16,484      7.6
Income tax provision ..........................      20,711      8.6         4,287      1.9         5,968      2.7
                                                  ---------    -----     ---------    -----     ---------    -----
Net income/(loss) .............................   $ (55,062)   (22.9)%   $   7,962      3.4%    $  10,516      4.9%
                                                  =========    =====     =========    =====     =========    =====

Overview

PSC Inc. (the Company) achieved record annual sales in 2000 while also investing in new products that extend its reach into higher growth markets and emerging technologies within the Mobile and Wireless, Retail Automation and Automatic Identification and Data Collection (AIDC) industries. During the year, the Company completed the acquisition and integration of Percon Incorporated (Percon), settled pending litigation with Symbol Technologies, Inc. (Symbol), increased investments in product development and marketing and announced a strategic restructuring plan to refocus the Company in 2001.

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

On December 31, 2000, the Company's agreement with Optimal Robotics Corp. (Optimal) to manufacture U-Scan(R) Express Self-Checkout Systems was terminated. Net sales to Optimal represents approximately 17% of the Company's total net sales for the year ending December 31, 2000 and less than 10% for the years ending December 31, 1999 and 1998. The Company is currently developing and marketing the PSC QUICKcheck(TM) Self-Checkout System to major supermarkets and mass merchandisers in a strategic alliance with Kyrus Corporation. The system is targeted for retail store express lanes and incorporates the PSC Magellan SL scanner, interactive video, security system and money tendering (cash, credit or debit). The PSC QUICKcheck Self-Checkout System is designed to permit customers to scan, bag and pay for their own purchases with little or no assistance from store personnel, thereby speeding checkout and improving store productivity.

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

Loss on Asset Write-downs. Of the total $8.6 million loss recognized, $7.9 million was recorded in connection with the anticipated sale of the Webster, New York facility. The facility now approximates fair market value less any commissions or fees to be paid upon disposal. The Company anticipates disposing of the facility in 2001, at which time, a portion of the proceeds will be utilized to reduce the Company's indebtedness under the senior credit facility.

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

Liquidity and Capital Resources

Current assets increased $5.0 million from December 31, 1999 primarily due to an increase in cash and accounts receivable levels. Current liabilities increased $1.5 million from December 31, 1999 primarily due to an increase in accounts payable and accrued expenses offset by a decrease in the Company's current portion of long-term debt. As a result, working capital increased $3.5 million.

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

The Company is required to meet certain financial covenants in relation to its senior and subordinated credit facilities including, but not limited to, the senior debt ratio, total debt ratio, interest coverage ratio, fixed charge coverage ratio and net worth. The senior debt and subordinated term loan agreements also restrict payment of dividends, limit stock repurchases. The Company was not in compliance with all of these covenants as of December 31, 2000. As a result, the Company obtained waivers and amendments from both its senior and subordinated debt holders. The waivers and amendments waived the events of default relating to certain financial covenants as of December 31, 2000 and, in connection therewith, modified certain provisions of the credit facilities through March 31, 2001, subject to certain terms and conditions. Among other provisions, the commitment for its senior working capital facility was reduced from $50.0 million to $45.0 million and the interest rate for the senior credit facilities was increased to prime + 1.50% from November 1, 2000 to December 31, 2000 and to prime + 2.00% from January 1, 2001 to March 31, 2001. Additionally, a 2.00% default interest rate was accrued on the senior debt facilities from November 1, 2000 until March 31, 2001. In connection with the waiver and amendment from the subordinated lenders, in addition to waivers of defaults relating to certain finanical covenants, interest payments on the subordinated notes were deferred until April 1, 2001.

On March 31, 2001, the Company obtained a waiver from its senior debt holders which extended the expiration date of the credit facilities until April 13, 2001 and on the same date, the Company received a waiver from the subordinated lenders which deferred interest payments until April 13, 2001.

On April 13, 2001, the Company obtained an agreement from its senior lenders extending the maturity date of the credit facility to April 1, 2002. The agreement modifies certain provisions of the amended credit facilities including financial covenants and is subject to certain terms and conditions. Among other provisions, the commitment for its working capital facility was reduced from $45.0 million to $42.0 million, and the interest rate for the senior credit facilities was increased to prime + 2.25% from April 1, 2001 to September 30, 2001, prime + 2.50% from October 1, 2001 to December 31, 2001 and prime + 3.50% from January 1, 2002 to April 1, 2002. As of the current date, the Company has $34.0 million outstanding under its working capital facility excluding foreign exchange contracts and is restricted from borrowing additional amounts as working capital advances except that prior to September 30, 2001, the Company will be permitted to borrow an amount not to exceed $2.0 million to bridge the closings on certain non-core asset sales. The Company is required to use at least 50% of the net cash proceeds of the sale of the non-core assets to repay amounts borrowed under its senior credit facilities. The Company will be required to pay from $1.5 million to $4.5 million in bank modification fees subject to certain terms and conditions. The term loan and senior revolving credit facilities are due and payable on April 1, 2002.

In connection with the subordinated credit facilities, the agreement obtained on April 13, 2001 modifies certain provisions of the credit facilities including financial covenants as well as providing for repricing of the warrants to purchase 975,000 Common Shares of the Company held by subordinated lenders based on the average per share market price prevailing on the 15 trading dates immediately prior to the date of this agreement. The Company has agreed to pay the subordinated lenders on a pro rata basis for fees up to a maximum payment of $1.5 million based upon the average prevailing per share market price of the Company's Common Shares on the 15 trading days immediately prior to April 2, 2002, or if the subodinated lenders elect, April 2, 2003. Such payment will be made in sequential installments of 30, 90 and 150 days after April 1, 2002 or April 1, 2003, as applicable. The Company also agreed to pay all interest being accrued from September 30, 2000 until March 31, 2002 on April 2, 2002.

The Company will be seeking further amendments to its senior and subordinated credit facilities or refinancing with debt and/or equity. If the Company is unsuccessful in obtaining such further amendments or refinancing prior to April 1, 2002, management believes that the Company will be unable to pay the amounts that would be due and payable at that time.

The Company's liquidity is dependent upon its ability to successfully generate positive cash flow from operations and completion of non-core asset sales. Management believes the Company will have sufficient cash flows for the 12 months ending December 31, 2001. The Company will be required to pay up to $6.0 million in bank fees as indicated above.

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

10.14* Employment Agreement between the Company and Edward J. Borey as of December 4, 2000.

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

10.20*  2000 Employee Stock Purchase Plan.

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

10.37 Amended and Restated Tenth Amendment and Waiver dated as of December 29, 2000 with respect to the Credit Agreement dated as of July 12, 1996, as amended, among PSC Scanning Inc., as Borrower, PSC Inc., as Guarantor, the financial institutions party thereto and Fleet National Bank as administrative agent.

10.38 Waiver dated as of April 1, 2001 with respect to the Credit Agreement dated as of July 12, 1996, as amended, among PSC Scanning Inc., as Borrower, PSC Inc., as Guarantor, the financial institutions party thereto and Fleet National Bank as administrative agent.

10.39 Letter Agreement dated as of April 13, 2001 with respect to the Credit Agreement dated as of July 12, 1996, as amended, among PSC Scanning Inc., as Borrower, PSC Inc., as Guarantor, the financial institutions party thereto and Fleet National Bank as administrative agent.

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

10.48 Amendment No. 7, and Consent and Waiver dated December 29, 2000 to the Securities Purchase Agreements and Warrants among PSC Inc., PSC Scanning Inc., and the Purchasers named in the Securities Purchase Agreements.

        dated July 12, 1996, as amended, modified and supplemented (incorporated by reference to Exhibit 10.2 of the December 29, 2000 Form 8-K).

10.49 Amended and Restated Amendment No. 7, and Consent and Waiver dated December 29, 2000 to the Securities Purchase Agreements and Warrants among PSC Inc., PSC Scanning Inc., and the Purchasers named in the Securities Purchase Agreements dated July 12, 1996, as amended, modified and supplemented.

10.50 Consent and Waiver dated March 31, 2001 to the Securities Purchase Agreements and Warrants among PSC Inc., PSC Scanning Inc., and the Purchasers named in the Securities Purchase Agreements dated July 12, 1996, as amended, modified and supplemented.

10.51 Letter Agreement dated April 13, 2001 to the Securities Purchase Agreements and Warrants among PSC Inc., PSC Scanning Inc., and the Purchasers named in the Securities Purchase Agreements dated July 12, 1996, as amended, modified and supplemented.

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

10.55 Settlement Agreement between the Company and Symbol Technologies, Inc. dated as of October 1, 2000.

22.1    Subsidiaries of Registrant

24.1    Consent of Independent Public Accountant, dated April 19, 2001

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

Dated:  April 19, 2001              PSC Inc.

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

Date:  April 19, 2001               Principal Executive Officer

                                    /s/ Edward J. Borey
                                    ------------------------------------------
                                          Edward J. Borey
                                          President and Chief Executive Officer
                                             and Director


Date:  April 19, 2001               Principal Accounting Officer

                                    /s/ Chester A. Galka
                                    ------------------------------------------
                                          Chester A. Galka
                                          Director of Finance

Date:  April 19, 2001               /s/ Jay M. Eastman
                                    ------------------------------
                                          Jay M. Eastman
                                          Director

Date:  April 19, 2001               /s/ Robert S. Ehrlich
                                    ------------------------------
                                          Robert S. Ehrlich
                                          Director, Chairman of the Board

Date:  April 19, 2001               /s/ Donald K. Hess
                                    ------------------------------
                                          Donald K. Hess
                                          Director

Date:  April 19, 2001               /s/ Thomas J. Morgan
                                    ------------------------------
                                          Thomas J. Morgan
                                          Director

Date:  April 19, 2001               /s/ James C. O'Shea
                                    ------------------------------
                                          James C. O'Shea
                                          Director

Date:  April 19, 2001               /s/ Terry R. Peets
                                    ------------------------------
                                          Terry R. Peets
                                          Director

Date:  April 19, 2001               /s/ Jack E. Rosenfeld
                                    ------------------------------
                                          Jack E. Rosenfeld
                                          Director

Date:  April 19, 2001               /s/ Roberto Tunioli
                                    ------------------------------
                                          Roberto Tunioli
                                          Director

Date:  April 19, 2001               /s/ Bert W. Wasserman
                                    ------------------------------
                                          Bert W. Wasserman
                                          Director

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


                                          /s/ ARTHUR ANDERSEN LLP


Rochester, New York
February 9, 2001 (except with respect
to the matter discussed in Note 20, as
to which the date is April 13, 2001)

                            PSC INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                (All amounts in thousands, except per share data)

                                                                                       December 31,
                                                                                   --------------------
                                                                                     2000        1999
                                                                                   --------    --------
                                     ASSETS
Current Assets:
  Cash and cash equivalents                                                        $  5,461    $  1,402
  Accounts receivable, net of allowance for doubtful accounts
    of $793 and $685, respectively                                                   39,404      38,396
  Inventories, net                                                                   22,286      23,343
  Prepaid expenses and other                                                          4,489       3,514
                                                                                   --------    --------
     Total current assets                                                            71,640      66,655
Property, Plant and Equipment, net                                                   15,809      25,994
Deferred Tax Assets                                                                      --      20,762
Intangible and Other Assets, net                                                     87,958      53,330
                                                                                   --------    --------
     Total assets                                                                  $175,407    $166,741
                                                                                   ========    ========

                      LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
  Current portion of long-term debt                                                $  7,580    $ 16,281
  Accounts payable                                                                   25,729      20,685
  Accrued expenses                                                                   11,128       7,086
  Accrued payroll and related employee benefits                                       6,899       5,758
                                                                                   --------    --------
     Total current liabilities                                                       51,336      49,810
Long-Term Debt, less current maturities                                             125,029      57,585
Accrued Provision for Disputed Royalties                                                 --       6,400
Other Long-Term Liabilities                                                           2,013       1,613
Commitments and Contingencies

Shareholders' Equity:
   Series A convertible preferred shares, par value $.01; 110 shares authorized,
     issued and outstanding ($11,000 aggregate liquidation value)                         1           1
   Series B preferred shares, par value $.01; 175 authorized, no shares
     issued and outstanding                                                              --          --
   Undesignated preferred shares, par value $.01; 9,715 authorized, no shares
     issued and outstanding                                                              --          --
   Common shares, par value $.01; 40,000 authorized, 12,313
     and 12,080 issued, respectively                                                    123         121
   Additional paid-in capital                                                        73,909      71,843
   Retained earnings/(Accumulated deficit)                                          (73,127)    (18,065)
   Accumulated other comprehensive loss                                              (2,520)     (1,210)
   Less treasury shares repurchased at cost, 180 shares                              (1,357)     (1,357)
                                                                                   --------    --------
     Total shareholders' equity                                                      (2,971)     51,333
                                                                                   --------    --------
     Total liabilities  and shareholders' equity                                   $175,407    $166,741
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

                            PSC INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2000
                (All amounts in thousands, except per share data)

      In November 2000, the Company announced the consolidation of its Webster, New York headquarters with its operations in Eugene, Oregon. As a result, the Company recorded an $8.6 million write-down in connection with the anticipated sale of the Webster, New York facility in accordance with Statement of Financial Accounting Standards No. 121 (SFAS No. 121), "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of". SFAS No. 121 requires an impairment loss to be recognized if the carrying amount of an asset exceeds the fair value of the asset. The facility now approximates fair market value less any commissions or fees to be paid upon disposal. The loss recognized in 2000 was $7.9 million on the facility and related leasehold improvements and $0.6 million on other assets and is included in the consolidated statements of operations.

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

      At September 29, 2000 and December 31, 2000, the Company was in violation of several of its financial covenants including covenants relating to the senior debt ratio, total debt ratio, interest coverage ratio, fixed charge coverage ratio and net worth. The Company obtained amendments and waivers from both its senior and subordinated lenders waiving these events of default and, in connection therewith, modifying certain provisions of the credit agreements through March 31, 2001, subject to certain terms and conditions. Among other provisions, the commitment for its senior working capital facility was reduced from $50.0 million to $45.0 million and the interest rate for the senior credit facilities was increased to prime + 1.50% from November 1, 2000 to December 31, 2000 and to prime + 2.00% from January 1, 2001 to March 31, 2001. At December 31, 2000, the interest rate on the senior facilities was 11.0% per annum. Additionally, a 2.00% default interest rate is being accrued on the senior debt facilities from November 1, 2000 until March 31, 2001. At December 31, 2000, the Company had $34.0 million of borrowings outstanding under its revolving credit facilities, however, the Company was restricted from borrowing additional funds under these facilities. (See Note 20).

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

Symbol Technologies, Inc.

      In November 2000, the Company settled all pending litigation with Symbol Technologies, Inc. (Symbol). The agreements resolved all claims between the parties and settled all disputed royalty payments. In addition, the parties amended and clarified the Company's existing license agreement and included certain new patents. The parties also entered into product supply agreements for products that will begin shipping later in 2001. Under the terms of the supply agreements, the Company agreed to purchase hand-held laser scanners and scan engines from Symbol. Symbol has agreed to purchase fixed position retail POS scanners form the Company.

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

                            PSC INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2000
                (All amounts in thousands, except per share data)

      The following options, warrants and preferred shares were not included in the computation of diluted EPS since the exercise prices were greater than the average market price of Common Shares. Options to purchase 1,076 and 469 shares of common stock at an average price of $9.62 and $9.93 per share were outstanding for the years ending December 31, 1999 and 1998, respectively. Options, warrants and preferred shares to purchase 3,222, 1,155 and 1,375 common shares at a weighted average price of $4.00, $5.68 and $8.00 per share, respectively, were outstanding for the year ending December 31, 2000.

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

      On March 31, 2001, the Company obtained a waiver from its senior lenders which extended the expiration date of the credit facilities until April 13, 2001, and on the same date the Company received a waiver from its subordinated lenders which deferred interest payments on the subordinated notes until April 13, 2001.

      On April 13, 2001, the Company obtained an agreement from its senior lenders extending the maturity date of the credit facility to April 1, 2002. The agreement modifies certain provisions of the amended credit facilities including financial covenants and is subject to certain terms and conditions. Among other provisions, the commitment for its working capital facility was reduced from $45.0 million to $42.0 million, and the interest rate for the senior credit facilities was increased to prime + 2.25% from April 1, 2001 to September 30, 2001, prime + 2.50% from October 1, 2001 to December 31, 2001 and prime + 3.50% from January 1, 2002 to April 1, 2002. As of the current date, the Company has $34.0 million outstanding under its working capital facility excluding foreign exchange contracts and is restricted from borrowing additional amounts as working capital advances except that prior to September 30, 2001, the Company will be permitted to borrow an amount not to exceed $2.0 million to bridge the closings on certain non-core asset sales. The Company is required to use at least 50% of the net cash proceeds of the sale of certain non-core assets to repay amounts borrowed under its senior credit facilities. The Company will be required to pay from $1.5 million to $4.5 million in bank modification fees subject to certain terms and conditions. The term loan and senior revolving credit facilities are due and payable on April 1, 2002.

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

      The debt maturities based on the aforementioned agreements are as follows for the years ending December 31:

                       2001                 $   7,580
                       2002                    95,029
                       2003                     7,500
                       2004                     7,500
                       2005 and thereafter     15,000
                                            ---------
                                            $ 132,609
                                            =========

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