Form 10-K/A
period 2000-12-31
PSC INC
filed 2001-04-23
CIK 319379

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-K/A
                                (Amendment #2)

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

PSC Inc. is filing this Amendment No. 2 on Form 10-K/A (Amendment) to its Annual Report Form 10-K for the year ending December 31, 2000 (Form 10-K) filed with the SEC on April 16, 2001 for the purpose of filing Exhibit 10.39 in its entirety. A portion of said Exhibit was inadvertently not previously filed.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  April 23, 2001               PSC Inc.

                                    /s/ Edward J. Borey
                                    ------------------------------------
                                          Edward J. Borey
                                          President and Chief Executive Officer
                                             and Director


Date:  April 23, 2001

                                    /s/ Chester A. Galka
                                    ------------------------------------------
                                          Chester A. Galka
                                          Director of Finance