Form 10-K/A
period 2000-12-31
PSC INC
filed 2001-04-30
CIK 319379

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K/A
                                 (Amendment #3)

(Mark One)

[X]  Annual report pursuant to Section 13 or 15(d) of the Securities
      Exchange Act of 1934

     For the fiscal year ended December 31, 2000 or

                               -----------------

[ ]  Transition report pursuant to Section 13 or 15(d) of the Securities
      Exchange Act of 1934

     For the transition period from ____
      to ____

Commission file number:      0-9919

PSC Inc.
--------------------------------------------------------------------------------
              Exact name of registrant as specified in its charter

New York                                                         16-0969362
--------------------------------------------------------------------------------
State or other jurisdiction of incorporation             IRS Employer ID No.
or organization

4800 SW Meadows Rd., Suite 300, Portland, Oregon                      97035
--------------------------------------------------------------------------------
Address of principal executive offices                             Zip Code

Registrant's telephone number, including area code:  503-534-3550

          Securities registered pursuant to Section 12(b) of the Act:
          -----------------------------------------------------------
                                      None

Securities registered pursuant to Section 12(g) of the Act: Nasdaq Stock Market
--------------------------------------------------------------------------------
                          Common Stock, $.01 par value
                          ----------------------------
                                (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such report(s) and (2) has been subject to such filing requirements for the past 90 days.

                                Yes [X]  No [ ]

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

As of March 30, 2001, there were 12,458,071 outstanding Common Shares.

Documents incorporated by reference:  None

PSC Inc. is filing this Amendment No. 3 on Form 10-K/A (Amendment #3) to its Annual Report on Form 10-K for the year ending December 31, 2000 (Form 10-K) for the purpose of restating part III, Items 10, 11, 12 and 13 thereof in their entirety.

                               TABLE OF CONTENTS
                               -----------------

                                                                        Page No.
                                                                        --------

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT..............   4
--------------------------------------------------------------------------

ITEM 11.  EXECUTIVE COMPENSATION..........................................   7
--------------------------------------------------------------------------

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT..  18
--------------------------------------------------------------------------

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS..................  21
--------------------------------------------------------------------------

                                    Part III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Directors
---------

          The Company's Restated Certificate of Incorporation provides for a Board of Directors to serve in three classes having staggered terms of three years each. At present, there are nine directors, seven of whom have been elected by the holders of the Common Shares, one of whom has been elected by the holders of the Series A Convertible Preferred Shares, and one of whom has been appointed by the Board of Directors. Under the Company's Restated Certificate of Incorporation, as amended, so long as Hydra Investissements S.A. holds at least 27,500 Series A Convertible Preferred Shares, the holders of Series A Convertible Preferred Shares have the exclusive right, voting separately as a class, to elect one director (the "Series A Director") and are entitled to vote together with the holders of the Common Shares as a single class in the election of the other directors. Four directors have terms of office expiring at the 2001 Annual Meeting of Shareholders (one of whom is the Series A Director and one of whom is Edward J. Borey, the Company's President and Chief Executive Officer, who was appointed a director by the Board in December 2000); three directors have terms of office expiring at the 2002 Annual Meeting; and three directors have terms of office expiring at the 2003 Annual Meeting.

Directors whose terms expire in 2001:
------------------------------------

     Edward J. Borey, age 50, has served as President, Chief Executive Officer and a director since December 2000. Prior to joining the Company, Mr. Borey was President and CEO of TranSenda (May 2000 to December 2000). Previously, Mr. Borey held senior positions in the automated data collection industry. At Intermec Technologies Corporation (1995-1999), he was Executive Vice President and Chief Operating Officer and also Senior Vice President/General Manager of the Intermec Media subsidiary. Prior to that, Mr. Borey also held Vice President/General Manager positions at Paxar (1992-1995) and at Monarch Marketing Systems (1989-1992). Mr. Borey also held senior marketing positions at companies in the retail automation industry, including Seimans Nixdorf, ICL and National Semiconductor Datachecker. Currently, Mr. Borey serves as a Board member at Centura Software, recently renamed MBrane, and he is on the Advisory Board of TranSenda Software and NextRx. Mr. Borey holds a B.S. degree in Economics from the State University of New York, College of Oswego; an M.A. degree in Public Administration from the University of Oklahoma and an M.B.A. degree in Finance from Santa Clara University.

     Robert S. Ehrlich, age 63, has served as a director of the Company since 1983 and has been Chairman of the Board of Directors since April 1997 and was interim Co-Chief Executive Officer from August 25, 2000 until December 4, 2000. He was Vice Chairman of the Board of Directors from February 1997 until April 1997. He was also Chairman of the Board of Directors from December 1987 until July 1992. From January 1995 until December 1996, Mr. Ehrlich was engaged to provide consulting services to the Company. From August 1991 until December 1994, Mr. Ehrlich was employed by the Company as a senior management executive. Mr. Ehrlich has been Chairman of the Board of Electric Fuel Company ("EFC") since January 1993 and Chief Financial Officer of EFC since May 1991. EFC is an Israel-based company engaged in the research, development and commercialization of advanced zinc air battery products.

          Jack E. Rosenfeld, age 62, has served as a director of the Company since 1989. He has been President and Chief Executive Officer of Potpourri Collection, Inc., a consumer catalog company in Medfield, Massachusetts, since 1998. Prior thereto, he was President and Chief Executive Officer of Hanover Direct, Inc. (formerly Horn & Hardart Co.) from September 1990 until January 1996 and President and Chief Executive Officer of its direct marketing subsidiary from May 1988 until January 1996. He is also a director of EFC and Thane International, an electronic retailer.

          Roberto Tunioli, age 42, is the Series A Director and has served as a director of the Company since June 2000. Mr. Tunioli is the President and Chief Executive Officer of Datalogic S.p.A., an Italian corporation which manufactures auto identification and data collection systems. Mr. Tunioli is a member of the Board of Directors of I.E.S. S.p.A., an automation components company in Bologna, Italy, Peppercom S.p.A., a telecom company in Bologna, Italy, and Hydra S.p.A., an industrial and real estate holding company in Bologna, Italy.

Directors whose terms expire in 2002:
-------------------------------------

          Dr. Jay M. Eastman, age 52, has served as a director of the Company since April 1996. He also served as Senior Vice President, Strategic Planning from December 1995 until October 1997 and as Executive Vice President of the Company from December 1987 until December 1995. Dr. Eastman is President, Chief Executive Officer and major shareholder of Lucid, Inc., Rochester, New York, a corporation he founded in November 1991. Lucid designs and manufactures custom electro-optical instrumentation for application in fields such as desktop publishing and medical diagnosis. Dr. Eastman holds Ph.D. and Bachelor degrees in Optics from the University of Rochester and is an inventor on 18 United States patents owned by the Company. Dr. Eastman is also a director of EFC and Centennial Technologies, Inc., Wilmington, Massachusetts, a manufacturer of PC card-based solutions to original equipment manufacturers.

          Thomas J. Morgan, age 65, has served as a director of the Company since April 1996. Mr. Morgan was the President and Chief Executive Officer from October 1984 until January 1993 and Chairman of the Board from January 1993 until January 1995 of Verax Systems, Inc., Rochester, New York, a manufacturer of data collection and specialized software for statistical process control.
Mr. Morgan is also a director of Tru II Form, Inc., Seal Beach, California, a woman's fitness studio.

          Bert W. Wasserman, age 68, has served as a director of the Company since May 1999. He was interim Co-Chief Executive Officer from August 25, 2000 until December 4, 2000. Mr. Wasserman served as Executive Vice President and Chief Financial Officer of Time Warner, Inc. from 1990 until his retirement in 1995 and served on the Board of Directors of Time Warner, Inc. and its predecessor company, Warner Communications, Inc., from 1981 to 1995. He joined Warner Communications, Inc. in 1966 and had been an officer of that company since 1970. Mr.

Wasserman is a director of several investment companies in the Dreyfus Family of Funds. He is a director of Malibu Entertainment International, Inc., Winstar Communications, Inc. and Lillian Vernon Corporation.

Directors whose terms expire in 2003:
------------------------------------

          James C. O'Shea, age 55, has served as a director of the Company since 1989. He has been Chairman of the Board and Chief Executive Officer of Bioject Medical Technologies, Inc., a medical device manufacturer of needle-free
injection systems in Portland, Oregon, since April 1995.   Prior thereto, he was
President of Biopure Corporation, a biotechnology company in Cambridge, Massachusetts, from January 1989 until April 1995.

          Terry R. Peets, age 56, has served as a director of the Company since December 2000. Mr. Peets has been Chairman of the Board of Bruno's Supermarkets, Inc. since 1999. He served as President, Chief Executive Officer and director of PIA Merchandising Company, Inc., a provider of nationwide retail merchandising services, from 1997 until 1999, and as Executive Vice President of The Vons Companies, Inc., a supermarket chain in Southern California, from 1995 until 1997. From 1977 until 1995, Mr. Peets served in various sales, marketing and operation roles for Ralphs Grocery Co., the most recent of which was as Executive Vice President (1993-1995). Mr. Peets is also a director of Diamond Brands Inc., a consumer products company, and Super Markets Online, a division of Catalina Marketing Corporation, a provider of in-store electronic marketing services.

Executive Officers
------------------

          The executive officers of the Registrant are set forth in Part I of the Registrant's Annual Report on Form 10-K filed with the Securities and Exchange Commission ("SEC") on April 16, 2001.

Section 16(a) Beneficial Ownership Reporting Compliance
-------------------------------------------------------

          Section 16(a) of the Securities Exchange Act of 1934 requires the Company's directors and executive officers, and persons who own more than 10% of a registered class of the Company's equity securities, to file with the SEC reports of ownership and changes in ownership of common stock and other equity securities of the Company. Officers, directors and greater than 10% shareholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file.

          Based solely on review of the copies of such reports furnished to the Company or written representations that no other reports were required, the Company believes that, during the 2000 fiscal year, all filing requirements applicable to its officers, directors and greater-than-10% beneficial owners were complied with.

ITEM 11.  EXECUTIVE COMPENSATION

Overview

          On August 22, 2000, Robert C. Strandberg resigned as President and Chief Executive Officer and as a director of the Company, and Messrs. Robert S. Ehrlich, Chairman of the Board, and Bert W. Wasserman, a director, were appointed interim Co-Chief Executive Officers and served as such until December 4, 2000 when Edward J. Borey was appointed President and Chief Executive Officer. The following data incorporates compensation data resulting from Mr. Strandberg's resignation and the appointment of Messrs. Ehrlich and Wasserman as interim Co-Chief Executive Officers. For information regarding remuneration to Messrs. Ehrlich and Wasserman as directors, see "EXECUTIVE COMPENSATION - Compensation of Directors".

Summary Compensation Table

          Set forth below is information concerning the cash and non-cash compensation for services in all capacities to the Company for the fiscal years 2000, 1999 and 1998 received by

(i) all persons who served as the Chief Executive Officer in 2000 and (ii) the four other most highly paid executive officers in the employ of the Company at December 31, 2000 (the individuals in (i) and (ii), collectively, the "Named Executive Officers").

                           SUMMARY COMPENSATION TABLE
                           --------------------------

                                                                                                       Long-term
                                                                                                     Compensation
                                                                                    -----------------------------------------------

                                                Annual Compensation
                                   ----------------------------------------------                     Awards
                                                                                     Restricted     Securities
                                                                 Other Annual          Stock        Underlying       All Other
Name & Principal Position    Year   Salary($)   Bonus($)(1)   Compensation ($)(2)  Awards ($)(3)    Options(#)   Compensation ($)(4)
---------------------------  ----  -----------  ------------  -------------------  --------------  ------------- -------------------

Edward J. Borey (5)          2000  $ 13,846          ---             $  2,724             ---           500,000               ---
  President and Chief
   Executive Officer

Robert C. Strandberg (6)     2000  $215,815          ---             $ 47,453             ---            37,500          $125,435
  President and Chief        1999   319,800     $152,208               50,442             ---            37,500             5,000
   Executive Officer         1998   165,000(7)   133,380              132,170        $403,125               ---             4,500
   and Director

Cecil F. Bowes               2000  $261,646          ---                  ---             ---               ---          $  3,182
  Vice President, Sales -    1999   243,995          ---                  ---             ---             5,000             3,007
  The Americans, Asia        1998   196,316     $ 75,005                  ---             ---               ---             3,012
   Pacific Rim

G. Lloyd West (8)            2000  $228,027          ---             $ 34,696             ---               ---          $ 43,650
  Senior Vice President -    1999    42,986          ---               83,515             ---           100,000               ---
  Global Sales Operations

Nigel P. Davis               2000  $215,390          ---             $ 29,691             ---               ---               ---
  Vice President, Sales -    1999   227,326          ---               30,366             ---             5,000               ---
  Europe, Middle East,       1998   234,705     $ 90,789                  ---             ---               ---               ---
   Africa

George A. Plesko(9)          2000  $200,000          ---             $ 20,238             ---            20,000          $  2,308
  Senior Vice President      1999    ---             ---                  ---             ---               ---               ---

Robert S. Ehrlich (10)       2000  $ 72,000          ---                  ---             ---            25,000               ---
  Interim Co-Chief
   Executive
  Officer and Director

Bert W. Wasserman (10)       2000  $ 72,000          ---                  ---             ---            50,000               ---
  Interim Co-Chief
   Executive
  Officer and Director



(1) For 1999, the amounts in this column reflect annual incentive awards under the Company's Management Incentive Plan ("MIP"). For 1998, the amounts in this column reflect bonus payments made in lieu of stock options.

(2) Except as noted, none of the Named Executive Officers received personal benefits in excess of the lesser of $50,000 or 10% of such individual's reported salary and bonus for 2000, 1999 or 1998. The amounts in this column for 2000 include the following: Mr. Borey - $2,724 for automobile expenses and premiums on enhanced life and disability policies; Mr. Strandberg - $47,453 for automobile expenses, club membership dues and fees and premiums on enhanced life and disability insurance policies; Mr. West- $34,696 for automobile expenses, club membership dues and fees and premiums on enhanced life and disability insurance policies; Mr. Davis- $29,691 for automobile expenses and premiums on enhanced life and disability insurance policies; Mr. Plesko - $20,238 for automobile expenses and premiums on enhanced life and disability insurance policies.

     The amounts in this column for 1999 include the following: Mr. Strandberg - $50,442 for automobile expenses, club membership dues and fees and premiums on enhanced life and disability policies; Mr. West - $70,000 for sign-on bonus and other amounts for automobile expenses and premiums on enhanced life and disability policies; Mr. Davis - $30,366 for automobile expenses and premiums on enhanced life and disability policies.

     The amounts in this column for 1998 include the following: Mr. Strandberg - $97,412 for relocation expenses and other amounts for automobile expenses, club membership dues and fees, and premiums on enhanced life and disability insurance policies, and a related tax gross-up.

(3) Restricted stock awards are valued in the table above at their fair market value based on the closing price for the Company's Common Shares as reported by The Nasdaq Stock Market(R) on the date of award. On March 25, 1998, Mr. Strandberg was awarded 37,500 restricted shares. The closing price of the Company's Common Shares on that date was $10.75. At the end of the 1998 fiscal year, the fair market value of Mr. Strandberg's restricted stock holdings was $356,250, based upon the closing price of the Company's Common Shares on December 31, 1998 of $9.50. As set forth in the original award, the restrictions on 50% of such shares would lapse in four equal annual installments on March 25, 1999, March 25, 2000, March 25, 2001 and March 25, 2002 so long as Mr. Strandberg was an officer on such dates. The restrictions on the other 50% of the shares would not lapse unless and until certain performance levels for the Company's shares were attained - with respect to 6,250 shares, at such time as the trading price of the Company's Common Shares equals or exceeds $14.30 per share for seven consecutive days at any time prior to March 25, 2002; with respect to 6,250 shares, at such time as the trading price of the Company's Common Shares equals or exceeds $16.87 per share for seven consecutive days at any time prior to March 25, 2002; and with respect to 6,250 shares, at such time as the trading price of the Company's Common Shares equals or exceeds $19.57 per share for seven consecutive days at any time prior to March 25, 2002. If the trading price of the shares did not reach the specified performance levels by March 25, 2002, all shares still subject to the restrictions would be returned to or cancelled by the Company. In connection with Mr. Strandberg's resignation, the Board, as of August 22, 2000, waived all restrictions still remaining on the shares and all of the restrictions were deemed to have lapsed. See "EXECUTIVE COMPENSATION - Employment Contracts and Severance and Change-in-Control Agreements - Robert C. Strandberg."

(4)  The amounts in this column for 2000 consist of the following:

     (a)  The Company's matching contributions to its 401(k) Plan as follows:
          Mr. Strandberg - $5,250; Mr. Bowes- $3,182; Mr. West - $1,641; Mr.
          Plesko - $2,308.

     (b) The amounts paid pursuant to severance agreements: Mr. Strandberg - $120,185; Mr. West - $42,009.

     The amounts in this column for 1999 consist of the following:

     The Company's matching contributions to its 401(k) Plan as follows: Mr. Strandberg - $5,000; Mr. Bowes - $3,007.

     The amounts in this column for 1998 consist of the following:

     The Company's matching contributions to its 401(k) Plan as follows: Mr. Strandberg- $4,500; Mr. Bowes - $3,012.

(5) Mr. Borey joined the Company as President and Chief Executive Officer on December 4, 2000. See "EXECUTIVE COMPENSATION - Employment Contracts and Severance and Change-in-Control Agreements - Edward J. Borey".

(6) Mr. Strandberg resigned as President and Chief Executive Officer on August 22, 2000. See "EXECUTIVE COMPENSATION - Employment Contracts and Severance and Change-in-Control Agreements - Robert C. Strandberg".

(7) The amounts set forth as salary for 1998 represents the cash payment to Mr. Strandberg for the period June 1, 1998 through December 31, 1998. Pursuant to his Employment Agreement, Mr. Strandberg elected to receive all of his base salary ($240,000) for the period between June 1, 1997 and May 31, 1998 in the form of stock options. Accordingly, on June 2, 1997, Mr. Strandberg received a stock option to purchase 73,846 shares at an exercise price of $6.50 per share (the fair market value of the Company's Common Shares on the date of grant). Said option vested in four equal quarterly installments on August 31, 1997, November 30, 1997, February 28, 1998 and May 31, 1998 and, as amended, expires on December 31, 2000.

(8) Mr. West terminated employment on October 17, 2000. See "EXECUTIVE COMPENSATION - Employment Contracts and Severance and Change-in-Control Agreements - Severance/Change-in-Control Agreements."

(9) Mr. Plesko joined the Company on December 21, 1999 in connection with the acquisition of GAP Technologies, Inc. and GEO Labs, Inc.

(10) Messrs. Wasserman and Ehrlich were interim Co-Chief Executive Officers from August 25, 2000 to December 4, 2000, at which time Edward J. Borey joined the Company as President and Chief Executive Officer.

Options and Stock Appreciation Rights

     The following tables summarize option grants to, and exercises by, the Named Executive Officers in fiscal 2000, and the value of the options held by such persons at the end of fiscal 2000. No stock appreciation rights have ever been granted by the Company.

                             OPTION GRANTS IN 2000

                                                                                                         Potential Realizable Value
                                                                                                          at Assumed Annual Rates
                                                                                                        of Stock Price Appreciation
                                                              Individual Grants                             for Option Term (1)
                            ----------------------------------------------------------------------------    -------------------

                                                   Percent of Total
                           Number of Securities   Options Granted to  Exercise or
                                Underlying       Employees in Fiscal   Base Price
Name                        Options Granted (#)        2000 (2)       ($/Share)(3)    Expiration Date (4)    5% ($)        10% ($)
----                        -------------------        --------       ------------    -------------------    ------        -------
Edward J. Borey (5)               500,000               48.8%            $1.750             12/4/05         $241,746      $534,196

Robert C. Strandberg (6)           37,500                3.7%            $6.000             3/25/05         $ 62,163      $137,365

George A. Plesko (7)               20,000                2.0%            $2.500              1/3/05         $ 13,814      $ 30,526

Robert S. Ehrlich (8)              25,000                2.4%            $3.594             8/25/05         $ 24,824      $ 54,854

Bert W. Wasserman (8)              50,000                4.9%            $3.594             8/25/05         $ 49,648      $109,709

(1) The potential realizable value portion of the table illustrates the value that might be realized upon exercise of the options immediately prior to the expiration of their term, assuming the specified compounded rates of appreciation on the Company's Common Shares over the term of the options. This hypothetical value is based entirely on assumed annual growth rates of 5% and 10% in the Company's stock price over the term of the options granted in 2000. The assumed rates of growth were selected by the Securities and Exchange Commission for illustration purposes only, and are not intended to predict future performance and prospects. These numbers do not take into account provisions of certain options providing for termination of the option following termination of employment, nontransferability or vesting over various periods.

(2) Percentages indicated are based on a total of 1,025,000 options granted to 21 individuals (13 employees and 8 directors) during 2000.

(3) The exercise price per share is 100% of fair market value of the Company's Common Shares on the date of grant.

(4)  All stock options expire five years from the date of grant.

(5) See "EXECUTIVE COMPENSATION - Employment Contracts and Severance and Change-in-Control Arrangements - Edward J. Borey".

(6) See "EXECUTIVE COMPENSATION - Employment Contracts and Severance and Change-in-Control Arrangements - Robert C. Strandberg".

(7) See "EXECUTIVE COMPENSATION - Employment Contracts and Severance and Change-in-Control Arrangements - George A. Plesko".

(8)  See "EXECUTIVE COMPENSATION - Other Remuneration Arrangements".

                       AGGREGATE OPTION EXERCISES IN 2000
                        AND 2000 YEAR-END OPTION VALUES

                                 Number of Securities                                       Value of Unexercised
                                Underlying Unexercised                                    In-the-Money Options at
                           Options at December 31, 2000 (#)                               December 31, 2000 ($)(1)
---------------------------------------------------------------------------------------  --------------------------

                          Shares Acquired        Value
          Name            on Exercise (#)   Realized ($)(2)  Exercisable  Unexercisable  Exercisable  Unexercisable
------------------------  ----------------  ---------------  -----------  -------------  -----------  -------------

Edward J. Borey                        --                                       500,000           --             --

Robert C. Strandberg                   --            --          423,846             --           --             --

Cecil F. Bowes                         --            --           61,250          3,750           --             --

G. Lloyd West                          --            --          100,000             --           --             --

Nigel P. Davis                         --            --           23,750         11,250           --             --

George A. Plesko                       --            --               --         20,000           --             --

Robert S. Ehrlich                      --            --          149,770         78,230           --             --

Bert W. Wasserman                      --            --            3,250         59,750           --             --


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

(2) The closing price for the Company's Common Shares as reported by The Nadsaq Stock Market(R) on December 31, 2000 was $0.75. Value is calculated on the basis of the difference between the option price and $0.75 multiplied by the number of Common Shares underlying the option. An option is in-the-money if the market value of the Common Shares subject to the option exceeds the option price.

Employment Contracts and Severance and Change-in-Control Arrangements
---------------------------------------------------------------------

     Edward J. Borey

     On December 4, 2000, the Company and Edward J. Borey entered into an Employment Agreement (the "Borey Agreement") pursuant to which Mr. Borey was employed as President and Chief Executive Officer. The "Initial Term" under the Borey Agreement will expire on December 31, 2003. However, unless written notice is given to the contrary by either the Company or Mr. Borey at least four months prior to the expiration date, the employment period will automatically be extended for an additional one-year term (each an "Additional Term"). Under the Borey Agreement, Mr. Borey will receive a base salary at the annual rate of $360,000. In addition, under the Borey Agreement, for 2001 Mr. Borey will receive a performance bonus in an amount not less than $360,000, and for calendar years thereafter, if certain performance goals and targets determined by the Company's Board of Directors for the Company's Management Incentive Plan ("MIP") are met, he will be entitled to receive a performance bonus ranging from 30% to 150% of his base salary with no performance bonus if the performance goal is not achieved. Mr. Borey is eligible to participate in employee benefit plans generally made available by the Company to its executive officers and to receive reimbursement for reasonable relocation expenses.

     Pursuant to his Agreement, on December 4, 2000, Mr. Borey received a stock option for 500,000 Common Shares at an exercise price of $1.75, the Fair Market Value of the Company's Common Shares on the Date of Grant. In January 2001, the options were repriced to $1.1875. The options vest in three equal annual installments commencing one year from the Date of Grant, but no options may be exercised unless and until the trading price of the Company's Common Shares equals or exceeds $3.00 per share for twenty consecutive days. If the trading price does not reach the specified goal, the options may nevertheless be fully exercisable after June 4, 2005. The options expire on December 4, 2005.

     In the event the Company is adjudicated insolvent, Mr. Borey will be entitled to additional compensation to offset the decrease in the likelihood that there will be any value to his equity potential and bonus potential; accordingly, he will be entitled to a twofold increase in base salary and payment of 2% of the total gross sales of the Company assets in lieu of the bonus payments. Also, in the event the Company is adjudicated insolvent, Mr. Borey will be entitled, at his discretion, to terminate his employment relationship with the Company upon sixty (60) days written notice. If such termination option is exercised and occurs prior to December 4, 2001, he will be entitled to a severance payment equal to his base salary for one year and his bonus for one year at 100% of target. If such termination option is exercised and occurs after December 4, 2001, he will be entitled to a severance payment equal to the greater of (a) his base salary and bonuses for the unexpired portion of the term or (b) his base salary for one year and his bonus for one year at 100% of target.

     The Borey Agreement contains provisions relating to confidentiality, non-competition and Change-in-Control (as defined below).

     In the event of the termination of Mr. Borey's services by the Company for any reason other than Cause (as defined below) or a Change-in-Control (as defined below) or upon the resignation of Mr. Borey for Good Reason (as defined below), the Company will pay Mr. Borey an amount equal to the greater of (a) Mr. Borey's base salary and bonuses at 100% of target for the unexpired portion of the term or (b) Mr. Borey's base salary for one year and his bonus for one year at 100% of target, and all benefits will continue for a period equal to the greater of the periods set forth in (a) or (b) above. Under certain circumstances, the severance payments to Mr. Borey may be offset if he receives compensation from a third party.

     In the event Mr. Borey terminates his employment for any reason within ninety days after the occurrence of a Change-in-Control or in the event of the termination of Mr. Borey's services within the two-year period following a Change-in-Control of the Company and such termination is (a) by the Company or its successor for any reason other than Cause or (b) by Mr. Borey for Good Reason (as defined below) following a Change-in-Control, the Company will pay Mr. Borey an amount equal to the product of the sum of (x) his base salary and
(y) the highest annual bonus paid to him in the three full fiscal years preceding termination multiplied by 2.9. Said amount will be payable in the manner elected by Mr. Borey (in a lump sum cash payment, in three equal annual installments or in equal bi-weekly installments over a three-year period). All benefits will also continue for a period of three years after such termination.

     If any of the payments to Mr. Borey are considered "excess parachute payments" as defined in Section 280G of the Internal Revenue Code, the payments will be reduced to avoid such a characterization.

     Robert C. Strandberg

     Employment Agreement

     Effective June 2, 1998, the Company entered into an Employment Agreement with Mr. Strandberg, which was amended in December 1998 and July 1999 (the Employment Agreement, as amended, is referred to as the "Strandberg Agreement"), and which would have expired on December 31, 2000. However, Mr. Strandberg resigned as President and Chief Executive Officer on August 22, 2000. Under the Strandberg Agreement, Mr. Strandberg received an annual base salary of $336,000. In addition, under the Strandberg Agreement, if certain performance goals and targets determined annually by the Company's Board of Directors for the Company's Management Incentive Plan ("MIP") were met, Mr. Strandberg was entitled to receive a performance bonus for that year ranging from 40% to 170% of his base salary with no performance bonus if the performance goal was not achieved in a particular year. Mr. Strandberg was also eligible to participate in employee benefit plans generally made available by the Company to its executive officers.

     The Strandberg Agreement contained provisions relating to confidentiality, non-competition and Change-in-Control (as defined below).

     Pursuant to the Strandberg Agreement, in March 1998 Mr. Strandberg received an award of 37,500 restricted shares which could not be sold, transferred or otherwise disposed of until the restrictions lapse. See Footnote (3) to the Summary Compensation Table for further details with respect to the restricted shares. Pursuant to the Strandberg Agreement, on March 25, 1999, Mr. Strandberg received an option for 37,500 Common Shares at an exercise price of $8.625 per share (the Fair Market Value of the Company's Common Shares on the date of grant). This option replaced the award of 37,500 restricted shares which would have been awarded on March 25, 1999 and represented a 50% reduction in the size of the option grant to which he otherwise would have been entitled. Of the 37,500 stock options granted, options for 18,750 shares vested as follows:
4,688 on March 25, 2000; 4,687 on March 25, 2001; 4,688 on March 25, 2002; and
4,687 on March 25, 2003. The options for the remaining 18,750 shares did not vest unless and until certain performance levels for the Company's Common Shares were attained. The options expire on March 25, 2004.

     Pursuant to the Strandberg Agreement, effective as of March 25, 2000, Mr. Strandberg received an option for 37,500 Common Shares, at an exercise price of $6.00 per share (the Fair Market Value of the Company's Common Shares on the date of grant). This option represented a 50% reduction in the size of the option grant to which he otherwise would have been entitled pursuant to his Agreement. Of the 37,500 stock options granted, options for 18,750 shares vested as follows: 4,688 on March 25, 2001; 4,687 on March 25, 2002; 4,688 on
March 25,

2003; and 4,687 on March 25, 2004. The remaining 18,750 shares did not vest unless and until certain performance levels for the Company's Common Shares were attained -- with respect to 6,250 shares, at such time as the Fair Market Value of the Company's Common Shares equals or exceeds $7.98 per share for seven consecutive days; with respect to 6,250 shares, at such time as the Fair Market Value of the Company's Common Shares equals or exceeds $9.41 per share for seven consecutive days; and with respect to 6,250 shares, at such time as the Fair Market Value of the Company's Common Shares equals or exceeds $10.92 per share for seven consecutive days. If the specified performance goals were not reached, the options would nevertheless become fully exercisable after December 1, 2004 in order to maintain favorable accounting treatment. The options expire on March 25, 2005.

     Severance Arrangements

     On August 22, 2000, Mr. Strandberg resigned all his positions and offices, including those of President, Chief Executive Officer and member of the Board of Directors. Pursuant to resolutions adopted by the Board, the Company will continue to pay Mr. Strandberg, for a period of one year, his base salary of $336,000 and all current health, dental, life and accidental death and dismemberment insurance benefits and certain incidental benefits. In addition, all options held by Mr. Strandberg were deemed fully vested as of August 22, 2000 and may be exercised until the earlier of (i) the date on which the option expires by its terms or (ii) August 22, 2003. Also, all restrictions on the restricted shares owned by Mr. Strandberg were waived by the Board and were deemed to have lapsed as of August 22, 2000. Certain obligations in Mr. Strandberg's prior Employment Agreement relating to confidentiality and non-competition remain in effect in accordance with their terms.

     George A. Plesko

     Following the acquisition of GAP Technologies, Inc. and GEO Labs, Inc., the Company on December 21, 1999 entered into an Employment Agreement and a Non-Competition and Confidentiality Agreement (the "Plesko Agreements") with George
A. Plesko, pursuant to which Mr. Plesko was employed as a Senior Vice President. The "Initial Term" under the Plesko Agreements will expire on December 20, 2002. Under the Plesko Agreements, Mr. Plesko will receive a base salary at the annual rate of $200,000. In addition, if certain performance goals and targets determined annually by the Company's Board of Directors are met, Mr. Plesko will be entitled to receive a performance bonus of up to 35% of base salary.
Pursuant to the Plesko Agreements, on January 3, 2000 Mr. Plesko received a stock option for 20,000 Common Shares at an exercise price of $7.625, the Fair Market Value of the Company's Common Shares on the Date of Grant. On October 23, 2000, the options were repriced to $2.50 per share. The options vest and are exercisable in four equal annual installments commencing one year from the Date of Grant. Mr. Plesko is also eligible to participate in employee benefit plans generally made available by the Company to its executive officers.

     The Plesko Agreements contain provisions relating to confidentiality, non-competition and Change-in-Control (as defined below).

     In the event of termination of employment or a Change-in-Control, Mr. Plesko's severance payments will be as described in "Severance/Change-in-Control Agreements" below, except that if Mr. Plesko is terminated by the Company prior to the expiration of the initial three-year term, he will be entitled to severance payments for a period equal to the then remaining portion of the three-year term.

     Severance/Change-in-Control Agreements
     --------------------------------------

     Severance/Change-in-Control Agreements have been entered into with all senior executive officers in order to assure the Company of the continued services of those executives to the Company in an effective manner without distraction by reason of the possibility of a termination of employment by the Company or a change in control of the Company. In general, all provide that in the event of the termination of the executive's employment by the Company, for any reason other than Termination for Cause (as defined below), death, disability or a Change-in-Control (as defined below), the Company will continue to pay the executive for a period of one year (two years in the case of William
L. Parnell, Executive Vice President and Chief Operating Officer) following such termination an amount equal to the executive's salary at the annual rate then in effect. In addition, the Company will provide the executive with the executive's then current health, dental, life and accidental death and dismemberment insurance benefits for a period of one year following such termination. Each agreement also contains a covenant not-to-compete during the one-year period (two year period in the case of Mr. Parnell) in which severance benefits are being paid. In the event of the termination of the executive's employment within the two-year period following a Change-in-Control (as defined below) of the Company, and such termination is (i) by the Company for any reason other than Termination for Cause (as defined below) or (ii) by the executive if the executive terminates such employment for Good Reason (as defined below), or in the case of Mr. Parnell, in addition, if he terminates his employment for any reason within 90 days after the occurrence of a Change-in-Control, the Company will pay the executive either over a period of three years or in a lump sum payment an amount equal to the product of the sum of (x) the executive's salary at the annual rate then in effect and (y) the highest annual bonus paid to the executive under the Company's current Management Incentive Plan or any successor plan in the three full fiscal years preceding termination multiplied by 2.9. In addition, the executive will be immediately vested in any retirement, incentive or option plans then in effect and the Company will continue to provide the executive with his or her then current health, dental, life and accidental death and dismemberment insurance benefits for a period of three years.

     If any of the payments to the executive are considered "excess parachute payments" as defined in Section 280G of the Internal Revenue Code, the payments will be reduced to avoid such a characterization.

     Certain Definitions. As used in the Borey Agreement, the Plesko Agreement, the Ehrlich Agreement (as defined below) and the Severance/Change-in-Control
Agreements:

     (a) Change-in-Control generally means the acquisition of 30% of the Company's voting securities, or a change of one-third of the incumbent Board of Directors without the prior approval of the members of the incumbent Board of Directors, or the merger or consolidation of the Company with another corporation where the shareholders of the Company would not, immediately after the merger or consolidation, own at least 50% of the voting securities of the corporation issuing the cash or securities in the merger or consolidation, or the sale of substantially all of the assets of the Company.

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

     Other Remuneration Arrangements

     On August 22, 2000, Messrs. Ehrlich and Wasserman were appointed interim Co-Chief Executive Officers to serve until the appointment of a new President and Chief Executive Officer, which occurred on December 4, 2000. During such interim period, Mr. Wasserman received no fees as an outside director and Mr. Ehrlich received no fees under the Ehrlich Agreement (as defined below), but each received fees at the rate of $18,000 per month for so long as they served as interim Co-Chief Executive Officers.

     In addition, Mr. Ehrlich received an option for 25,000 Common Shares and Mr. Wasserman received an option for 50,000 Common Shares. Each option was granted at an exercise price of $3.594 per share and each option vested in five equal monthly installments commencing on September 1, 2000. However, neither option may be exercised until such time as the fair market value of the Company's Common Shares equals or exceeds $5.391 per share for seven consecutive days. If the $5.391 price per share is not reached, the options will nevertheless become fully exercisable after April 1, 2005 in order to maintain favorable accounting treatment. Each option expires on August 25, 2005.

     Compensation of Directors

     In 2000, each non-employee director was paid $500 for each Board and Committee meeting attended by him, except that no more than $500 was paid if more than one meeting occurred on the same day. Also, each non-employee director received a retainer at the annual rate of $12,500 (the "Director Retainer"), and each Chairman of a Board Committee (except Mr. Erhlich) received an additional annual retainer of $2,500 (the "Chairman Retainer"). Both the Director Retainer and the Chairman Retainer were paid in four equal installments on the last day of each calendar quarter. For 2000, an aggregate of $147,417 in meeting fees and retainers was paid in cash or in stock to the non-employee directors. Each non-employee director is also reimbursed the reasonable expenses incurred in attending the meeting. As noted above, Mr. Wasserman received no fees as a non-employee director between September 1, 2000 and December 31, 2000.

     Pursuant to the PSC Inc. Compensation Plan for Non-Employee Directors, non-employee directors have the opportunity to receive payment of their compensation either in cash or in Common Shares. The directors may also elect to receive their compensation either currently or on a deferred basis. During 2000, no director chose to defer his compensation. If the amount to be deferred would have been payable in cash, the Company will credit a Deferral Account maintained for the director with an amount that would otherwise have been payable to the director in cash. If the amount to be deferred would have been payable in stock, the Company will credit units ("Stock Units") to a Unit Account maintained for the director. Directors make separate elections with respect to the manner of the payment of the compensation and the time of the payment of the compensation. The number of Common Shares issued or the number of Stock Units credited to a director's account will equal the cash amount of the compensation divided by the fair market value of one share of stock on the date on which such cash amount would otherwise have been paid. Stock Units and amounts in a Deferral Account are fully vested at all times. Payment of Stock Units (in full Common Shares) and the amounts in a Deferral Account must be deferred at least one year. The director chooses the date of the payment, which may be upon termination of service as a director. The maximum number of Common Shares that may be issued under the Plan is 50,000 shares.

     The Company's 1994 Stock Option Plan (the "1994 Plan") provides that each member of the Board of Directors who is not also an employee or consultant of the Company will automatically receive on the date of the Annual Meeting of Shareholders a stock option for 6,500 Common Shares. On the date of the 2000 Annual Meeting of Shareholders, non-employee director stock options ("NEDSOs") to purchase 6,500 shares were granted to each non-employee director, at a purchase price of $1.625 per share, the fair market value on the date of the grant. Said NEDSOs are exercisable in their entirety on December 5, 2001 and terminate on December 5, 2005. No NEDSOs were granted to Messrs. Ehrlich, Strandberg or Borey in 2000.

     In May 1998, the Board approved a compensation agreement with Mr. Ehrlich, Chairman of the Board, which was amended in December 1998 and July 1999 (the agreement, as amended, is referred to as the "Ehrlich Agreement") and which expired on December 31, 2000. Pursuant to the Ehrlich Agreement, for all services rendered to the Company as Chairman of the Board and as a consultant in such areas as strategic planning, corporate development, mergers and acquisitions and development of overseas markets, Mr. Ehrlich received compensation at the annual rate of $85,000. In 2000, Mr. Ehrlich received an aggregate of $56,667 pursuant to the Ehrlich Agreement and was also reimbursed for expenses incurred in the performance of his duties. As noted above, Mr. Ehrlich received no compensation under the Ehrlich Agreement between September 1, 2000 and December 31, 2000. The Ehrlich Agreement includes confidentiality and non-compete provisions and provides for a severance payment upon the termination of his position as Chairman of the Board as the result of a change-in-control in an amount equal to 2.9 times his annual rate of compensation to be paid over a period of three years. Pursuant to the Ehrlich Agreement, effective as of March 25, 2000, Mr. Ehrlich received an option for 17,500 Common Shares, at an exercise price of $6.00 per share (the Fair Market Value of the Company's Common Shares on the date of grant). This option represented a 50% reduction in the size of the option grant to which he otherwise would have been entitled. Of the 17,500 stock options granted, options for 8,750 shares will vest as follows: 2,188 on March 25, 2001; 2,187 on March 25, 2002; 2,188 on
March 25, 2003; and 2,187 on March 25, 2004. The remaining 8,750 shares will not vest unless and until certain performance levels for the Company's Common Shares are attained - with respect to 2,916 shares, at such time as the Fair Market Value of the Company's Common Shares equals or exceeds $7.98 per share for seven consecutive days; with respect to 2,917 shares, at such as the Fair Market Value of the Company's Common Shares equals or exceeds $9.41 per share for seven consecutive days and with respect to 2,917 shares, at such time as the Fair Market Value of the Company's Common Shares equals or exceeds $10.92 per share for seven consecutive days. If the specified performance goals are not reached, the options will nevertheless become fully exercisable after December 1, 2004 in order to maintain favorable accounting treatment. The options will expire on March 25, 2005. In the event of a change-in-control and if Mr. Ehrlich becomes entitled to receive the severance payment set forth above, all of his options will immediately vest.

     Compensation Committee Interlocks and Insider Participation

     The members of the Compensation Committee in 2000 consisted of Messrs. O'Shea (Chairman), Morgan, Rosenfeld and Dr. Volta (until his resignation in June 2000). Each member is a non-employee director and does not have any direct or indirect material interest in or relationship with the Company outside of his position as director.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Set forth below is information regarding beneficial ownership of any class of the Company's Voting Shares as of March 30, 2001 (except as otherwise noted below) by (i) each entity or person known by the Company to be the beneficial owner of more than five percent (5%) of any class of the Company's voting shares, (ii) each of the Company's current directors, (iii) each of the Company's executive officers named in the Summary Compensation Table, and (iv) all current directors and executive officers of the Company as a group. The information as to each person and entity has been furnished by such person and entity, and, except as noted, each person and entity named in the table has sole voting and investment power with respect to all shares shown as beneficially owned by such person or entity.

Certain Beneficial Owners
-------------------------


          Name and Address                                       Shares of Class              Percentage of Class
        of Beneficial Owner              Title of Class         Beneficially Owned             Beneficially Owned
        -------------------              --------------         ------------------             ------------------
Dr. Romano Volta (1)                  Series A Preferred            110,000                           100%
  Hydra S.p.A.                        Shares
  Via Massino D'Azeglio 57
  40123 Bologna, Italy                Common Shares               1,990,860                         14.38%


Whelan & Gratny Capital               Common Shares               1,047,887                          8.53%
  Management (2)
  611 Santa Cruz Avenue, Suite C
  Menlo Park, CA 94025

Stadium Capital Management, LLC and   Common Shares                 723,300                          5.89%
 related parties (3)
  430 Cowper Street - Suite 200
  Palo Alto, CA 94301

____________________________

(1) Hydra Investissements S.A. ("Hydra Investissements"), a Luxembourg corporation, is the record owner of 110,000 Series A Preferred Shares and a warrant ("Warrant") to purchase 180,000 Common Shares. The Series A Preferred Shares are convertible into Common Shares at the rate of one Series A Preferred Share for 12.5 Common Shares (subject to adjustment in certain circumstances). As adjusted to reflect the conversion, Hydra Investissements owns beneficially 1,375,000 Common Shares. The Warrant is currently exercisable and accordingly Hydra Investissements owns beneficially 180,000 Common Shares. On its Schedule 13D dated September 22, 1997, filed with the Securities and Exchange Commission, Hydra Investissements reported that it has shared voting and dispositive power with respect to all of the 1,555,000 Common Shares beneficially owned by it. Dr. Volta directly owns 426,501 Common Shares with sole voting and dispositive power and may be deemed to be beneficial owner, with shared voting and dispositive power, of the 1,555,000 Common Shares beneficially owned by Hydra Investissements by reason of the ownership by Hydra S.p.A. ("Hydra") of 100% of the capital stock of Hydra Investissements and the ownership by Dr. Volta of 50% of the capital stock of Hydra. Dr. Volta also beneficially owns 9,750 Common Shares which are subject to options currently exercisable.

(2) Based on Schedule 13F filed with the Securities and Exchange Commission on February 12, 2001, Whelan & Gratny Capital Management reported that it had sole voting power and sole investment power with respect to 831,887 shares and shared voting power and shared investment power with respect to 216,000 shares. Whelan & Gratny Capital Management is an institutional investment manager.

(3) Based on Schedule 13G filed on April 20, 2000, the Company has been advised that Stadium Capital Management, LLC, a Delaware limited liability company ("SCM"), has shared voting power and shared dispositive power with respect to 723,300 shares; Stadium Capital Partners, L.P., a California limited partnership ("SCP"), has shared voting power and shared dispositive power with respect to 723,300 shares; Alexander M. Seaver ("Seaver") has shared voting power and shared dispositive power with respect to 723,300 shares and Bradley R. Kent ("Kent") has shared voting power and shared dispositive power with respect to 723,300 shares. SCM is an investment advisor whose clients have the right to receive or the power to direct the receipt of dividends from, or the proceeds from the sale of, the shares. SCP is a client of SCM. Seaver and Kent are the managers of SCM.

Security Ownership of Directors and Executive Officers



    Name of Beneficial              Common Shares              Percent
      Owner                         Beneficially Owned    Beneficially Owned
----------------------             --------------------  ----------------------

Jay M. Eastman*                      115,725 (1)(2)                     +
Robert S. Ehrlich*                   410,645 (1)(3)                   3.30%
Thomas J. Morgan*                     29,380 (1)                        +
James C. O'Shea*                      36,674 (1)                        +
Terry R. Peets**                             --                         +
Jack E. Rosenfeld*                    58,152 (1)(4)                     +
Roberto Tunioli*                       1,208                            +
Bert W. Wasserman*                   106,500 (1)                        +
Edward J. Borey*                             --                         +
Robert C. Strandberg                 470,581 (1)                      3.70%
Cecil F. Bowes                        69,245 (1)                        +

Nigel P. Davis                        34,461 (1)                        +
G. Lloyd West                        100,000 (1)                        +
George A. Plesko                       6,519 (1)                        +
                                     ----------                  ---------
All current directors and

executive officers as a group
including those named above
       (22 persons)                  1,623,239(5)                   12.08%
                                     ---------------             ---------

*   Member of the Board of Directors of the Company
+   Less than 1%

(1) Includes the following Common Shares subject to acquisition by the exercise of stock options which are, or within 60 days after March 30, 2001 will be, exercisable and are therefore deemed under Securities and Exchange Commission regulations to be beneficially owned: Messrs. Morgan, O'Shea and Rosenfeld, 22,750 shares each; Mr. Ehrlich, 179,145 shares; Dr. Eastman, 102,203 shares; Mr. Wasserman, 56,500 shares; Mr. Bowes, 61,250 shares; Mr. Davis, 31,250 shares; Mr. Plesko, 5,000 shares; Mr. Strandberg, 423,846 shares; Mr. West, 100,000 shares.
(2) Includes 3,121 shares held by Dr. Eastman's wife, and 7,232 shares held by his son.
(3)  Includes 15,000 shares held by Ehrlich & Co., 80,000 shares held in the R.
     S. Ehrlich & Co. Pension Plan Trust (the pension plan for Ehrlich & Co.) and 50,000 shares held by Red Lion Enterprises, Inc. Mr. Ehrlich is the senior partner in Ehrlich & Co. and may be deemed to be in control of that partnership. Red Lion Enterprises, Inc. is a corporation wholly-owned by Mr. Ehrlich and his wife. Accordingly, Mr. Ehrlich may be deemed to beneficially own the shares owned by Ehrlich & Co., by the R. S. Ehrlich & Co. Pension Plan Trust, and by Red Lion Enterprises, Inc. Also includes 10,937 restricted shares (see "Item 11 - Executive Compensation - Compensation of Directors").
(4) Includes 10,000 shares held by Solana Inc. (Pension Plan), a corporation wholly-owned by Mr. Rosenfeld and his wife. Accordingly, Mr. Rosenfeld may be deemed to beneficially own the shares owned by Solana Inc.
(5) Includes 1,155,569 shares subject to acquisition by the exercise of stock options which are, or within 60 days after March 30, 2001 will be, exercisable.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Severance Payments

     In fiscal 2000, the Company, pursuant to a Severance Agreement dated April 30, 1997, paid L. Michael Hone, the Company's former Chairman of the Board and Chief Executive Officer, $85,100 and forgave $35,136 of indebtedness. In connection with the forgiveness of the loan, Mr. Hone received a related tax gross-up of $16,452. No further payments are owing to Mr. Hone under his Severance Agreement and there is no further indebtedness owing by Mr. Hone to the Company.


In addition, on November 30, 2000, in consideration of the surrender of options for 470,833 shares, the Company repriced Mr. Hone's remaining options for 175,000 shares, resulting in a new exercise price of $1.90 per share. Of the 175,000 shares, 50,000 shares had an original exercise price of $10.00 and 125,000 shares had an original exercise price of $8.88.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     PSC Inc.



DATE:    April 30, 2001              By: /s/ Edward J. Borey
                                         ------------------------------------
                                         Edward J. Borey
                                         President and Chief Executive Officer


DATE:    April 30, 2001              By: /s/ Paul M. Brown
                                         ------------------------------------
                                         Paul M. Brown
                                         Vice President and Chief
                                            Financial Officer