Form 10-Q
period 2001-03-31
PSC INC
filed 2001-05-09
CIK 319379

================================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                               -----------------

                                   FORM 10-Q

                               -----------------

(Mark One)

     [X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 30, 2001

                                       OR

 [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                             EXCHANGE ACT OF 1934


                           Commission File No. 0-9919

                                    PSC INC.
             (Exact name of Registrant as Specified in Its Charter)

                   New York                               16-0969362
       -----------------------------------              ---------------
       (State or other jurisdiction of                (I.R.S. Employer
       incorporation or organization)                 Identification No.)


4800 SW Meadows Rd. Suite 300, Portland, Oregon               97035
-----------------------------------------------           -------------
(Address of principal executive offices)                    (Zip Code)

                                  503-534-3550
                                  ------------
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the 12 months preceding (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  [X]      No  [ ]

As of May 3, 2001, there were 12,458,071 shares of common stock outstanding.
================================================================================

                           PSC INC. AND SUBSIDIARIES

                                     INDEX


PART I:  FINANCIAL INFORMATION

Item 1   Financial Statements                                        Page Number
                                                                     -----------
          Consolidated Balance Sheets as of
          March 30, 2001 (Unaudited) and December 31, 2000                3-4

          Consolidated Statements of Operations and
          Accumulated Deficit for the three months ended:
          March 30, 2001 (Unaudited) and March 31, 2000 (Unaudited)         5

          Consolidated Statements of Cash Flows
          for the three months ended:
          March 30, 2001 (Unaudited) and March 31, 2000 (Unaudited)         6

          Notes to Consolidated Financial Statements (Unaudited)         7-12

Item 2    Management's Discussion and Analysis of
          Financial Condition and Results of Operations                 13-15

Item 3    Quantitative and Qualitative Disclosures About
          Market Risk                                                      15

PART II: OTHER INFORMATION

Item 1    Legal Proceedings                                                16

Item 2    Changes in Securities                                            16

Item 3    Defaults upon Senior Securities                                  16

Item 4    Submission of Matters to a Vote of Security Holders              16

Item 5    Other Information                                                16

Item 6    Exhibits and Reports on Form 8-K                                 16

PART I - FINANCIAL INFORMATION

Item 1:  Financial Statements

                           PSC INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
               (All amounts in thousands, except per share data)


                                                                   March 30, 2001         December 31, 2000
                                                                   ---------------        -----------------
                                                                     (Unaudited)
ASSETS

CURRENT ASSETS:
   Cash and cash equivalents                                             $  3,282                 $  5,461
   Accounts receivable, net of allowance for doubtful
      accounts of $1,249 and $793, respectively                            38,465                   39,404
   Inventories                                                             22,562                   22,286
   Prepaid expenses and other                                               3,372                    4,489
                                                                 ----------------         ----------------

   TOTAL CURRENT ASSETS                                                    67,681                   71,640

PROPERTY, PLANT AND EQUIPMENT, net of
   accumulated depreciation of $29,635 and $28,692,
   respectively                                                            15,015                   15,809

INTANGIBLE AND OTHER ASSETS, net of accumulated
   amortization of $42,424 and $39,515, respectively                       85,392                   87,958
                                                                 ----------------         ----------------

TOTAL ASSETS                                                             $168,088                 $175,407
                                                                 ================         ================

        See accompanying notes to the Consolidated Financial Statements.

                           PSC INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
               (All amounts in thousands, except per share data)
                                  (Continued)


                                                                   March 30, 2001         December 31, 2000
                                                                  ----------------        -----------------
                                                                    (Unaudited)
LIABILITIES AND SHAREHOLDERS' EQUITY/(DEFICIT)

CURRENT LIABILITIES:
   Current portion of long-term debt                                     $  7,215                 $  7,580
   Accounts payable                                                        26,957                   25,729
   Accrued expenses                                                        11,819                   11,128
   Accrued payroll and related employee benefits                            6,032                    6,899
                                                                -----------------         ----------------

   TOTAL CURRENT LIABILITIES                                               52,023                   51,336

LONG-TERM DEBT, less current maturities                                   122,544                  125,029

OTHER LONG-TERM LIABILITIES                                                 1,964                    2,013

SHAREHOLDERS' EQUITY/(DEFICIT):
   Series A convertible preferred shares, par value $.01;
     110 shares authorized, issued and outstanding
    ($11,000 aggregate liquidation value)                                       1                        1
   Series B preferred shares, par value $.01; 175
      authorized, no shares issued and outstanding                              -                        -
   Undesignated preferred shares, par value $.01;
      9,715 authorized, no shares issued and outstanding                        -                        -
   Common shares, par value $.01; 40,000 authorized
      12,461 and 12,313 shares issued and outstanding                         126                      123
   Additional paid-in capital                                              74,004                   73,909
   Accumulated deficit                                                    (77,567)                 (73,127)
   Accumulated other comprehensive loss                                    (3,650)                  (2,520)
   Less treasury stock repurchased at cost, 180 shares                     (1,357)                  (1,357)
                                                                -----------------         ----------------

TOTAL SHAREHOLDERS' EQUITY/(DEFICIT)                                       (8,443)                  (2,971)
                                                                -----------------         ----------------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY/(DEFICIT)
                                                                         $168,088                 $175,407
                                                                =================         ================

        See accompanying notes to the Consolidated Financial Statements.

                           PSC INC. AND SUBSIDIARIES
         CONSOLIDATED STATEMENTS OF OPERATIONS AND ACCUMULATED DEFICIT
               (All amounts in thousands, except per share data)

                                                                            Three Months Ended
                                                                   ----------------------------------------
                                                                   March 30, 2001           March 31, 2000
                                                                   ---------------          ---------------
                                                                     (Unaudited)              (Unaudited)
NET SALES                                                               $  50,474                $  61,439

COST OF SALES                                                              31,022                   37,869
                                                                 ----------------         ----------------
   Gross profit                                                            19,452                   23,570

OPERATING EXPENSES:
   Engineering, research and development                                    4,889                    5,822
   Selling, general and administrative                                     14,161                   14,414
   Severance and other costs                                                  513                    1,974
   Amortization of intangibles resulting from business
    acquisitions                                                            2,764                    2,581
                                                                 ----------------         ----------------
   Loss from operations                                                    (2,875)                  (1,221)

INTEREST AND OTHER INCOME/(EXPENSE):
   Interest expense                                                        (4,332)                  (3,423)
   Interest income                                                             62                      146
   Gain on asset sale                                                       3,164                        -
   Other income                                                                50                        9
                                                                 ----------------         ----------------
                                                                           (1,056)                  (3,268)
                                                                 ----------------         ----------------
   Loss before income tax provision/(benefit)                              (3,931)                  (4,489)
   Income tax provision/(benefit)                                             509                   (1,339)
                                                                 ----------------         ----------------
   Net loss                                                               ($4,440)                ($ 3,150)
                                                                 ================         ================

NET LOSS PER COMMON AND COMMON
         EQUIVALENT SHARE:
      Basic                                                                ($0.36)                  ($0.26)
      Diluted                                                              ($0.36)                  ($0.26)

WEIGHTED AVERAGE NUMBER OF COMMON AND
   COMMON EQUIVALENT SHARES OUTSTANDING:
      Basic                                                                12,280                   12,022
      Diluted                                                              12,280                   12,022

ACCUMULATED DEFICIT:
   Accumulated deficit, beginning of period                              ($73,127)                ($18,065)
   Net loss                                                                (4,440)                  (3,150)
                                                                 ----------------         ----------------
   Accumulated deficit, end of period                                    ($77,567)                ($21,215)
                                                                 ================         ================

        See accompanying notes to the Consolidated Financial Statements.

                           PSC INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (All amounts in thousands)

                                                                                     Three Months Ended
                                                                         ---------------------------------------------
                                                                          March 30, 2001              March 31, 2000
                                                                         -----------------           -----------------
                                                                            (Unaudited)                 (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                                       ($4,440)                    ($3,150)
   Adjustments to reconcile net loss to net cash
      Provided by operating activities:
   Depreciation and amortization                                                    4,213                       4,351
   Gain on disposition of assets                                                   (3,164)                          -
   Loss on royalty settlement                                                           -                         729
   Deferred tax assets                                                                  -                      (1,170)
   (Increase)/decrease in assets:
      Accounts receivable                                                             939                       1,718
      Inventories                                                                    (576)                       (152)
      Prepaid expenses and other                                                    1,028                         631
   Increase/(decrease) in liabilities:
      Accounts payable                                                              1,181                         (25)
      Accrued expenses                                                                659                      (1,137)
      Accrued payroll and related employee benefits                                  (906)                     (1,281)
                                                                       ------------------          ------------------
      Net cash (used in)/provided by operating activities                          (1,066)                        514

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures, net                                                         (300)                     (1,295)
   Net cash paid for business                                                           -                     (53,486)
   Proceeds from sale of assets                                                     3,800                           -
   Additions to intangible and other assets                                          (681)                       (464)
                                                                       ------------------          ------------------
      Net cash provided by/(used in) investing activities                           2,819                     (55,245)

CASH FLOWS FROM FINANCING ACTIVITIES:
   Additions to long-term debt                                                          -                     112,000
   Payments of long-term debt                                                      (2,850)                    (54,854)
   Additions/(Reductions) to other long-term liabilities, net                         (49)                        188
   Exercise of options and issuance of common shares                                   98                         777
   Tax benefit from exercise or disposition of stock options                            -                          28
                                                                       ------------------          ------------------
      Net cash (used in)/provided by financing activities                          (2,801)                     58,139

EFFECT OF EXCHANGE RATE CHANGES ON CASH
   AND CASH EQUIVALENTS                                                            (1,131)                       (733)
                                                                       ------------------          ------------------
NET (DECREASE)/ INCREASE IN CASH AND
   CASH EQUIVALENTS                                                                (2,179)                      2,675

CASH AND CASH EQUIVALENTS:
      Beginning of period                                                           5,461                       1,402
                                                                       ------------------          ------------------
      End of period                                                              $  3,282                    $  4,077
                                                                       ==================          ==================

        See accompanying notes to the Consolidated Financial Statements.

                           PSC INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
          FOR THE THREE MONTHS ENDED MARCH 30, 2001 AND MARCH 31, 2000
               (All amounts in thousands, except per share data)
                                  (Unaudited)



(1)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

   The accompanying consolidated financial statements have been prepared by the Company without audit. In the opinion of management, these financial statements include all adjustments necessary to present fairly the Company's financial position as of March 30, 2001, the results of operations for the three months ended March 30, 2001 and March 31, 2000 and its cash flows for the three months ended March 30, 2001 and March 31, 2000. The results of operations for the three months ended March 30, 2001 are not necessarily indicative of the results to be expected for the full year.

   Certain information and disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The accompanying financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2000 annual report on Form 10-K.

(2)  INVENTORIES

   Inventories are stated at the lower of cost or market using the first-in, first-out method. Inventory costs include material, direct labor and overhead and consist of the following:

                                          March 30, 2001      December 31, 2000
                                          --------------      -----------------
     Raw materials                            $12,150               $12,078
     Work-in-process                            4,854                 4,699
     Finished goods                             5,558                 5,509
                                              $22,562               $22,286
                                        =============         =============

(3)    LONG-TERM DEBT

       Long-term debt consists of the following:

                                        March 30, 2001      December 31, 2000
                                        --------------      -----------------
     Term loan                               $ 64,695              $ 67,500
     Senior revolving credit                   34,000                34,000
     Subordinated term loan                    29,682                29,667
     Subordinated promissory note                 938                   938
     Other                                        444                   504
                                        -------------         -------------
                                              129,759               132,609
     Less: current maturities                   7,215                 7,580
                                        -------------         -------------
                                             $122,544              $125,029
                                        =============         =============

                           PSC INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
          FOR THE THREE MONTHS ENDED MARCH 30, 2001 AND MARCH 31, 2000
               (All amounts in thousands, except per share data)
                                  (Unaudited)


(4)  ACQUISITION

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

   The following unaudited pro forma condensed results of operations combine the operations of the Company with those of Percon as if the acquisition was consummated on January 1, 2000. The pro forma information is presented after giving effect to certain adjustments for amortization of goodwill, incremental interest expense on acquisition financing and the related income tax effects. The pro forma results have been prepared for comparative purposes only and do not purport to be indicative of the results that would have been achieved during the periods indicated and are not intended to be indicative of future results.

                                                              Pro Forma Three Months Ended
                                                      ----------------------------------------
                                                      March 30, 2001           March 31, 2000
                                                      ---------------          ---------------
        Net sales                                         $50,474                  $62,198
        Loss from operations                               (2,875)                  (2,597)
        Net loss                                           (4,440)                  (4,559)

        Net loss per common and
          common equivalent share:
            Basic                                          ($0.36)                  ($0.38)
            Diluted                                        ($0.36)                  ($0.38)

        Weighted average number of common and
          common equivalent shares outstanding:
            Basic                                          12,280                   12,022
            Diluted                                        12,280                   12,022

(5)  ASSET SALE

   As part of the Company's overall restructuring plans, the Company sold its verification and imager product lines on February 16, 2001 for $3.8 million. The gain realized on the sale was approximately $3.2 million.

   In connection with the sale, the Company was required to use 50% of the net cash proceeds to repay amounts borrowed under its senior credit facilities.

                           PSC INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
          FOR THE THREE MONTHS ENDED MARCH 30, 2001 AND MARCH 31, 2000
               (All amounts in thousands, except per share data)
                                  (Unaudited)

(6)  SEVERANCE AND OTHER COSTS

   During the first quarter of 2001, the Company recorded a pretax charge of $0.5 million for employee severance and benefit costs associated with the elimination of positions resulting primarily from its plans to consolidate the Webster, New York operations with its Eugene, Oregon operations.

   As of December 31, 2000, the amount of the severance accruals was approximately $2.7 million. As of March 30, 2001, the amount of the severance accruals was approximately $2.1 million, which relates to current contractual obligations.

(7)  SHAREHOLDERS' EQUITY

   Other comprehensive loss reports changes in equity that result from transactions and economic events other than transactions with owners. Other comprehensive loss is the total of net loss and all other non-owner changes in equity.

                                                              Three Months Ended
                                                 -----------------------------------------
                                                 March 30, 2001             March 31, 2000
                                                 --------------             --------------
     Net loss                                       ($4,440)                    ($3,150)
     Foreign currency translation adjustment         (1,130)                       (733)
                                                 -------------               -------------
     Comprehensive loss                             ($5,570)                    ($3,883)
                                                 =============               =============


   During the three month period ended March 30, 2001, employees purchased 149 shares at approximately $0.64 per share under the provisions of the Company's Employee Stock Purchase Plan.

   Changes in the status of options under the Company's stock option plans are summarized as follows:

                                       January 1,2001        Weighted             January 1, 2000           Weighted
                                            to                Average                    to                  Average
                                       March 30, 2001          Price              December 31, 2000           Price
                                       --------------        -----------          -----------------       ----------
     Options outstanding at
        beginning of period                   3,222                  $4.00                  3,221               $7.84
     Options granted                             52                   1.41                  1,025                2.83
     Options exercised                            -                      -                    (78)               6.38
     Options forfeited/canceled                (173)                  4.15                   (946)               8.35
     Options outstanding at
        end of period                         3,101                  $3.95                  3,222               $4.00
                                          =========                                    ==========

     Number of options at end
        of period:
        Exercisable                           1,900                  $4.99                  1,969               $5.02
        Available for grant                     263                                           255

                           PSC INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
          FOR THE THREE MONTHS ENDED MARCH 30, 2001 AND MARCH 31, 2000
               (All amounts in thousands, except per share data)
                                  (Unaudited)


   During the three month period ended March 30, 2001, 113 forfeited options were cancelled due to the expiration of the 1987 Stock Option Plan in December 1997. These options are not available for future grants.

(8)  NET LOSS PER COMMON AND COMMON EQUIVALENT SHARE

   Basic EPS was computed by dividing reported earnings available to common shareholders by weighted average shares outstanding during the year. Diluted EPS was the same as basic EPS for the three-month period ended March, 30, 2001.

   The following options, warrants and preferred shares were not included in the computation of diluted EPS since the effect of these securities would have been antidilutive. Options to purchase 3,101 and 3,243 shares of common stock at a weighted average price of $3.95 and $7.84 per share were outstanding for the three months ended March 30, 2001 and March 31, 2000, respectively. Warrants and preferred shares to purchase 1,155 and 1,375 common shares at a weighted average price of $5.68 and $8.00 per share, respectively, were outstanding for the three months ended March 30, 2001 and March 31, 2000.


                                                                    Three Months Ended
                     -------------------------------------------------------------------------------------------------------------
                                         March 30, 2001                                           March 31, 2000
                     ----------------------------------------------------     ----------------------------------------------------
                                                                  Per                                                      Per
                          Net loss               Shares          Share            Net loss               Shares           Share
                        (numerator)          (denominator)       Amount          (numerator)         (denominator)       Amount
                       --------------       ----------------   ----------       -------------       ----------------   -----------
Basic and Diluted
 EPS:
Net loss available
 to common
 shareholders
                          ($4,440)                12,280       ($0.36)            ($3,150)                12,022        ($0.26)
                          =======                 ======       =======            ========                ======        =======

                           PSC INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
          FOR THE THREE MONTHS ENDED MARCH 30, 2001 AND MARCH 31, 2000
               (All amounts in thousands, except per share data)
                                  (Unaudited)

(9)  DERIVATIVES

  The Company adopted Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133") as amended as of January 1, 2001 and the effect was not material.

  Foreign Currency Exchange Rate Risk:

  The Company's exposure to foreign currency relates primarily to its international subsidiaries. Sales to certain countries are denominated in their local currency. The Company enters into foreign currency forward exchange contracts to minimize the effect of foreign currency fluctuations relating to these transactions and commitments denominated in foreign currencies. The foreign exchange contracts generally have maturities of up to 60 days and require the Company to exchange foreign currencies for U.S. dollars at maturity, at rates agreed to at the inception of the contracts.
  The foreign exchange contracts have not been designated as hedging instruments and the gains and losses on forward contracts are recorded in the consolidated statements of operations.

(10) SUBSEQUENT EVENTS

  On March 31, 2001, the Company obtained a waiver from its senior lenders which extended the expiration date of the credit facilities until April 13, 2001, and on the same date, the Company received a waiver from its subordinated lenders which deferred interest payments on the subordinated notes until April 13, 2001.

  On April 13, 2001, the Company obtained an agreement from its senior lenders extending the maturity date of the credit facility to April 1, 2002. The agreement modifies certain provisions of the amended credit facilities including financial covenants and is subject to certain terms and conditions. Among other provisions, the commitment for its working capital facility was reduced from $45.0 million to $42.0 million, and the interest rate for the senior credit facilities was increased to prime + 2.25% from April 1, 2001 to September 30, 2001, prime + 2.50% from October 1, 2001 to December 31, 2001 and prime + 3.50% from January 1, 2002 to April 1, 2002. As of the current date, the Company has $34.0 million outstanding under its working capital facility excluding foreign exchange contracts and is restricted from borrowing additional amounts as working capital advances except that prior to September 30, 2001, the Company will be permitted to borrow an amount not to exceed $2.0 million to bridge the closings on certain non-core asset sales. The Company is required to use at least 50% of the net cash proceeds of the sale of certain non-core assets to repay amounts borrowed under its senior credit facilities. The Company will be required to pay from $1.5 million to $4.5 million in bank modification fees subject to certain terms and conditions. As of March 30, 2001, the Company had $64.7 million outstanding under its term loan. The term loan and senior revolving credit facilities are due and payable on April 1, 2002.

                           PSC INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
          FOR THE THREE MONTHS ENDED MARCH 30, 2001 AND MARCH 31, 2000
               (All amounts in thousands, except per share data)
                                  (Unaudited)

  In connection with the subordinated credit facilities, the agreement obtained on April 13, 2001 modifies certain provisions of the credit facilities including financial covenants as well as providing for repricing of the warrants to purchase 975 Common Shares of the Company held by subordinated lenders to $1.15 per share. The Company has agreed to pay the subordinated lenders on a pro rata basis for fees up to a maximum payment of $1.5 million based upon the average prevailing per share market price of the Company's Common Shares on the 15 trading days immediately prior to April 2, 2002, or, if the subordinated lenders elect, April 2, 2003. Such payment will be made in sequential installments of 30, 90 and 150 days after April 1, 2002 or April 1, 2003, as applicable. The Company also agreed to pay all interest being accrued from September 30, 2000 until March 31, 2002 on April 2, 2002.

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

  On May 3, 2001, the Company entered into a contract to sell its Webster, New York facility. In November 2000, the Company announced the consolidation of its Webster, New York headquarters with its operations in Eugene, Oregon. As a result, the Company recorded an $8.6 million write-down in connection with the anticipated sale of the Webster, New York facility in accordance with Statement of Financial Accounting Standards No. 121 (SFAS No. 121), "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of". SFAS No. 121 requires an impairment loss to be recognized if the carrying amount of an asset held for disposal exceeds the fair value of the asset less the cost to sell the asset. The facility now approximates fair market value less any commissions or fees to be paid upon disposal. The loss recognized in 2000 was $7.9 million on the facility and related leasehold improvements and $0.6 million on other assets and is included in the consolidated statements of operations. The Company expects the sale to be completed soon.

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations

General
-------

The following discussion and analysis should be read in conjunction with the Consolidated Financial Statements and Notes to Consolidated Financial Statements of the Company's December 31, 2000 annual report on Form 10-K.

Overview
--------

As part of a previously announced restructuring plan to reduce debt and achieve greater profitability, certain non-core assets were identified for disposition. On February 16, 2001, the Company sold its verification and imager product lines for $3.8 million.


Results of Operations:  Three Months ended March 30, 2001 and March 31, 2000
----------------------------------------------------------------------------

Net Sales.  Net sales during the three months ended March 30, 2001 decreased
----------
$10.9 million or 17.9% compared with the same period in 2000. The decrease in net sales is attributed primarily to the loss of the sales of the U-Scan(R) Express Self-Checkout System of $10.8 million and decreased sales of handheld scanners of $0.8 million, offset by increased sales of Mobile & Wireless products of $1.4 million.

Gross Profit.  Gross profit during the three months ended March 30, 2001
-------------
decreased $4.1 million or 17.5% compared with the same period in 2000. As a percentage of sales, gross profit did not change. The decrease in gross profit dollars is primarily due to the loss of sales of the U-Scan(R) Express Self-Checkout System.

Engineering, Research and Development.  Engineering, Research and Development
--------------------------------------
(ER&D) expenses decreased $0.9 million or 16.0%, compared to the same period in 2000. As a percentage of sales, ER&D was 9.7% in the first quarter of 2001 versus 9.5% of net sales in the first quarter of 2000. The decrease in ER&D is primarily attributable to cost savings efforts brought about by business restructuring.

Selling, General and Administrative.  Selling, General and Administrative (SG&A)
------------------------------------
expenses decreased $0.3 million compared to the first quarter of 2000. As a percentage of sales, SG&A was 28.1% in 2001 versus 23.5% in 2000. The dollar decrease is primarily attributable to cost savings resulting from restructuring activities of $2.4 million offset by increased legal and professional fees of $1.8 million associated with securing recent debt waivers and amendments and increased foreign exchange losses of $0.3 million. The percentage increase is due to costs being spread over a lower sales base.

Severance and Other Costs.  During the first quarter of 2001, the Company
-------------------------
recorded a pretax charge of $0.5 million for employee severance and benefit costs resulting primarily from its plans to consolidate the Webster, New York operations with its Eugene, Oregon operations. During the first quarter of 2000, the Company recorded a pretax charge of $2.0 million associated with the acquisition of Percon and reorganization actions in connection with the Company's sales force.

Interest Expense.  Interest expense increased $0.9 million versus the comparable
----------------
period in 2000. The increase is primarily due to a 2% default penalty assessed as part of the waiver amendments reached with senior debt holders and accrued by the Company for the three months ended March 30, 2001.

Gain on asset sale.  As part of the Company's overall restructuring plans, the
------------------
Company sold its verification and imager product lines on February 16, 2001 for $3.8 million. The gain realized on the sale was approximately $3.2 million. The disposition of these product lines did not have a material effect on the Company's results of operations for the three months ended March 30, 2001, nor will the disposition of these product lines materially impact the full year 2001.

Income Tax Provision/(Benefit).  The Company's effective tax rate was (13.0%) in
-------------------------------
2001 versus 29.8% in 2000 as the Company has not reflected the tax benefit associated with current operating losses by placing a full valuation allowance against its deferred tax assets.

Liquidity and Capital Resources:
--------------------------------

Current assets decreased $4.0 million from December 31, 2000 primarily due a decrease in cash, accounts receivable and prepaid expenses. Current liabilities increased $0.7 million from December 31, 2000 primarily due to an increase in accounts payable and accrued expenses offset by a decrease in accrued payroll and related employee benefits. As a result, working capital decreased $3.3 million from December 31, 2000.

Property, plant and equipment expenditures totaled $0.3 million for the three months ended March 30, 2001 compared with $1.3 million for the three months ended March 31, 2000. The 2001 expenditures are related to new product tooling, manufacturing equipment, and computer software and hardware.

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

In connection with the subordinated credit facilities, the agreement obtained on April 13, 2001 modifies certain provisions of the credit facilities including financial covenants as well as providing for repricing of the warrants to purchase 975 Common Shares of the Company held by subordinated lenders to $1.15 per share. The Company has agreed to pay the subordinated lenders on a pro rata basis for fees up to a maximum payment of $1.5 million based upon the average prevailing per share market price of the Company's Common Shares on the 15 trading days immediately prior to April 2, 2002, or if the subordinated lenders elect, April 2, 2003. Such payment will be made in sequential installments of 30, 90 and 150 days after April 1, 2002 or April 1, 2003, as applicable. The Company also agreed to pay all interest being accrued from September 30, 2000 until March 31, 2002 on April 2, 2002.

The Company's liquidity is dependent upon its ability to successfully generate positive cash flow from operations and complete non-core asset sales. Provided that the Company continues to meet the performance targets from its restructured operating plan, management believes the Company will generate sufficient cash flows in 2001 to meet its obligations. The Company will be required to pay up to $6.0 million in bank fees as indicated above.

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

Item 3:  Quantitative and Qualitative Disclosures About Market Risk

         None.

Cautionary Statement Pursuant to Safe Harbor Provisions of the Private Securities Litigation Reform Act of 1995
----------------------------------------------------------------------

Certain statements contained in this Management's Discussion and Analysis may be forward-looking in nature, or "forward-looking statements" as defined in the Private Securities Litigation Reform Act of 1995. Management cautions that these statements are estimates of future performance and are highly dependent upon a variety of important factors, which could cause actual results to differ materially from the estimate. These factors include the market acceptance of products, competitive product offerings, the disposition of legal issues and the successful completion of non-core asset sales. Profits and available cash flows also will be affected by the Company's ability to control manufacturing and operating costs. Reference should be made to filings with the Securities and Exchange Commission for further discussion of factors that could affect the Company's future results.

PART II: OTHER INFORMATION

Item 1:  Legal Proceedings:
         -----------------

The description of the Company's legal proceedings set forth in Item 3 of the Company's Annual Report on Form 10-K for the fiscal period ended December 31, 2000 is incorporated herein by reference.

Item 2:  Changes in Securities: None
         ---------------------

Item 3:  Defaults upon Senior Securities:  None
         -------------------------------

Item 4:  Submission of Matters of Shareholders to a Vote of Security Holders:
         -------------------------------------------------------------------
         None

Item 5:  Other Information: None
         -----------------

Item 6:  Exhibits and Reports on Form 8-K
         --------------------------------

        (a)  Exhibits:
             ---------

         10.1  Amendment to Borey Employment Agreement, dated February 2, 2001

        (b)    Reports on Form 8-K: None
               -------------------

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                           PSC Inc.



DATE:     May 8, 2001      By: /s/ Edward J. Borey
                               -------------------------------
                           Edward J. Borey
                           President, Chief Executive Officer and Director


DATE:     May 8, 2001      By: /s/ Paul M. Brown
                               -------------------------------
                           Paul M. Brown
                           Vice President and Chief Financial Officer
                           (Principal Financial Officer)