Form 10-Q
period 2001-06-30
PSC INC
filed 2001-08-14
CIK 319379

================================================================================
                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                             --------------------
                                   FORM 10-Q
                             --------------------

(Mark One)

    [X]      Quarterly Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

                  For the quarterly period ended June 30, 2001

                                       OR

 [_]  Transition report pursuant to Section 13 or 15(d) of the Securities exchange Act of 1934


                           Commission File No. 0-9919

                                    PSC INC.
             (Exact name of Registrant as Specified in Its Charter)

              New York                                  16-0969362
     -----------------------------------          --------------------
     (State or other jurisdiction of                (I.R.S. Employer
      incorporation or organization)                Identification No.)


4800 SW Meadows Rd. Suite 300, Lake Oswego, Oregon             97035
--------------------------------------------------         -------------
(Address of principal executive offices)                    (Zip Code)

                                  503-534-3550
                                  ------------
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the 12 months preceding (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes           No

As of August 6, 2001, there were 12,487,274 shares of common stock outstanding.
================================================================================

                           PSC INC. AND SUBSIDIARIES

                                     INDEX


PART I:  FINANCIAL INFORMATION

Item 1   Financial Statements                                      Page Number
                                                                   -----------

         Consolidated Balance Sheets as of
         June 30, 2001 (Unaudited) and December 31, 2000 ............   3

         Consolidated Statements of Operations and
         Accumulated Deficit for the three and six months ended:
         June 30, 2001 (Unaudited) and June 30, 2000 (Unaudited) ....   4

         Consolidated Statements of Cash Flows
         for the six months ended:
         June 30, 2001 (Unaudited) and June 30, 2000 (Unaudited) ....   5

         Notes to Consolidated Financial Statements (Unaudited) ..   6-12

Item 2   Management's Discussion and Analysis of
         Financial Condition and Results of Operations ..........   13-16

Item 3   Quantitative and Qualitative Disclosures About Market Risk    17

PART II: OTHER INFORMATION

Item 1   Legal Proceedings .......................................     18

Item 2   Changes in Securities....................................     18

Item 3   Defaults upon Senior Securities..........................     18

Item 4   Submission of Matters to a Vote of Security Holders......     18

Item 5   Other Information........................................     19

Item 6   Exhibits and Reports on Form 8-K.........................     19

PART I - FINANCIAL INFORMATION
Item 1:  Financial Statements
         --------- ----------
                           PSC INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
               (All amounts in thousands, except per share data)

                                                                                         June 30,           December 31,
                                                                                           2001                 2000
                                                                                       -------------       --------------
ASSETS                                                                                 (Unaudited)
CURRENT ASSETS:
 Cash and cash equivalents                                                                 $  2,969               $  5,461
 Accounts receivable, net of allowance for doubtful accounts of $1,167 and $793,
  respectively                                                                               40,241                 39,404

 Inventories                                                                                 21,349                 22,286
 Prepaid expenses and other                                                                   2,695                  4,489
                                                                                   ----------------        ---------------

TOTAL CURRENT ASSETS                                                                         67,254                 71,640
PROPERTY, PLANT AND EQUIPMENT, net of accumulated depreciation of $28,009 and
 $28,692, respectively                                                                        9,027                 15,809

INTANGIBLE AND OTHER ASSETS, net of accumulated amortization of $45,464 and
 $39,443, respectively                                                                       79,402                 87,430

                                                                                   ----------------        ---------------
TOTAL ASSETS                                                                               $155,683               $174,879
                                                                                   ================        ===============


LIABILITIES AND SHAREHOLDERS' EQUITY/(DEFICIT)
CURRENT LIABILITIES:
 Current portion of long-term debt                                                         $ 93,853               $  7,580
 Accounts payable                                                                            23,220                 25,729
 Accrued expenses                                                                            16,587                 11,128
 Accrued payroll and related employee benefits                                                6,456                  6,899
                                                                                   ----------------        ---------------

TOTAL CURRENT LIABILITIES                                                                   140,116                 51,336
LONG-TERM DEBT, less current maturities                                                      28,979                124,501
OTHER LONG-TERM LIABILITIES                                                                   2,188                  2,013
WARRANTS                                                                                        742                    254
SHAREHOLDERS' EQUITY/(DEFICIT):
 Series A convertible preferred shares, par value $.01; 110 shares authorized,                    1                      1
  issued and outstanding ($11,000 aggregate liquidation value)
 Series B preferred shares, par value $.01; 175 authorized, no shares issued and                  -                      -
  outstanding
 Undesignated preferred shares, par value $.01; 9,715 authorized, no shares issued                -                      -
  and outstanding
 Common shares, par value $.01; 40,000 authorized 12,461 and 12,313 shares issued               126                    123
  and outstanding
 Additional paid-in capital                                                                  72,804                 73,655
 Accumulated deficit                                                                        (84,017)               (73,127)
 Accumulated other comprehensive loss                                                        (3,899)                (2,520)
 Less treasury stock repurchased at cost, 180 shares                                         (1,357)                (1,357)
                                                                                   ----------------        ---------------
TOTAL SHAREHOLDERS' EQUITY/(DEFICIT)                                                        (16,342)                (3,225)
                                                                                   ----------------        ---------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY/(DEFICIT)                                       $155,683               $174,879
                                                                                   ================        ===============

        See accompanying notes to the Consolidated Financial Statements.

                           PSC INC. AND SUBSIDIARIES
         CONSOLIDATED STATEMENTS OF OPERATIONS AND ACCUMULATED DEFICIT
               (All amounts in thousands, except per share data)

                                                      Three Months Ended June 30,          Six Months Ended June 30,
                                                 ----------------------------------     -------------------------------
                                                        2001            2000                  2001            2000
                                                      ---------       ---------             ---------       ---------
                                                     (Unaudited)     (Unaudited)           (Unaudited)     (Unaudited)
Net Sales                                             $  50,453       $  67,418             $ 100,927       $ 128,857
Cost of Sales                                            30,692          41,675                61,714          79,544
                                               --------------------------------       -------------------------------

Gross Profit                                             19,761          25,743                39,213          49,313

Operating Expenses:
 Engineering, Research & Development                      4,321           5,415                 9,210          11,237
 Sales & Marketing                                        7,729           8,254                15,525          16,997
 General & Administrative                                 4,172           4,849                10,536          10,520
 Severance & Other Costs                                    169            (300)                  682           1,674
 Merger Related Costs                                         -             959                     -             959
 Amortization Of Intangibles                              2,758           2,887                 5,522           5,468
                                               --------------------------------       -------------------------------

   Operating Expenses                                    19,149          22,064                41,475          46,855

Operating Profit/(Loss)                                     612           3,679                (2,262)          2,458

Interest and Other (Income) Expense:
 Interest Expense, Net                                    4,331           3,044                 8,601           6,321
 (Gain)/Loss from asset sale                              2,883               -                  (281)              -
 Other (Income) Expense, Net                                359             (14)                  309             (23)
                                               --------------------------------       -------------------------------

                                                          7,573           3,030                 8,629           6,298

Income/(Loss) Before Taxes                               (6,961)            649               (10,891)         (3,840)
Tax Provision/(Benefit)                                     328             648                   837            (691)
                                               --------------------------------       -------------------------------

Net Income/(Loss) Before Cumulative Effect of            (7,289)              1               (11,728)         (3,149)
 Accounting Change
Cumulative Effect of Accounting Change                      838               -                   838               -
                                               --------------------------------       -------------------------------
Net Income/(Loss)                                       ($6,451)      $       1              ($10,890)        ($3,149)
                                               ================================       ===============================


Net Income/(Loss) Per Share Before Cumulative Effect of Accounting Change:
     Basic and Diluted                                   ($0.59)          $0.00                ($0.96)         ($0.26)

Net Income Per Share of Cumulative Effect of Accounting Change:
     Basic and Diluted                                    $0.06           $0.00                 $0.07           $0.00

Net Income/(Loss) Per Share After Cumulative Effect of Accounting Change:
     Basic and Diluted                                   ($0.53)          $0.00                ($0.89)         ($0.26)

Weighted Average Number Of Common and Common Equivalent Shares Outstanding:
     Basic                                               12,280          12,027                12,280          12,028
     Diluted                                             12,280          13,448                12,280          12,028

Accumulated Deficit:
   Accumulated deficit, beginning of period            ($77,566)       ($21,215)             ($73,127)       ($18,065)
   Net income/(loss)                                     (6,451)              1               (10,890)         (3,149)
   Accumulated deficit, end of period                  ($84,017)       ($21,214)             ($84,017)       ($21,214)
                                               ================================       ===============================

        See accompanying notes to the Consolidated Financial Statements.

                           PSC INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (All amounts in thousands)

                                                                                        Six Months Ended
                                                                                        ----------------
                                                                           June 30, 2001               June 30, 2000
                                                                         -----------------           -----------------
                                                                            (Unaudited)                 (Unaudited)
Cash Flows From Operating Activities:
 Net loss                                                                        ($10,890)                    ($3,149)
 Adjustments to reconcile net loss to net cash (used in)/provided by operating activities
  Depreciation and amortization                                                     8,330                       9,238
  Gain on disposition of assets                                                      (281)                          -
  Loss on royalty settlement                                                            -                       1,434
  Cumulative effect of accounting change                                             (838)                          -
  Deferred tax assets                                                                   -                        (718)
  Change in fair value of warrants                                                    380                           -
 (Increase)/decrease in assets:
  Accounts receivable                                                                (837)                        613
  Inventories                                                                         637                       1,198
  Prepaid expenses and other                                                        1,481                         527
 Increase/(decrease) in liabilities:
  Accounts payable                                                                 (2,587)                      1,217
  Accrued expenses                                                                  1,770                        (430)
  Accrued payroll and related employee benefits                                      (482)                     (1,111)
                                                                       ------------------          ------------------
 Net cash (used in)/provided by operating activities                               (3,317)                      8,819

Cash Flows From Investing Activities:
 Capital expenditures, net                                                           (533)                     (2,151)
 Net cash paid for business                                                             -                     (53,486)
 Proceeds from sale of assets                                                       9,283                           -
 Additions to intangible and other assets                                          (1,217)                     (2,771)
                                                                       ------------------          ------------------
 Net cash provided by/(used in) investing activities                                7,533                     (58,408)

Cash Flows From Financing Activities:
 Additions to long-term debt                                                            -                     112,000
 Payments of long-term debt                                                        (5,602)                    (57,693)
 Additions to other long-term liabilities, net                                        175                         339
 Exercise of options and issuance of common shares                                     98                         822
 Tax benefit from exercise or disposition of stock options                              -                          28
                                                                       ------------------          ------------------
 Net cash (used in)/provided by financing activities                               (5,329)                     55,496

Effect Of Exchange Rate Changes On Cash and Cash Equivalents                       (1,379)                       (991)
                                                                       ------------------          ------------------
Net (Decrease)/ Increase In Cash and Cash Equivalents                              (2,492)                      4,916

Cash and Cash Equivalents:
      Beginning of period                                                           5,461                       1,402
                                                                       ------------------          ------------------
      End of period                                                             $   2,969                    $  6,318
                                                                       ==================          ==================


Supplemental Cash Flow Information:
 Noncash financing activities:
 Increase in debt discount and accrued expenses related to debt
  modification                                                                  $   3,656                           -


        See accompanying notes to the Consolidated Financial Statements.

                           PSC INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
       FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2001 AND JUNE 30, 2000
               (All amounts in thousands, except per share data)
                                  (Unaudited)


1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

   The accompanying consolidated financial statements have been prepared by the Company without audit. In the opinion of management, these financial statements include all adjustments necessary to present fairly the Company's financial position as of June 30, 2001, the results of operations for the three and six months ended June 30, 2001 and June 30, 2000 and its cash flows for the six months ended June 30, 2001 and June 30, 2000. The results of operations for the three and six months ended June 30, 2001 are not necessarily indicative of the results to be expected for the full year.

   Certain information and disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The accompanying financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2000 annual report on Form 10-K.

2. ADOPTION OF NEW ACCOUNTING PRONOUNCEMENT

   Effective April 13, 2001, the Company adopted Emerging Issues Task Force Issue 00-19, "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock" ("EITF 00-19"), which dictates how freestanding contracts that are indexed to, and potentially settled in, a company's own stock should be classified and measured by the company. The most recent debt modification agreements reached with the Company's senior and subordinate lenders contain embedded put warrants that the Company may have to directly settle. The effect of this adoption is to classify the outstanding warrant for 975 Common Shares as well as the variable fee payable to the subordinated debt holders as derivative instruments with adjustments flowing through results of operations. The recorded value of these warrants at June 30, 2001, after effecting this accounting change, was $742. In addition, the Company has recorded a cumulative effect of change in accounting of $838 effective June 30, 2001 to reflect the adoption of EITF 00-19 and made a reclassification of $254 for warrants in the December 31, 2000 balance sheet.

   These warrants and fee option are accounted for under SFAS 133 as derivative instruments. These derivatives do not qualify for hedge accounting, in accordance with SFAS 133, because they relate to the Company's stock price and not to the underlying debt with which they were issued. A mark to market loss of $380 on the warrants is recorded as other gains/losses in current earnings for the three-month period ended June 30, 2001.

3. NEW ACCOUNTING PRONOUNCEMENT

   In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 141, "Business Combinations" and Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets." The provisions of Statement No. 141 became effective July 1, 2001. The provisions of Statement No. 142 will become effective on January 1, 2002. Because of the recent issuance dates of these standards, we are still evaluating their impact on our results of operations and financial position. Our previous acquisitions have been accounted for on the purchase method of accounting, which is continued in the new standard. Statement No. 142 requires us to annually assess our acquired goodwill for impairment. We will complete that initial assessment in accordance with the standard. We will stop amortization of goodwill effective January 1, 2002. Through June 30, 2001, amortization of goodwill that will no longer be required to be amortized totaled $5.5 million, pretax or $0.45 cents per diluted share.

                           PSC INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
       FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2001 AND JUNE 30, 2000
               (All amounts in thousands, except per share data)
                                  (Unaudited)

4.   INVENTORIES

     Inventories are stated at the lower of cost or market using the first-in, first-out method. Inventory costs include material, direct labor and overhead and consist of the following:


                              June 30, 2001          December  31, 2000
                              -------------          ------------------
     Raw materials                  $10,457                  $12,078
     Work-in-process                  4,880                    4,699
     Finished goods                   6,012                    5,509
                                    $21,349                  $22,286
                              =============            =============

5.   LONG-TERM DEBT

     Long-term debt consists of the following:

                                            June 30, 2001     December 31, 2000
                                          -----------------   -----------------
     Term loan                                 $ 62,333             $ 67,500
     Senior revolving credit facility            34,000               34,000
     Discount on Senior debt                     (3,418)                   -
     Subordinated term loan                      30,000               30,000
     Discount on Subordinated term loan          (1,021)                (861)
     Subordinated promissory note                   938                  938
     Other                                            -                  504
                                         --------------        -------------
                                                122,832              132,081
     Less:  current maturities                   93,853                7,580
                                         --------------        -------------
                                               $ 28,979             $124,501
                                         ==============        =============

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

     In connection with the debt modification agreement reached with its lenders in April 2001, the Company has accrued $4.1 million for debt modification fees payable and recorded a discount on the debt outstanding of $3.7 million. The debt discount is amortized over the remaining life of the debt and recorded as interest expense.

     The Company is required to meet certain financial covenants related to its senior and subordinated credit facilities. At June 30, 2001, the Company was in compliance with these covenants. The term loan and senior revolving credit agreements expire on April 1, 2002. Accordingly, the Company has classified the entire term loan and senior revolving credit facility as current.

     The Company intends to engage in negotiations with existing creditors or refinance the Company with new lenders and/or equity prior to April 1, 2002. While there can be no assurance, management believes that the Company can sucessfully refinance amounts due under these credit agreements.

     The Company has been advised by its independent public accountants that if the Company is unable to renegotiate the term loan and senior revolving credit facility prior to the completion of their audit of the Company's financial statements for the year ended December 31, 2001, their auditors report on those financial statements may be modified for that contingency.

                           PSC INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
       FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2001 AND JUNE 30, 2000
               (All amounts in thousands, except per share data)
                                  (Unaudited)


6. ASSET SALES

   As part of the Company's overall restructuring plans, the Company sold its verification and imager product lines on February 16, 2001 for $3.8 million. The gain realized on the sale was approximately $3.2 million.

   On May 14, 2001, the Company completed the sale of its Webster, New York facility for $5.0 million. The gain realized from the sale was $0.1 million. In November 2000, the Company announced the consolidation of its Webster, New York headquarters with its operations in Eugene, Oregon. As a result, the Company recorded an $8.6 million write-down in connection with the anticipated sale of the Webster, New York facility in accordance with Statement of Financial Accounting Standards No. 121 (SFAS No. 121), "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of". SFAS No. 121 requires an impairment loss to be recognized if the carrying amount of an asset held for disposal exceeds the fair value of the asset less the cost to sell the asset. The loss recognized in 2000 was $7.9 million on the facility and related leasehold improvements and $0.7 million on other assets and is included in the consolidated statements of operations.

   On July 13, 2001, the Company announced the completion of the sale of its LazerData business as part of its plan to divest non-core assets, and recorded an estimated loss on disposition of that business of $2.9 million into the second quarter of 2001. Net assets to be disposed of in connection with the sale totaled $6.4 million.

   The Company is required to use 50% of the net cash proceeds from each of these sales to repay amounts borrowed under its senior credit facilities.

7. SEVERANCE AND OTHER COSTS

   During the six-month period ended June 30, 2001, the Company recorded a pretax charge of $0.7 million for employee severance and benefit costs associated with the elimination of positions resulting primarily from continued consolidation of the Webster, New York operations with its Eugene, Oregon operations.

   As of December 31, 2000, the amount of the severance accruals was approximately $2.7 million. Approximately $2.1 million has been paid out in severance accruals in the six-month period ended June 30, 2001. It is anticipated that all current severance accruals should terminate by December 31, 2001. As of June 30, 2001, the amount of the severance accruals was approximately $1.3 million, which relates to current contractual obligations.

                           PSC INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
       FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2001 AND JUNE 30, 2000
               (All amounts in thousands, except per share data)
                                  (Unaudited)

8.  SHAREHOLDERS' EQUITY

   Other comprehensive loss reports changes in equity that result from transactions and economic events other than transactions with owners. Other comprehensive loss is the total of net loss and all other non-owner changes in equity.

                                                   Three Months Ended                Six Months Ended
                                                   ------------------                ----------------
                                              June 30, 2001   June 30, 2000   June 30, 2001   June 30, 2000
                                              -------------   -------------   -------------   -------------
Net (loss)/income                                 ($6,451)         $    1        ($10,890)        ($3,149)
Foreign currency translation adjustment              (249)           (257)         (1,379)           (991)
                                              -----------------------------------------------------------
Comprehensive loss                                ($6,700)          ($256)       ($12,269)        ($4,140)
                                              ===========================================================


   During the six month period ended June 30, 2001, employees purchased 149 shares at approximately $0.64 per share under the provisions of the Company's Employee Stock Purchase Plan.

   Changes in the status of options under the Company's stock option plans are summarized as follows:

                          January 1, 2001  Weighted   January 1, 2000   Weighted
                                 to        Average          to          Average
                           June 30, 2001    Price    December 31, 2000   Price
                           -------------    -----    -----------------   -----
Options outstanding at
   beginning of period          3,222       $4.00         3,221          $7.84
Options granted                   280        1.14         1,025           2.83
Options exercised                   -           -           (78)          6.38
Options forfeited/canceled       (327)       4.09          (946)          8.35
Options outstanding at
   end of period                3,175       $3.95         3,222          $4.00
                            =========                ==========

Number of options at end
   of period:
   Exercisable                  1,780       $3.85         1,969          $5.02
   Available for grant             95                       255

   During the six month period ended June 30, 2001, 207 forfeited options were cancelled due to the expiration of the 1987 Stock Option Plan in December 1997. These options are not available for future grants.

                           PSC INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
       FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2001 AND JUNE 30, 2000
               (All amounts in thousands, except per share data)
                                  (Unaudited)


9. NET INCOME/(LOSS) PER COMMON AND COMMON EQUIVALENT SHARE

   Basic EPS was computed by dividing reported earnings/losses available to common shareholders by the weighted average shares outstanding during the year. Diluted EPS was the same as basic EPS for the three and six-month period ended June 30, 2001.

   The following options, warrants and preferred shares were not included in the computation of diluted EPS since the effect of these securities would have been antidilutive. Options to purchase 3,175 and 3,960 shares of common stock at a weighted average price of $2.86 and $7.17 per share were outstanding for the three months ended June 30, 2001 and June 30, 2000, respectively. Options to purchase 3,175 and 2,914 shares of common stock at a weighted average price of $2.85 and $7.81 per share were outstanding for the six months ended June 30, 2001 and June 30, 2000, respectively. Warrants to purchase 1,155 common shares at a weighted average price of $2.22 and $4.22 were outstanding for the three and six months ended June 30, 2001, respectively. Warrants to purchase 180 common shares at a price of $8.00 per share were outstanding for the three and six months ended June 30, 2000. Preferred shares to purchase 1,375 common shares at a weighted average price of $8.00 were outstanding for the three and six months ended June 30, 2001. Preferred shares to purchase 1,375 common shares at a price of $8.00 per share were outstanding for the six months ended June 30, 2000.

                                                                             Three Months Ended
                        -----------------------------------------------------------------------------------------------------------
                                             June 30, 2001                                              June 30, 2000
                        ------------------------------------------------------     ------------------------------------------------
                                                                       Per                                                   Per
                          (Loss)/Income              Shares           Share       Income/(Loss)             Shares          Share
                           (numerator)            (denominator)       Amount       (numerator)           (denominator)      Amount
                         ----------------       -----------------  ------------  ----------------      -----------------  ----------
Basic EPS:
Net (loss)/income
 available to common
 shareholders                   ($6,451)                 12,280         ($0.53)                $1                 12,027       $0.00
                                                                   ===========                                               =======
Effect of dilutive
 securities:
   Options                            --                       -                              --                      2
   Warrants                           --                       -                              --                     44
   Preferred Shares                   --                       -                              --                  1,375
                        ----------------      ------------------                ----------------     ------------------
Diluted EPS:
Net (loss)/income
 available to common
 shareholders and
 assumed conversions             ($6,451)                 12,280        ($0.53)               $1                 13,448        $0.00
                                                                   ===========   ===============             ==========       ======



                                                                       Six Months Ended
                        ------------------------------------------------------------------------------------------------------------
                                                 June 30, 2001                                              June 30, 2000
                        -----------------------------------------------------     --------------------------------------------------
                                                                      Per                                                     Per
                         (Loss)/Income              Shares           Share           Income/(Loss)          Shares           Share
                          (numerator)           (denominator)       Amount            (numerator)       (denominator)       Amount
                        ---------------        ----------------   -----------       ---------------    ----------------   ----------
Basic and Diluted EPS:
Net loss available to
 common shareholders           ($10,890)                 12,280       ($0.89)             ($3,149)              12,028       ($0.26)
                                                                  ===========                                            ===========

                           PSC INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
       FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2001 AND JUNE 30, 2000
               (All amounts in thousands, except per share data)
                                  (Unaudited)

10.  DERIVATIVES

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

     Warrants:

     Effective April 13, 2001, the Company adopted Emerging Issues Task Force Issue 00-19, "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock" ("EITF 00-19"), which requires how freestanding contracts that are indexed to, and potentially settled in, a company's own stock should be classified and measured by the company. The warrant is for 975 Common Shares and is held by the Company's subordinated creditors. In March 2000, the strike price of this warrant was lowered from $8.00 to $5.25 and subsequently lowered to $1.15 on April 13, 2001 as part of the modification agreements reached on that date. The adoption of EITF 00-19 resulted in a classification out of additional paid-in capital to warrants, a temporary equity item, of $254 at December 31, 2000. Immediately prior to April 13, 2001, the warrants were repriced to fair value resulting in an increase in the book value of the warrants of $108 and a corresponding decrease to cumulative effect of accounting change. Simultaneously, EITF 00-19 required an adjustment of the original value of the warrants of $600 as well as the increase in their fair market value determined at the time of their first repricing of $600 less the amount previously reclassified of $254 for a total adjustment of $946 recorded as a reduction to additional paid-in capital and an increase to cumulative effect of accounting change. The warrant is now marked to market at its fair value and adjusted through gains/losses in the period in which it is revalued.

     In connection with the debt modification the Company has agreed to pay the subordinated lenders on a pro rata basis for fees up to a maximum payment of $1.5 million based upon the average prevailing per share market price of the Company's Common Shares on the 15 trading days immediately prior to April 2, 2002, or, if the subordinated lenders elect, April 2, 2003.

     These warrants and fee option are accounted for under SFAS 133 as derivative instruments. These derivatives do not qualify for hedge accounting, in accordance with SFAS 133, because they relate to the Company's stock price and not to the underlying debt with which they were issued. A mark to market loss of $380 on the warrants is recorded as other gains/losses in current earnings for the three-month period ended June 30, 2001.

                           PSC INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
       FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2001 AND JUNE 30, 2000
               (All amounts in thousands, except per share data)
                                  (Unaudited)


11.  RECLASSIFICATIONS

     Certain amounts in prior years have been reclassified to conform to current year presentation.

Item 2:  Management's Discussion and Analysis of Financial Condition and Results
--------------------------------------------------------------------------------
of Operations
-------------

General
-------

The following discussion and analysis should be read in conjunction with the Consolidated Financial Statements and Notes to Consolidated Financial Statements of the Company's December 31, 2000 annual report on Form 10-K.

Overview
--------

As part of a previously announced restructuring plan to reduce debt and achieve greater profitability, certain non-core assets were identified for disposition. On February 16, 2001, the Company sold its verification and imager product lines for $3.8 million. On May 14, 2001, the Company sold its Webster, New York
headquarters for $5.0 million.   On July 13, 2001, the Company sold its
LazerData business for $3.5 million and accrued a loss of $2.9 million in the three-month period ended June 30, 2001.


Results of Operations:  Three Months ended June 30, 2001 and June 30, 2000
--------------------------------------------------------------------------

Net Sales.  Net sales during the three months ended June 30, 2001 decreased
----------
$16.9 million or 25.2% compared with the same period in 2000. The decrease in net sales is attributed primarily to the loss of the sales of the U-Scan(R) Express Self-Checkout System of $13.7 million, decreased sales of handheld scanners of $2.1 million and decreased sales of verifiers and other products of $3.5 million, offset by increased sales of Mobile & Wireless products of $2.4 million.

Gross Profit.  Gross profit during the three months ended June 30, 2001
-------------
decreased $5.9 million or 23.2% compared with the same period in 2000. As a percentage of sales, gross profit increased for the three-month period ended June 30, 2001 to 39.2% from 38.2% for the same period last year. The decrease in gross profit dollars is primarily due to the loss of sales of the U-Scan(R) Express Self-Checkout System while the increase in gross profit percent is due to the increased sales of the higher margin Mobile and Wireless products.

Engineering, Research and Development.  Engineering, Research and Development
--------------------------------------
(ER&D) expenses decreased $1.1 million or 20.2%, compared to the same period in 2000. As a percentage of sales, ER&D was 8.6% for the three months ended June 30, 2001 versus 8.0% of net sales for the same period in 2000. The decrease in ER&D is primarily attributable to cost savings efforts brought about by business restructuring.

Sales and Marketing.  Sales and marketing expenses for the three months ended
--------------------
June 30, 2001 decreased $0.5 million compared to the same period in 2000. As a percentage of sales, Sales and Marketing was 15.3% in 2001 versus 12.2% in 2000. The dollar decrease is primarily attributable to cost savings brought about by business restructuring. The percentage increase is due to costs being spread over a lower sales base.

General and Administrative. General and Administrative (G&A) expenses decreased
---------------------------
$0.7 million compared to the first quarter of 2000. As a percentage of sales, G&A was 8.3% in 2001 versus 7.2% in 2000. The dollar decrease is primarily attributable to a $0.7 million reduction in litigation expense in 2001 compared to 2000. The percentage increase is due to costs being spread over a lower sales base.

Severance and Other Costs.  During the three months ended June 30, 2001, the
-------------------------
Company recorded a pretax charge of $0.2 million for employee severance and benefit costs resulting primarily from its plans to consolidate the Webster, New York operations with its Eugene, Oregon operations. During the same period in 2000, the Company reversed a previous charge of $0.3 million associated with the acquisition of Percon and reorganization actions in connection with the Company's sales force.

Merger Related Costs.  During the three months ended June 30, 2000, the Company
--------------------
recorded a pretax charge of $1.0 million for failed merger activity. There was no comparable charge for the same period in 2001.

Interest Expense.  Interest expense increased $1.3 million versus the comparable
----------------
period in 2000. The increase is primarily due to additional fees assessed as part of the debt modification agreement reached in April 2001.

Loss on asset sale.  As part of the Company's overall restructuring plans, the
------------------
Company sold its LazerData business for $3.5 million on July 13, 2001 and recorded $2.9 million for the estimated loss on assets held for sale into the three-month period ended June 30, 2001. There was no comparable transaction in the same period last year.

Income Tax Provision/(Benefit).  The Company's effective tax rate was (4.7%) for
-------------------------------
the three months ended June 30, 2001 and was 99.8% for the same period in 2000. The Company has not reflected the tax benefits associated with operating losses by placing a full valuation allowance against its deferred tax assets recorded. The tax provision is for foreign taxes.


Results of Operations:  Six Months ended June 30, 2001 and June 30, 2000
------------------------------------------------------------------------

Net Sales.  Net sales during the six months ended June 30, 2001 decreased $27.9
----------
million or 21.7% compared with the same period in 2000. The decrease in net sales is attributed primarily to the loss of the sales of the U-Scan(R) Express Self-Checkout System of $24.5 million, decreased sales of handheld scanners of $3.3 million and decreased sales of verifiers and other products of $3.8 million, offset by increased sales of Mobile & Wireless products of $3.7 million.

Gross Profit.  Gross profit during the six months ended June 30, 2001 decreased
-------------
$10.1 million or 20.5% compared with the same period in 2000. As a percentage of sales, gross profit increased for the six-month period ended June 30, 2001 to 38.9% from 38.3% for the same period last year. The decrease in gross profit dollars is primarily due to the loss of sales of the U-Scan(R) Express Self-Checkout System while the increase in gross profit percent is due to the increased sales of the higher margin Mobile and Wireless products and the impact of cost reduction activities.

Engineering, Research and Development.  Engineering, Research and Development
--------------------------------------
(ER&D) expenses decreased $2.0 million or 18.0%, compared to the same period in 2000. As a percentage of sales, ER&D was 9.1% for the six months ended June 30, 2001 versus 8.7% of net sales for the same period in 2000. The decrease in ER&D is primarily attributable to cost savings efforts brought about by business restructuring.

Sales and Marketing.  Sales and marketing expenses for the six months ended June
--------------------
30, 2001 decreased $1.5 million compared to the same period in 2000. As a percentage of sales, Sales and Marketing was 15.4% in 2001 versus 13.2% in 2000. The dollar decrease is primarily attributable to cost savings brought about by business restructuring. The percentage increase is due to costs being spread over a lower sales base.

General and Administrative. General and Administrative (G&A) expenses remained
---------------------------
unchanged from the same period in 2000. Areas of G&A that decreased in the six-month period ended June 30, 2001 verses the same period in 2000: Cost savings resulting from restructuring efficiencies of $0.9 million and decreased charges for litigation of $1.4 million. In connection with obtaining recent debt agreements, the Company has expensed $2.3 million in professional and consulting fees for the six month period ended June 30, 2001 with no comparable expense for the same period in 2000. As a percentage of sales, G&A was 10.4% in 2001 versus 8.2% in 2000. The percentage increase is due to costs being spread over a lower sales base.

Severance and Other Costs.  During the six months ended June 30, 2001, the
-------------------------
Company recorded a pretax charge of $0.7 million for employee severance and benefit costs resulting primarily from its plans to consolidate the

Webster, New York operations with its Eugene, Oregon operations. During the same period in 2000, the Company recorded a pre-tax charge of $1.7 million associated with the acquisition of Percon and reorganization actions in connection with the Company's sales force.

Merger Related Costs.  During the six months ended June 30, 2000, the Company
--------------------
recorded a pretax charge of $1.0 million for failed merger activity. There was no comparable charge for the same period in 2001.

Interest Expense.  Interest expense increased $2.3 million versus the comparable
----------------
period in 2000. The increase is primarily due to a 2% default penalty assessed as part of the waiver amendments reached with senior debt holders and additional fees assessed as part of the debt modification agreement reached in April 2001.

Gain on asset sale.  As part of the Company's overall restructuring plans, the
------------------
Company sold its verification and imager product lines on February 16, 2001 for $3.8 million. The gain realized on the sale was approximately $3.2 million. On May 14, 2001, the Company sold its Webster, New York headquarters for $5.0 million and recorded a gain of $0.1 million. On July 13, 2001, the Company sold its LazerData business for $3.5 million and an estimated loss on assets held for sale of $2.9 million in the period ended June 30, 2001. The disposition of these product lines did not have a material effect on the Company's results of operations for the six months ended June 30, 2001, nor will the disposition of these product lines materially impact the full year 2001. There were no comparable transactions in the six months ended June 30, 2000.

Income Tax Provision/(Benefit).  The Company's effective tax rate was (7.7%) for
-------------------------------
the six months ended June 30, 2001 and was 18.0% for the same period in 2000. The Company has not reflected the tax benefits associated with operating losses by placing a full valuation allowance against its deferred tax assets recorded. The tax provision is for foreign taxes.


Liquidity and Capital Resources:
--------------------------------

Current assets decreased $4.4 million from December 31, 2000 primarily due to decreases in cash and prepaid expenses. Current liabilities increased $88.8 million from December 31, 2000 primarily due to the classification of the senior term loan and senior revolver loan to current portion of long-term debt.
Accrued expenses increased $5.5 million due to the inclusion of debt fees associated with the last debt modification agreement. As a result, net working capital decreased $93.2 million from December 31, 2000.

Property, plant and equipment expenditures totaled $0.5 million for the six months ended June 30, 2001 compared with $2.2 million for the six months ended June 30, 2000. The 2001 expenditures are related to new product tooling, manufacturing equipment, and computer software and hardware.

On March 31, 2001, the Company obtained a waiver from its senior debt holders that extended the expiration date of the credit facilities until April 13, 2001 and on the same date, the Company received a waiver from the subordinated lenders that deferred interest payments until April 13, 2001.

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

The Company is required to meet certain financial covenants related to its senior and subordinated credit facilities. At June 30, 2001, the Company was in compliance with these covenants. The term loan and senior revolving credit agreements expire on April 1, 2002. Accordingly, the Company has classified the entire term loan and senior revolving credit facility as current.

The Company intends to engage in negotiations with existing creditors or refinance the Company with new lenders and/or equity prior to April 1, 2002. While there can be no assurance, management believes that the Company can sucessfully refinance amounts due under these credit agreements.

The Company has been advised by its independent public accountants that if the Company is unable to renegotiate the term loan and senior revolving credit facility prior to the completion of their audit of the Company's financial statements for the year ended December 31, 2001, their auditors report on those financial statements may be modified for that contingency.

In the opinion of management, inflation has not had a material effect on the operations of the Company.

Item 3:  Quantitative and Qualitative Disclosures About Market Risk
--------------------------------------------------------------------

The Company uses foreign currency hedging instruments to reduce the variation in cash flows from its foreign subsidiaries. These contracts are generally for a period of sixty days, and are marked to market monthly with the change in fair value flowing through foreign currency gains/losses. Because of the short duration of these investments, the Company has not experienced significant valuation changes. The Company does not enter into foreign currency contracts for speculative purposes.

The Company is exposed to interest rate risks. A hypothetical 1% increase in the prime-lending rate, which the interest on all senior debt is indexed to, would result in an additional $0.7 million in interest expense from July 1, 2001 until the debt is due April 1, 2002.

The adoption of Emerging Issues Task Force Issue 00-19, "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock" ("EITF 00-19") has resulted in the warrant for 975 Common Shares now being marked to market. The effect of this is to have the change in the warrant's fair value flow through other gains/losses when its value is adjusted. A key variable for determining the fair value of the warrant is the Company's common stock price. In addition, the fee option on the Company's subordinated debt is also based on the fair value of the Company's common stock price. The mark to market adjustment on the option's fair value also flows through other gains/losses when its value is adjusted. A hypothetical 10% increase in the Company's common stock price from the closing price would not have a material effect on the fair value of these instruments for the period.

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

Item 2:  Changes in Securities: None
         ---------------------

Item 3:  Defaults upon Senior Securities:  None
         -------------------------------

Item 4:  Submission of Matters of Shareholders to a Vote of Security Holders:
         -------------------------------------------------------------------

         The following matters were submitted to a vote of security holders subsequent to the period ended June 30, 2001.

  (a)    The Annual Meeting of Shareholders was held on July 11, 2001.

  (b) The names of the directors elected at the Annual Meeting for a three-year term are as follows:

                Edward J. Borey
                Robert S. Ehrlich
                Jack E. Rosenfeld
                Serge Thill (Series A Preferred Director)

         The name of each other director whose term of office continued after the Annual Meeting is as follows:

                Dr. Jay M. Eastman
                Thomas J. Morgan
                Bert W. Wasserman
                James C. O'Shea
                Terry R. Peets

  (c)(i) At the Annual Meeting, the tabulation of votes with respect to each nominee for director was as follows:

                                                        Votes          Authority
                Nominee                                  FOR           Withheld
                -------                                  ---           --------
                Edward J. Borey                      11,055,289        623,014
                Robert S. Ehrlich                    11,055,289        623,014
                Jack E. Rosenfeld                    11,055,289        623,014

                Serge Thill                            110,000            -
                (Series A Preferred Director)      Preferred Shares
                                                     (100% of the
                                                      outstanding
                                                   Preferred Shares)

   (c)(ii) At the Annual Meeting, the shareholders voted upon three other matters. The description of the other matters voted upon and the tabulation of votes with respect to each matter are as follows:

                                                       Votes                 Votes                 Votes
Proxy Item                                              FOR                 AGAINST              ABSTAINING
----------                                              ---                 -------              ----------

Increase the number of authorized Common
 Shares                                              10,534,632             1,124,285              19,386
-----------------------------------------------------------------------------------------------------------
Increase the number of Common Shares reserved
 for issuance under the 1994 Stock Option Plan        4,226,465             1,104,654              23,361
-----------------------------------------------------------------------------------------------------------
Increase the number of Common Shares reserved
 for issuance under the 2000 Employee Stock
 Purchase Plan                                        5,024,854               307,817              21,809
-----------------------------------------------------------------------------------------------------------


Item 5:   Other Information: None
          -----------------

Item 6:   Exhibits and Reports on Form 8-K
          --------------------------------

          (a)  Exhibits:  None
               ---------

          (b)  Reports on Form 8-K: None
               -------------------

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                             PSC Inc.



DATE:     August 13, 2001    By: /s/ Edward J. Borey
                               ------------------------------------
                             Edward J. Borey
                             President, Chief Executive Officer and Director



DATE:     August 13, 2001    By: /s/ Paul M. Brown
                               -------------------------------
                             Paul M. Brown
                             Vice President and Chief Financial Officer
                             (Principal Financial Officer)