Form 10-Q
period 2001-09-29
PSC INC
filed 2001-11-13
CIK 319379

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   ----------

                                    FORM 10-Q

                                   ----------

(Mark One)

           |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 29, 2001

                                       OR

    |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                           Commission File No. 0-9919

                                    PSC INC.
             (Exact name of Registrant as Specified in Its Charter)

            New York                                         16-0969362
-------------------------------                         -----------------------
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                             Identification No.)


111 SW Fifth Avenue, Suite 4100, Portland, Oregon                  97204-3644
-------------------------------------------------                 -----------
(Address of principal executive offices)                           (Zip Code)

                                  503-553-3920
                                  -------------
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the 12 months preceding (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes    |X|       No   |_|

As of November 6, 2001, there were 12,834,467 shares of common stock outstanding.

================================================================================

                            PSC INC. AND SUBSIDIARIES

                                      INDEX

PART I:  FINANCIAL INFORMATION


Item 1    Financial Statements                                                                        Page Number
                                                                                                      -----------
          Consolidated Balance Sheets as of

          September 29, 2001 (Unaudited) and December 31, 2000 .......................................... 3

          Consolidated Statements of Operations and Accumulated Deficit for the
          three and nine months ended:
          September 29, 2001 (Unaudited) and September 29, 2000 (Unaudited) ............................. 4

          Consolidated Statements of Cash Flows for the nine months ended:
          September 29, 2001 (Unaudited) and September 29, 2000 (Unaudited) ..............................5

          Notes to Consolidated Financial Statements (Unaudited) ......................................6-13

Item 2    Management's Discussion and Analysis of
          Financial Condition and Results of Operations ..............................................14-17

Item 3    Quantitative and Qualitative Disclosures About Market Risk ....................................18

PART II: OTHER INFORMATION

Item 1    Legal Proceedings .............................................................................19

Item 2    Changes in Securities .........................................................................19

Item 3    Defaults upon Senior Securities ...............................................................19

Item 4    Submission of Matters to a Vote of Security Holders ...........................................19

Item 5    Other Information .............................................................................20

Item 6    Exhibits and Reports on Form 8-K ..............................................................20

PART I - FINANCIAL INFORMATION

Item 1:  Financial Statements
         --------------------

                            PSC INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                (All amounts in thousands, except per share data)


                                                                               September 29, 2000      December 31, 2000
                                                                               ------------------      -----------------
                                                                                  (Unaudited)
ASSETS
CURRENT ASSETS:
   Cash and cash equivalents                                                                 $1,092                 $5,461
   Accounts receivable, net of allowance for doubtful accounts of $1,181 and
   $793, respectively                                                                        37,227                 39,404
   Inventories                                                                               20,565                 22,286
   Prepaid expenses and other                                                                 2,753                  4,489
                                                                                 ------------------      -----------------
TOTAL CURRENT ASSETS                                                                         61,637                 71,640
   PROPERTY, PLANT AND EQUIPMENT, net of accumulated depreciation of $28,641
   and $28,692, respectively                                                                  8,504                 15,809
   INTANGIBLE AND OTHER ASSETS, net of accumulated amortization of $45,165
   and $39,443, respectively                                                                 75,501                 87,430
                                                                                 ------------------      -----------------
TOTAL ASSETS                                                                               $145,642               $174,879
                                                                                 ==================      =================

LIABILITIES AND SHAREHOLDERS' EQUITY/(DEFICIT)
CURRENT LIABILITIES:
   Current portion of long-term debt                                                       $118,977                 $7,580
   Accounts payable                                                                          21,956                 25,729
   Accrued expenses                                                                          16,719                 11,128
   Accrued payroll and related employee benefits                                              5,338                  6,899
                                                                                 ------------------      -----------------
TOTAL CURRENT LIABILITIES                                                                   162,990                 51,336

LONG-TERM DEBT, less current maturities                                                           -                124,501

OTHER LONG-TERM LIABILITIES                                                                   2,354                  2,013

WARRANTS                                                                                        408                    254
SHAREHOLDERS' EQUITY/(DEFICIT):
   Series A convertible preferred shares, par value $.01; 110 shares
   authorized, issued and outstanding ($11,000 aggregate liquidation value)                       1                      1
   Series B preferred shares, par value $.01; 175 authorized, no shares
   issued and outstanding                                                                         -                      -
   Undesignated preferred shares, par value $.01; 9,715 authorized, no shares
   issued and outstanding                                                                         -                      -
   Common shares, par value $.01; 100,000 shares authorized 12,834 and 12,313
   shares issued and outstanding                                                                129                    123
   Additional paid-in capital                                                                73,078                 73,655
   Accumulated deficit                                                                     (88,910)               (73,127)
   Accumulated other comprehensive loss                                                     (3,051)                (2,520)
   Less treasury stock repurchased at cost, 180 shares                                      (1,357)                (1,357)
                                                                                 ------------------      -----------------
TOTAL SHAREHOLDERS' EQUITY/(DEFICIT)                                                       (20,110)                (3,225)
                                                                                 ------------------      -----------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY/(DEFICIT)                                       $145,642               $174,879
                                                                                 ==================      =================

        See accompanying notes to the Consolidated Financial Statements.

                            PSC INC. AND SUBSIDIARIES
          CONSOLIDATED STATEMENTS OF OPERATIONS AND ACCUMULATED DEFICIT
                (All amounts in thousands, except per share data)

                                                             Three Months Ended                  Nine Months Ended
                                                             ------------------                  -----------------
                                                                September 29,                       September 29,
                                                                -------------                       -------------
                                                            2001             2000              2001              2000
                                                            ----             ----              ----              ----
                                                         (Unaudited)       (Unaudited)      (Unaudited)       (Unaudited)
Net Sales                                                       $44,610          $59,543          $145,537          $188,400
Cost of Sales                                                    27,373           36,798            89,087           116,342
                                                     ------------------------------------------------------------------------
Gross Profit                                                     17,237           22,745            56,450            72,058

Operating Expenses:
Engineering, Research & Development                               3,783            5,268            12,993            16,505
Sales & Marketing                                                 6,708            8,450            22,233            25,447
General & Administrative                                          4,648            5,064            15,184            15,584
Severance & Other Costs                                             748              426             1,430             2,100
Merger Related Costs                                                  -                -                 -               959
Write-down of facility                                                -            6,009                 -             6,009
Amortization Of Intangibles                                       2,628            2,870             8,150             8,338
                                                     ------------------------------------------------------------------------
Operating Expenses                                               18,515           28,087            59,990            74,942

Operating Loss                                                  (1,278)          (5,342)           (3,540)           (2,884)

Interest and Other (Income) Expense:
Interest Expense, Net                                             4,107            3,180            12,708             9,501
(Gain)/Loss from asset sale                                          73                -             (208)                 -
Other (Income) Expense, Net                                       (449)             (54)             (140)              (77)
                                                     ------------------------------------------------------------------------
                                                                  3,731            3,126            12,360             9,424

Loss Before Taxes and Cumulative Effect                         (5,009)          (8,468)          (15,900)          (12,308)
Tax Provision/(Benefit)                                           (116)            (468)               721           (1,159)
                                                     ------------------------------------------------------------------------
Net Loss Before Cumulative Effect of Accounting                 (4,893)          (8,000)          (16,621)          (11,149)
Change
Cumulative Effect of Accounting Change                                -                -               838                 -
                                                     ------------------------------------------------------------------------
Net Loss                                                       ($4,893)         ($8,000)         ($15,783)         ($11,149)
                                                     ========================================================================

Net Loss Per Share Before Cumulative Effect of Accounting Change:
     Basic and Diluted                                          ($0.39)          ($0.66)           ($1.35)           ($0.92)

Net Income Per Share of Cumulative Effect of Accounting Change:
     Basic and Diluted                                            $0.00            $0.00             $0.07             $0.00

Net Loss Per Share After Cumulative Effect of Accounting Change:
     Basic and Diluted                                          ($0.39)          ($0.66)           ($1.28)           ($0.92)

Weighted Average Number Of Common and Common Equivalent Shares Outstanding:
     Basic                                                       12,499           12,120            12,353            12,059
     Diluted                                                     12,499           12,120            12,353            12,059

Accumulated Deficit:
   Accumulated Deficit, beginning of period                   ($84,017)        ($21,214)         ($73,127)         ($18,065)
   Net Loss                                                     (4,893)          (8,000)          (15,783)          (11,149)
   Accumulated Deficit, end of period                         ($88,910)        ($29,214)         ($88,910)         ($29,214)
                                                     ========================================================================


        See accompanying notes to the Consolidated Financial Statements.

                            PSC INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (All amounts in thousands)


                                                                                              Nine Months Ended
                                                                                     ---------------------------------------
                                                                                     September 29, 2001  September 29, 2000
                                                                                     ------------------  ------------------
                                                                                            (Unaudited)         (Unaudited)
Cash Flows From Operating Activities:
     Net loss                                                                                 ($15,783)           ($11,149)
Adjustments to reconcile net loss to net cash (used in)/provided by operating activities

     Depreciation and amortization                                                               13,392              13,887

     Gain on disposition of assets                                                                (208)                   -

     Loss on royalty settlement                                                                       -               2,119
     Loss on write-down of assets                                                                     -               6,009
     Cumulative effect of accounting change                                                       (838)                   -
     Deferred tax assets                                                                              -             (1,757)
     Change in fair value of warrants                                                                46                   -
     Decrease/(increase) in assets:
     Accounts receivable                                                                          2,177             (1,203)
     Inventories                                                                                  (339)               (567)
     Prepaid expenses and other                                                                   1,523               1,127
     (Decrease)/increase in liabilities:
     Accounts payable                                                                           (3,851)               1,078
     Accrued expenses                                                                             2,092             (1,996)
     Accrued payroll and related employee benefits                                              (1,600)             (1,878)
     Additions to other long-term liabilities, net                                                  341                 362
                                                                                   --------------------- -------------------
     Net cash (used in)/provided by operating activities                                        (3,048)               6,032
Cash Flows From Investing Activities:

   Capital expenditures, net                                                                    (1,259)             (2,809)
   Net cash paid for business                                                                         -            (53,486)
   Proceeds from sale of assets                                                                  12,774                   -
   Additions to intangible and other assets                                                     (2,158)             (4,292)
                                                                                   --------------------- -------------------
   Net cash provided by/(used in) investing activities                                            9,357            (60,587)
Cash Flows From Financing Activities:
   Additions to long-term debt                                                                    2,000             119,000
   Payments of long-term debt                                                                  (12,522)            (58,058)
   Exercise of options and issuance of common shares                                                375               1,459
   Tax benefit from exercise or disposition of stock options                                          -                  28
                                                                                  --------------------- -------------------
   Net cash (used in)/provided by financing activities                                         (10,147)              62,429

Effect Of Exchange Rate Changes On Cash and Cash Equivalents                                      (531)             (1,957)
                                                                                   --------------------- -------------------
Net (Decrease)/Increase In Cash and Cash Equivalents                                            (4,369)               5,917

Cash and Cash Equivalents:

      Beginning of period                                                                         5,461               1,402
                                                                                   --------------------- -------------------
      End of period                                                                              $1,092              $7,319
                                                                                   ===================== ===================
Supplemental Cash Flow Information:
   Noncash financing activities:
Increase in debt discount and accrued expenses related to debt modification                      $4,100                   -


        See accompanying notes to the Consolidated Financial Statements.

                            PSC INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
  FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 29, 2001 AND SEPTEMBER 29, 2000
                (All amounts in thousands, except per share data)
                                   (Unaudited)

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     The accompanying consolidated financial statements have been prepared by the Company without audit. In the opinion of management, these financial statements include all adjustments necessary to present fairly the Company's financial position as of September 29, 2001, the results of operations for the three and nine months ended September 29, 2001 and September 29, 2000 and its cash flows for the nine months ended September 29, 2001 and September 29, 2000. The results of operations for the three and nine months ended September 29, 2001 are not necessarily indicative of the results to be expected for the full year.

     Certain information and disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The accompanying financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2000 annual report on Form 10-K.

2.   ADOPTION OF NEW ACCOUNTING PRONOUNCEMENTS

     The Company adopted Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133") as amended as of January 1, 2001 and the effect was not material.

     Effective April 13, 2001, the Company adopted Emerging Issues Task Force Issue 00-19, "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock" ("EITF 00-19"), which dictates how freestanding contracts that are indexed to, and potentially settled in, a company's own stock should be classified and measured by the company. The most recent debt modification agreements reached with the Company's subordinate lenders contain embedded put warrants that the Company may have to directly settle. The effect of this adoption is to classify the outstanding warrant for 975 Common Shares as well as the variable fee payable to the subordinated debt holders as derivative instruments with adjustments flowing through results of operations. The recorded value of these warrants at September 29, 2001, after effecting this accounting change, was $408. In addition, the Company has recorded a cumulative effect of change in accounting of $838 effective June 30, 2001 to reflect the adoption of EITF 00-19 and made a reclassification of $254 for warrants in the December 31, 2000 balance sheet.

     These warrants and fee option are accounted for under SFAS 133 as derivative instruments. These derivatives do not qualify for hedge accounting, in accordance with SFAS 133, because they relate to the Company's stock price and not to the underlying debt with which they were issued. A mark to market gain of $334 and $118 on the warrants and fee option, respectively, are recorded as other gains/losses in current earnings for the three-month period ended September 29, 2001.

                            PSC INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
  FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 29, 2001 AND SEPTEMBER 29, 2000
                (All amounts in thousands, except per share data)
                                   (Unaudited)

3.   NEW ACCOUNTING PRONOUNCEMENTS

     In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 141, "Business Combinations" and Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets." The provisions of Statement No. 141 became effective July 1, 2001. The provisions of Statement No. 142 will become effective on January 1, 2002. Because of the recent issuance dates of these standards, we are still evaluating their impact on our results of operations and financial position. Our previous acquisitions have been accounted for on the purchase method of accounting, which is continued in the new standard. Statement No. 142 requires us to annually assess our acquired goodwill for impairment. We will complete that initial assessment in accordance with the standard. We will stop amortization of goodwill effective January 1, 2002. Through September 29, 2001, amortization of goodwill that will no longer be required to be amortized totaled $8.2 million, pretax or $0.66 cents per diluted share.

     In August 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations". The standard requires entities to record the fair value of the liability for an asset retirement obligation in the period in which it is incurred. When the liability is initially recorded, the entity capitalizes the cost by increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement. The standard is effective for fiscal years beginning after June 15, 2002. We are assessing the impact of this statement on our results of operations and financial position.

     In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS No. 144 replaces SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." SFAS No. 144 requires that long-lived assets be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations. Therefore, discontinued operations will no longer be measured at net realizable value or include amounts for operating losses that have not yet been incurred. SFAS No. 144 also broadens the reporting of discontinued operations to include all components of an entity with operations that can be distinguished from the rest of the entity and that will be eliminated from the ongoing operations of the entity in a disposal transaction. The provisions of SFAS No. 144 are effective for financial statements issued for fiscal years beginning after December 15, 2001.

4.   INVENTORIES

     Inventories are stated at the lower of cost or market using the first-in, first-out method. Inventory costs include material, direct labor and overhead and consist of the following:

                          September 29, 2001             December 31, 2000
                        ----------------------    --------------------------
     Raw materials                   $14,784                       $12,078
     Work-in-process                   3,513                         4,699
     Finished goods                    2,268                         5,509
                        ---------------------                  ------------
                                     $20,565                       $22,286
                        =====================                  ============

                            PSC INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
  FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 29, 2001 AND SEPTEMBER 29, 2000
                (All amounts in thousands, except per share data)
                                   (Unaudited)

5. LONG-TERM DEBT

   Long-term debt consists of the following:

                                    September 29, 2001       December 31, 2000
                                    -----------------    --------------------
   Term loan                               $60,689                   $67,500
   Senior revolving credit facility         30,793                    34,000
   Discount on Senior debt                 (2,461)                         -
   Subordinated term loan                   30,000                    30,000
   Discount on Subordinated term loan        (982)                     (861)
   Subordinated promissory note                938                       938
   Other                                         -                       504
                                      ------------             -------------
                                           118,977                   132,081
   Less:  current maturities               118,977                     7,580
                                      ------------             -------------
                                           $-                       $124,501
                                       ============             =============

   On April 13, 2001, the Company obtained an agreement from its senior lenders extending the maturity date of the credit facility to April 1, 2002. The agreement modifies certain provisions of the amended credit facilities including financial covenants and is subject to certain terms and conditions. Among other provisions, the commitment for its working capital facility was reduced from $45.0 million to $42.0 million, and the interest rate for the senior credit facilities was increased to prime + 2.25% from April 1, 2001 to September 30, 2001, prime + 2.50% from October 1, 2001 to December 31, 2001 and prime + 3.50% from January 1, 2002 to April 1, 2002. As of the current date, the Company has $30.8 million outstanding under its working capital facility excluding foreign exchange contracts and is restricted from borrowing additional amounts as working capital advances.

   The Company was required to use at least 50% of the net cash proceeds of the sale of the non-core assets to repay amounts borrowed under its senior credit facilities. The Company will be required to pay from $1.5 million to $4.5 million in bank modification fees subject to certain terms and conditions. The term loan and senior revolving credit facilities are due and payable on April 1, 2002.

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

                            PSC INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
  FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 29, 2001 AND SEPTEMBER 29, 2000
                (All amounts in thousands, except per share data)
                                   (Unaudited)

     In connection with the debt modification agreement reached with its lenders in April 2001, the Company accrued $4.1 million for debt modification fees payable and recorded a related discount on the debt. The amount at September 29, 2001 was $2.5 million, net of amortization. The debt discount is amortized over the remaining life of the debt and recorded as interest expense.

     The Company is required to meet certain financial covenants related to its senior and subordinate credit facilities. At September 29, 2001, the Company had received waivers from lenders on its noncompliance with its debt covenants through November 16, 2001. However, management is uncertain as to whether the Company will remain in compliance with these covenants after the expiration of this waiver. The term loan and senior revolving credit agreements expire on April 1, 2002. Accordingly, the Company has classified the entire term loan, senior revolving credit facility and subordinate debt as current.

     The Company intends to engage in negotiations with existing creditors or refinance the Company with new lenders and/or equity prior to April 1, 2002. While there can be no assurance, management believes that the Company can successfully refinance amounts due under these credit agreements.

     Its independent public accountants have advised the Company that if the term loan, senior revolving credit facility and subordinated debt are not renegotiated prior to the completion of their audit of the Company's financial statements for the year ended December 31, 2001, their auditors' report on those financial statements may be modified for that contingency.

6.   ASSET SALES

     As part of the Company's overall restructuring plans, the Company sold its verification and imager product lines on February 16, 2001 for $3.8 million. The gain realized on the sale was approximately $3.2 million and was recorded in the first quarter of 2001.

     On May 14, 2001, the Company completed the sale of its Webster, New York facility for $5.0 million. The gain realized from the sale was $0.1 million and was recorded in the second quarter of 2001. In November 2000, the Company announced the consolidation of its Webster, New York headquarters with its operations in Eugene, Oregon. As a result, the Company recorded an $8.6 million write-down in connection with the anticipated sale of the Webster, New York facility in accordance with Statement of Financial Accounting Standards No. 121 (SFAS No. 121), "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of". SFAS No. 121 requires an impairment loss to be recognized if the carrying amount of an asset held for disposal exceeds the fair value of the asset less the cost to sell the asset. The loss recognized in 2000 was $7.9 million on the facility and related leasehold improvements and $0.7 million on other assets and is included in the consolidated statements of operations for the year ended December 31, 2000. For the three months ended September 29, 2000, the Company recorded an estimated impairment loss related to the Webster facility of $6.0 million.

     On July 13, 2001, the Company announced the completion of the sale of its LazerData business as part of its plan to divest non-core assets, and recorded a loss on disposition of that business of $2.9 million into the second quarter of 2001. Net assets to be disposed of in connection with the sale totaled $6.4 million.

     The Company was required to use 50% of the net cash proceeds from each of these sales to repay amounts borrowed under its senior credit facilities.

                            PSC INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
  FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 29, 2001 AND SEPTEMBER 29, 2000
                (All amounts in thousands, except per share data)
                                   (Unaudited)

7.   SEVERANCE AND OTHER COSTS

     During the nine-month period ended September 29, 2001, the Company recorded a pretax charge of $1.4 million for employee severance and benefit costs associated with the elimination of positions resulting primarily from continued consolidation of the Webster, New York operations with its Eugene, Oregon operations.

     As of December 31, 2000, the amount of the severance accruals was approximately $2.7 million. Approximately $3.1 million has been paid out in severance accruals in the nine-month period ended September 29, 2001. It is anticipated that all current severance should be fully paid by September 30, 2002. As of September 29, 2001, the amount of the severance accruals was approximately $1.0 million, which relates to current contractual obligations.

8.   SHAREHOLDERS' EQUITY

     Other comprehensive loss reports changes in equity that result from transactions and economic events other than transactions with owners. Other comprehensive loss is the total of net loss and all other non-owner changes in equity.


                                                     Three Months Ended          Nine months ended
                                                     ------------------          -----------------
                                               September 29,  September 29,  September 29,  September 29,
                                                  --------      --------       --------       --------
                                                    2001          2000            2001          2000
                                                  --------      --------       --------       --------
Net loss                                             ($4,893)      ($8,000)     ($15,783)     ($11,149)
Foreign currency translation adjustment                   848         (966)         (531)       (1,957)
                                                --------------------------------------------------------
Comprehensive loss                                   ($4,045)      ($8,966)     ($16,314)     ($13,106)
                                                ========================================================


     During the nine month period ended September 29, 2001, employees purchased 493 shares at approximately $0.71 per share under the provisions of the Company's Employee Stock Purchase Plan.

     Pursuant to the Company's Compensation Plan for Non-Employee Directors, 29 shares at a price of $0.75 per share were issued to Directors for services rendered in 2000.

                            PSC INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
  FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 29, 2001 AND SEPTEMBER 29, 2000
                (All amounts in thousands, except per share data)
                                   (Unaudited)

     Changes in the status of options under the Company's stock option plans are summarized as follows:


                                        January 1, 2001         Weighted          January 1, 2000           Weighted
                                               to                Average                 to                 Average
                                        September 29, 2001        Price          December 31, 2000           Price
                                      ---------------------    ------------    -----------------------    -------------
     Options outstanding at
        beginning of period                   3,222                $4.00                 3,221                 $7.84
     Options granted                            609                 1.11                 1,025                  2.83
     Options exercised                            -                    -                  (78)                  6.38
     Options forfeited/canceled               (332)                 3.91                 (946)                  8.35
                                            --------                                   --------
     Options outstanding at

        End of period                         3,499                $2.74                 3,222                 $4.00
                                            ========                                   ========

     Number of options at end
        of period:
        Exercisable                           1,816                $3.82                 1,969                 $5.02
        Available for grant                     770                                        255


     During the nine month period ended September 29, 2001, 207 forfeited options were cancelled due to the expiration of the 1987 Stock Option Plan in December 1997. These options are not available for future grants.

9.   NET LOSS PER COMMON AND COMMON EQUIVALENT SHARE

     Basic EPS was computed by dividing reported losses available to common shareholders by the weighted average shares outstanding during the year. Diluted EPS was the same as basic EPS for the three and nine-month period ended September 29, 2001.

     The following options, warrants and preferred shares were not included in the computation of diluted EPS since the effect of these securities would have been antidilutive. Options to purchase 3,455 and 2,883 shares of common stock at a weighted average price of $2.76 and $7.81 per share were outstanding for the three months ended September 29, 2001 and September 29, 2000, respectively. Options to purchase 3,455 and 2,883 shares of common stock at a weighted average price of $2.67 and $7.78 per share were outstanding for the nine months ended September 29, 2001 and September 29, 2000, respectively. Warrants to purchase 1,155 common shares at a weighted average price of $2.23 and $3.72 were outstanding for the three and nine months ended September 29, 2001, respectively. Warrants to purchase 180 common shares at a price of $8.00 per share were outstanding for the three and nine months ended September 29, 2000. Preferred shares to purchase 1,375 common shares at a weighted average price of $8.00 were outstanding for the three and nine months ended September 29, 2001 and September 29, 2000.

Interest Expense. Interest expense increased $0.9 million versus the comparable period in 2000. The increase is primarily due to additional fees assessed as part of the debt modification agreement reached in April 2001 offset by lower interest rates.

Other Income. Other income for the three months ended September 29, 2001 consists primarily of gains of $452 from the mark to market adjustments for warrants and fee option. See Note 10.

Income Tax Provision/(Benefit). The Company's effective tax rate was (2.3%) for the three months ended September 29, 2001 and was 5.5% for the same period in 2000. The Company has not reflected the tax benefits associated with operating losses by placing a full valuation allowance against its deferred tax assets recorded. The tax provision/(benefit) is for foreign taxes offset by tax refunds.

Results of Operations: Nine months ended September 29, 2001 and September 29,
-----------------------------------------------------------------------------
2000
----

Net Sales. Net sales during the nine months ended September 29, 2001 decreased $42.9 million or 22.8% compared with the same period in 2000. The decrease in net sales is attributed primarily to the loss of the sales of the U-Scan(R) Express Self-Checkout System of $33.5 million, decreased sales of handheld scanners of $6.6 million and decreased sales of verifiers and other products of $8.4 million, offset by increased sales of Mobile & Wireless products of $5.6 million.

Gross Profit. Gross profit during the nine months ended September 29, 2001 decreased $15.6 million or 21.7% compared with the same period in 2000. As a percentage of sales, gross profit increased for the nine-month period ended September 29, 2001 to 38.8% from 38.2% for the same period last year. The decrease in gross profit dollars is primarily due to the loss of sales of the U-Scan(R) Express Self-Checkout System while the increase in gross profit percent is due to increased sales of higher margin Mobile and Wireless products and the impact of cost reduction activities.

Engineering, Research and Development. Engineering, Research and Development (ER&D) expenses decreased $3.5 million or 21.3% compared to the same period in 2000. As a percentage of sales, ER&D was 8.9% for the nine months ended September 29, 2001 versus 8.8% of sales for the same period in 2000. The decrease in ER&D is primarily attributable to cost saving efforts brought about by business restructuring.

Sales and Marketing. Sales and marketing expenses for the nine months ended September 29, 2001 decreased $3.2 million or 12.6% compared to the same period in 2000. As a percentage of sales, Sales and Marketing was 15.3% in 2001 versus 13.5% in 2000. The dollar decrease is primarily attributable to cost savings brought about by business restructuring. The percentage increase is due to costs being spread over a lower sales base.

General and Administrative. General and Administrative (G&A) expenses decreased $0.4 million or 2.7% from the same period in 2000. As a percentage of sales, G&A was 10.4% in 2001 versus 8.3% in 2000. The dollar decrease is primarily attributable to cost savings resulting from business restructuring activities offset by higher professional fees paid in connection with securing debt modification agreements. The percentage increase is due to costs being spread over a lower sales base

 Severance and Other Costs. During the nine months ended September 29, 2001, the Company recorded a pretax charge of $1.4 million for employee severance and benefit costs resulting primarily from its plans to consolidate the Webster, New York operations with its Eugene, Oregon operations. During the same period in 2000, the Company recorded a pretax charge of $2.1 million associated with the acquisition of Percon and reorganization actions in connection with the Company's sales force.

                            PSC INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
  FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 29, 2001 AND SEPTEMBER 29, 2000
                (All amounts in thousands, except per share data)
                                   (Unaudited)



                                                                      Three Months Ended
                                ------------------------------------------------------------------------------------------------
                                             September 29, 2001                                 September 29, 2000
                                ----------------------------------------------     ---------------------------------------------
                                                                      Per                                                Per
                                    Loss               Shares        Share            Loss               Shares         Share
                                 (numerator)       (denominator)     Amount        (numerator)        (denominator)    Amount
                                 -----------       -------------     ------        -----------        -------------    ------
   Basic and Diluted EPS:
   Net loss available to
   common shareholders               ($4,893)              12,499     ($0.39)           ($8,000)              12,120    ($0.66)
                                                                      =======           ========              ======    =======


                                                                       Nine Months Ended

                                ------------------------------------------------------------------------------------------------
                                             September 29, 2001                                 September 29, 2000
                                ----------------------------------------------     ---------------------------------------------
                                                                      Per                                                Per
                                    Loss               Shares        Share             Loss              Shares         Share
                                 (numerator)       (denominator)     Amount        (numerator)        (denominator)    Amount
                                 -----------       -------------     ------        -----------        -------------    ------
   Basic and Diluted EPS:
   Net loss available to
   common shareholders              ($15,783)              12,353     ($1.28)          ($11,149)              12,059    ($0.92)
                                                                      =======                                           =======


10.  DERIVATIVES

     Foreign Currency Exchange Rate Risk:

     The Company's exposure to foreign currency relates primarily to its international subsidiaries. Sales to certain countries are denominated in the local currency. The Company enters into foreign currency forward exchange contracts to minimize the effect of foreign currency fluctuations relating to these transactions and commitments denominated in foreign currencies. The foreign exchange contracts generally have maturities of up to 60 days and require the Company to exchange foreign currencies for U.S. dollars at maturity, at rates agreed to at the inception of the contracts. The foreign exchange contracts have not been designated as hedging instruments and the gains and losses on forward contracts are recorded in the consolidated statements of operations.

     Warrants:

     Effective April 13, 2001, the Company adopted Emerging Issues Task Force Issue 00-19, "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock" ("EITF 00-19"), which prescribes how freestanding contracts that are indexed to, and potentially settled in, a company's own stock should be classified and measured by the company. The warrant is for 975 Common Shares and is

                            PSC INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
  FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 29, 2001 AND SEPTEMBER 29, 2000
                (All amounts in thousands, except per share data)
                                   (Unaudited)

     held by the Company's subordinated creditors. In March 2000, the strike price of this warrant was lowered from $8.00 to $5.25 and subsequently lowered to $1.15 on April 13, 2001 as part of the modification agreements reached on that date. The adoption of EITF 00-19 resulted in a classification out of additional paid-in capital to warrants, a temporary equity item, of $254 at December 31, 2000. Immediately prior to April 13, 2001, the warrants were repriced to fair value, resulting in an increase in the book value of the warrants of $108, and a corresponding decrease to cumulative effect of accounting change. Simultaneously, EITF 00-19 required an adjustment of the original value of the warrants of $600 as well as the increase in their fair market value determined at the time of their first repricing of $600 less the amount previously reclassified of $254 for a total adjustment of $946 recorded as a reduction to additional paid-in capital and an increase to cumulative effect of accounting change. The warrant is now marked to market at its fair value and adjusted through gains/losses in the period in which it is revalued.

     In connection with the debt modification, the Company has agreed to pay the subordinated lenders on a pro rata basis for fees up to a maximum payment of $1.5 million based upon the average prevailing per share market price of the Company's Common Shares on the 15 trading days immediately prior to April 2, 2002, or, if the subordinated lenders elect, April 2, 2003.

     These warrants and fee option are accounted for under SFAS 133 as derivative instruments. These derivatives do not qualify for hedge accounting, in accordance with SFAS 133, because they relate to the Company's stock price and not to the underlying debt with which they were issued. A mark to market gain of $334 and $118 on the warrants and fee option, respectively, are recorded as other gains/losses in current earnings for the three-month period ended September 29, 2001.


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

Overview
--------

As part of a previously announced restructuring plan to reduce debt and achieve greater profitability, certain non-core assets were identified for disposition. On February 16, 2001, the Company sold its verification and imager product lines for $3.8 million. On May 14, 2001, the Company sold its Webster, New York headquarters for $5.0 million. On July 13, 2001, the Company sold its LazerData business for $3.5 million.

Results of Operations: Three Months ended September 29, 2001 and September 29,
------------------------------------------------------------------------------
2000
----

Net Sales. Net sales during the three months ended September 29, 2001 decreased $14.9 million or 25.1% compared with the same period in 2000. The decrease in net sales is attributed primarily to the loss of the sales of the U-Scan(R) Express Self-Checkout System of $9.1 million, decreased sales of handheld automated data collection scanners of $3.2 million and decreased sales of verifiers and other products of $6.2 million, offset by increased sales of Mobile & Wireless products of $3.6 million.

Gross Profit. Gross profit during the three months ended September 29, 2001 decreased $5.5 million or 24.3% compared with the same period in 2000. As a percentage of sales, gross profit increased for the three-month period ended September 29, 2001 to 38.6% from 38.2% for the same period last year. The decrease in gross profit dollars is primarily due to the loss of sales of the U-Scan(R) Express Self-Checkout System while the increase in gross profit percent is due to increased sales of higher margin Mobile and Wireless products.

Engineering, Research and Development. Engineering, Research and Development (ER&D) expenses decreased $1.5 million or 28.2% compared to the same period in 2000. As a percentage of sales, ER&D was 8.5% for the three months ended September 29, 2001 versus 8.8% of sales for the same period in 2000. The decrease in ER&D is primarily attributable to cost savings efforts brought about by business restructuring.

Sales and Marketing. Sales and marketing expenses for the three months ended September 29, 2001 decreased $1.7 million or 20.6% compared to the same period in 2000. As a percentage of sales, Sales and Marketing was 15.0% in 2001 versus 14.2% in 2000. The dollar decrease is primarily attributable to cost savings brought about by business restructuring. The percentage increase is due to costs being spread over a lower sales base.

General and Administrative. General and Administrative (G&A) expenses decreased $0.4 million or 8.2% compared to the third quarter of 2000. As a percentage of sales, G&A was 10.4% in 2001 versus 8.5% in 2000. The dollar decrease is primarily attributable to cost savings brought about by business restructuring offset by higher professional fees paid in connection with securing debt modification agreements. The percentage increase is due to costs being spread over a lower sales base.

Severance and Other Costs. During the three months ended September 29, 2001, the Company recorded a pretax charge of $0.7 million for employee severance and benefit costs resulting from a reduction in staffing levels primarily from its Eugene, Oregon operations. During the same period in 2000, the Company recorded a charge of $0.4 million associated with the termination of senior executives.

Interest Expense. Interest expense increased $0.9 million versus the comparable period in 2000. The increase is primarily due to additional fees assessed as part of the debt modification agreement reached in April 2001 offset by lower interest rates.

Other Income. Other income for the three months ended September 29, 2001 consists primarily of gains of $452 from the mark to market adjustments for warrants and fee option. See Note 10.

Income Tax Provision/(Benefit). The Company's effective tax rate was (2.3%) for the three months ended September 29, 2001 and was 5.5% for the same period in 2000. The Company has not reflected the tax benefits associated with operating losses by placing a full valuation allowance against its deferred tax assets recorded. The tax provision/(benefit) is for foreign taxes offset by tax refunds.

Results of Operations: Nine months ended September 29, 2001 and September 29,
-----------------------------------------------------------------------------
2000
----

Net Sales. Net sales during the nine months ended September 29, 2001 decreased $42.9 million or 22.8% compared with the same period in 2000. The decrease in net sales is attributed primarily to the loss of the sales of the U-Scan(R) Express Self-Checkout System of $33.5 million, decreased sales of handheld scanners of $6.6 million and decreased sales of verifiers and other products of $8.4 million, offset by increased sales of Mobile & Wireless products of $5.6 million.

Gross Profit. Gross profit during the nine months ended September 29, 2001 decreased $15.6 million or 21.7% compared with the same period in 2000. As a percentage of sales, gross profit increased for the nine-month period ended September 29, 2001 to 38.8% from 38.2% for the same period last year. The decrease in gross profit dollars is primarily due to the loss of sales of the U-Scan(R) Express Self-Checkout System while the increase in gross profit percent is due to increased sales of higher margin Mobile and Wireless products and the impact of cost reduction activities.

Engineering, Research and Development. Engineering, Research and Development (ER&D) expenses decreased $3.5 million or 21.3% compared to the same period in 2000. As a percentage of sales, ER&D was 8.9% for the nine months ended September 29, 2001 versus 8.8% of sales for the same period in 2000. The decrease in ER&D is primarily attributable to cost saving efforts brought about by business restructuring.

Sales and Marketing. Sales and marketing expenses for the nine months ended September 29, 2001 decreased $3.2 million or 12.6% compared to the same period in 2000. As a percentage of sales, Sales and Marketing was 15.3% in 2001 versus 13.5% in 2000. The dollar decrease is primarily attributable to cost savings brought about by business restructuring. The percentage increase is due to costs being spread over a lower sales base.

General and Administrative. General and Administrative (G&A) expenses decreased $0.4 million or 2.7% from the same period in 2000. As a percentage of sales, G&A was 10.4% in 2001 versus 8.3% in 2000. The dollar decrease is primarily attributable to cost savings resulting from business restructuring activities offset by higher professional fees paid in connection with securing debt modification agreements. The percentage increase is due to costs being spread over a lower sales base

 Severance and Other Costs. During the nine months ended September 29, 2001, the Company recorded a pretax charge of $1.4 million for employee severance and benefit costs resulting primarily from its plans to consolidate the Webster, New York operations with its Eugene, Oregon operations. During the same period in 2000, the Company recorded a pretax charge of $2.1 million associated with the acquisition of Percon and reorganization actions in connection with the Company's sales force.

Merger Related Costs. During the nine months ended September 29, 2000, the Company recorded a pretax charge of $1.0 million for failed merger activity. There was no comparable charge for the same period in 2001.

Loss on Asset Write-downs. In the three month period ended September 29, 2000, the Company recorded a $6.0 million write-down in connection with the anticipated sale of the Webster, New York facility. On May 14, 2001, the Company sold its Webster, New York headquarters for $5.0 million and recorded a pretax gain of $0.1 million. There was no comparable charge for the same period in 2001.

Interest Expense. Interest expense increased $3.2 million versus the comparable period in 2000. The increase is primarily due to additional fees assessed as part of the debt modification agreement reached in April 2001.

Gain on asset sale. As part of the Company's overall restructuring plans, the Company sold its verification and imager product lines on February 16, 2001 for $3.8 million. The gain realized on the sale was approximately $3.2 million. On May 14, 2001, the Company sold its Webster, New York headquarters for $5.0 million and recorded a gain of $0.1 million. On July 13, 2001, the Company sold its LazerData business for $3.5 million and recorded a loss on assets held for sale of $2.9 million in the period ended June 30, 2001. The disposition of these product lines did not have a material effect on the Company's results of operations for the nine months ended September 29, 2001, nor will the disposition of these product lines materially impact the full year 2001. There were no comparable transactions in the nine months ended September 29, 2000.

Income Tax Provision/(Benefit). The Company's effective tax rate was 4.5% for the nine months ended September 29, 2001 and was (9.4%) for the same period in 2000. The Company has not reflected the tax benefits associated with operating losses by placing a full valuation allowance against its deferred tax assets recorded. The tax provision/(benefit) is for foreign taxes offset by tax refunds.

Liquidity and Capital Resources:
--------------------------------

Current assets decreased $10.0 million from December 31, 2000 due to decreases in cash, accounts receivable and inventory. Current liabilities increased $111.7 million from December 31, 2000 primarily due to the classification of the senior term loan, senior revolver loan and the subordinated debt to current. Accrued expenses increased $5.9 million due to the inclusion of debt fees associated with the last debt modification agreement. As a result, net working capital decreased $101.7 million from December 31, 2000.

Property, plant and equipment expenditures totaled $1.3 million for the nine months ended September 29, 2001 compared with $2.8 million for the nine months ended September 29, 2000. The 2001 expenditures are related to new product tooling, manufacturing equipment and computer software and hardware.

On March 31, 2001, the Company obtained a waiver from its senior debt holders that extended the expiration date of the credit facilities until April 13, 2001. On the same date, the Company received a waiver from the subordinated lenders that deferred interest payments until April 13, 2001.

On April 13, 2001, the Company obtained an agreement from its senior lenders extending the maturity date of the credit facility to April 1, 2002. The agreement modifies certain provisions of the amended credit facilities including financial covenants and is subject to certain terms and conditions. Among other provisions, the commitment for its working capital facility was reduced from $45.0 million to $42.0 million, and the interest rate for the senior credit facilities was increased to prime + 2.25% from April 1, 2001 to September 30, 2001, prime + 2.50% from October 1, 2001 to December 31, 2001 and prime + 3.50% from January 1, 2002 to April 1, 2002. As of the current date, the Company has $30.8 million outstanding under its working capital facility excluding foreign exchange contracts and is restricted from borrowing additional amounts as working capital advances. The Company was required to use at least 50% of the net cash proceeds of the sale of the non-core assets to repay amounts borrowed under its senior credit facilities. The Company will be required to pay from $1.5 million to $4.5 million in bank modification fees subject to certain terms and conditions. The term loan and senior revolving credit facilities are due and payable on April 1, 2002.

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

The Company's liquidity is dependent upon its ability to successfully generate positive cash flow from operations. Provided that the Company is able to meet the performance targets from its restructured operating plan, management believes the Company will generate sufficient cash flows in 2001 to meet its obligations. The Company will be required to pay up to $6.0 million in bank fees as indicated above.

The Company is required to meet certain financial covenants related to its senior and subordinate credit facilities. At September 29, 2001, the Company had received waivers from lenders on its noncompliance with its debt covenants through November 16, 2001. However, management is uncertain as to whether the Company will remain in compliance with these covenants after the expiration of this waiver. The term loan and senior revolving credit agreements expire on April 1, 2002. Accordingly, the Company has classified the entire term loan, senior revolving credit facility and subordinate debt as current.

The Company intends to engage in negotiations with existing creditors or refinance the Company with new lenders and/or equity prior to April 1, 2002. While there can be no assurance, management believes that the Company can successfully refinance amounts due under these credit agreements.

Its independent public accountants have advised the Company that if the term loan, senior revolving credit facility and subordinated debt are not renegotiated prior to the completion of their audit of the Company's financial statements for the year ended December 31, 2001, their auditors report on those financial statements may be modified for that contingency.

In the opinion of management, inflation has not had a material effect on the operations of the Company.

Item 3:  Quantitative and Qualitative Disclosures About Market Risk
-------------------------------------------------------------------

The Company uses foreign currency hedging instruments to reduce the variation in cash flows from its foreign subsidiaries. These contracts are generally for a period of sixty days, and are marked to market monthly with the change in fair value flowing through foreign currency gains/losses. Because of the short duration of these investments, the Company has not experienced significant valuation changes. The Company does not enter into foreign currency contracts for speculative purposes. The Company is exposed to interest rate risks. A hypothetical 1% increase in the prime-lending rate, which the interest on all senior debt is indexed to, would result in an additional $0.5 million in interest expense from October 1, 2001 until the debt is due April 1, 2002.

The adoption of Emerging Issues Task Force Issue 00-19, "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock" ("EITF 00-19") has resulted in the warrant for 975 Common Shares now being marked to market. The effect of this is accounting treatment is for the change in the warrant's fair value to flow through other gains/losses when its value is adjusted. A key variable for determining the fair value of the warrant is the Company's common stock price. In addition, the fee option on the Company's subordinated debt is also based on the fair value of the Company's common stock price. The mark to market adjustment on the option's fair value flows through other gains/losses when its value is adjusted. A hypothetical 10% increase in the Company's common stock price from the closing price would not have a material effect on the fair value of these instruments for the period.

Cautionary Statement Pursuant to Safe Harbor Provisions of the Private
----------------------------------------------------------------------
Securities Litigation Reform Act of 1995
----------------------------------------

Certain statements contained in this Management's Discussion and Analysis may be forward-looking in nature, or "forward-looking statements" as defined in the Private Securities Litigation Reform Act of 1995. Management cautions that these statements are estimates of future performance and are highly dependent upon a variety of important factors, which could cause actual results to differ materially from the estimate. These factors include the market acceptance of products, competitive product offerings, the disposition of legal issues and the successful negotiation or renewal of additional financing arrangements. Profits and available cash flows also will be affected by the Company's ability to control manufacturing and operating costs. Reference should be made to filings with the Securities and Exchange Commission for further discussion of factors that could affect the Company's future results.

PART II: OTHER INFORMATION

Item 1:      Legal Proceedings:
             -----------------

The description of the Company's legal proceedings set forth in Item 3 of the Company's Annual Report on Form 10-K for the fiscal period ended December 31, 2000 is incorporated herein by reference.

Item 2:      Changes in Securities: None
             ---------------------------

Item 3:      Defaults upon Senior Securities:  None
             --------------------------------

Item 4:      Submission of Matters of Shareholders to a Vote of Security
             -------------------------------------------------------------------
             Holders:
             --------

The following matters were submitted to a vote of security holders in the period ended September 29, 2001.

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

                    Edward J. Borey
                    Robert S. Ehrlich
                    Jack E. Rosenfeld

                    Serge Thill (Series A Preferred Director)

          The name of each other director whose term of office continued after the Annual Meeting is as follows:

                    Dr. Jay M. Eastman
                    Thomas J. Morgan
                    Bert W. Wasserman
                    James C. O'Shea
                    Terry R. Peets

     (c)(i) At the Annual Meeting, the tabulation of votes with respect to each nominee for director was as follows:

                                              Votes               Authority
            Nominee                            FOR                 Withheld
            -------                            ---                 --------
            Edward J. Borey                 11,055,289              623,014
            Robert S. Ehrlich               11,055,289              623,014
            Jack E. Rosenfeld               11,055,289              623,014
            Serge Thill                 110,000 Preferred
            (Series A Preferred         Shares (100% of the             -
             Director)                      outstanding
                                          Preferred Shares)

     (c)(ii) At the Annual Meeting, the shareholders voted upon three other matters. The description of the other matters voted upon and the tabulation of votes with respect to each matter are as follows:



                                                               Votes                 Votes                  Votes
              Proxy Item                                        FOR                 AGAINST              ABSTAINING
              ----------                                        ---                 -------              ----------

              Increase the number of authorized
              Common Shares                                 10,534,632             1,124,285               19,386
              -------------------------------------------------------------------------------------------------------
              Increase the number of Common Shares
              reserved for issuance under the 1994
              Stock Option Plan
                                                             4,226,465             1,104,654               23,361
              -------------------------------------------------------------------------------------------------------
              Increase the number of Common Shares reserved for issuance under the 2000 Employee Stock Purchase Plan
                                                             5,024,854              307,817                21,809
              -------------------------------------------------------------------------------------------------------



Item 5:      Other Information: None
             ------------------

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

                                    PSC Inc.


DATE:    November 9, 2001           By: /s/ Edward J. Borey
                                      ------------------------------------
                                    Edward J. Borey
                                    President, Chief Executive Officer
                                    and Director

DATE:    November 9, 2001           By: /s/ Paul M. Brown
                                      -------------------------------
                                    Paul M. Brown
                                    Vice President and Chief Financial Officer
                                    (Principal Financial Officer)