Form 10-K
period 2001-12-31
PSC INC
filed 2002-04-15
CIK 319379

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

/X/	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2001

or

/ /	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                              to

Commission file number: 0-9919

PSC Inc.
Exact name of registrant as specified in its charter

New York State or other jurisdiction of incorporation or organization	16-0969362 IRS Employer ID No.
111 SW Fifth Ave., Suite 4100 Portland, Oregon Address of principal executive offices	97204 Zip Code

Registrant's telephone number, including area code:    503-553-3920

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

Yes    /X/        No    / /

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    /X/

        As of March 28, 2002, the aggregate market value of the shares of voting stock of the Registrant held by non-affiliates was $6,673,923.

        As of March 28, 2002, there were 12,834,437 shares of the Registrant's common stock, $0.01, par value, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

        The registrant has incorporated by reference, into Part III of this form 10-K, portions of its Proxy Statement for its 2002 Annual Meeting of Shareholders.

Microsoft and Windows are trademarks of Microsoft Corporation.

U-Scan and U-Scan Express are trademarks of Optimal Robotics Corp.

INTEL is a trademark of Intel Corporation

PART I

ITEM 1:    BUSINESS

COMPANY OVERVIEW

        PSC Inc., together with its subsidiaries, (the Company) was incorporated in the State of New York in 1969. The Company is a full service provider of bar code based products designed to help companies implement supply chain management solutions. Since its inception in 1969, the Company has established a leadership position by building equipment with durability, reliability and performance. Today, the Company has evolved from a manufacturer of barcode scanners to a complete supply chain management solution provider.

        The Company designs, manufactures and sells products and complete solutions in three primary markets: Mobile and Wireless, Retail Automation, and Automatic Data Collection (ADC). The Company's Mobile and Wireless offering is tailored for the warehousing, distribution and retail markets, including batch and wireless portable, vehicle-mount, and fixed-station data collection terminals, as well as wireless networks, connectivity software, program development tools, and complete warehouse management system solutions. The Retail Automation offering includes self-checkout systems and Point-of-Sale (POS) bar code scanners, designed for a variety of retail segments including supermarkets, drug stores, mass merchandisers, department stores, and specialty stores. The Company's ADC offering includes a broad line of handheld barcode scanners and bar code scan engines. These products are designed for every stage of the supply chain, from raw material, manufacturing and warehousing, to logistics, transportation, inventory management and POS. The Company's products are used throughout the world in automated data collection solutions in the food, general retail, health care, manufacturing, warehousing, logistics, and other industries.

        The Company has positioned itself within the Mobile and Wireless, Retail Automation, and ADC markets by selling in both domestic and international markets. International sales accounted for approximately 54% of the Company's 2001 net sales. The Company has a diversified customer base comprised of original equipment manufacturers (OEMs), value-added resellers (VARs), distributors, systems integrators and end users. The Company's distribution relationships have enabled it to introduce its products to new vertical markets, and have fostered the development of strategic relationships with leading industry participants and end users.

        The Company designs, manufactures, sells, distributes and services its products from its primary manufacturing facility in Eugene, Oregon. The Company has sales and service offices throughout Europe, Asia, Australia and the Americas.

        On January 19, 2000, the Company acquired all of the outstanding shares of Percon Incorporated (Percon), a manufacturer of wireless and batch portable data terminals (PDTs), decoders, input devices and data management software, for approximately $61.0 million. The acquisition of Percon significantly increased the scope of the Company's product line, enhancing the Company's ability to provide systems type solutions and to expand the Company into the PDT and software/services categories of the ADC market, which are growing rapidly. The transaction was accounted for using the purchase method of accounting.

        In November 2000, all pending litigation with Symbol Technologies, Inc. (Symbol) was settled. The agreements resolved all litigation between the parties and settled all disputed royalty payments. In addition, the parties amended and clarified the Company's existing license agreement and included certain new patents. The parties also entered into product supply agreements for products that began shipping in 2001. Under the terms of the supply agreements, the Company agreed to purchase hand-held laser scanners and scan engines from Symbol. Symbol agreed to purchase fixed-position retail POS scanners from the Company.

        In November 2000, the Company announced a restructuring plan to reduce its debt and to achieve future profitability and growth. These restructuring plans included the replacement of executive management, consolidation of redundant administrative activities, sale or disposal of unprofitable operations and streamlining of product lines and production operations to reduce cost and increase profit contribution for products sold.

        In February 2001, the Company sold its verification and imager product lines for $3.8 million. The gain on the sale was $3.2 million.

        In May 2001, the Company sold its Webster, New York facility for $5.0 million. The transaction resulted in a gain of $0.1 million in 2001, after a write-down of the facility value in 2000 of $7.9 million.

        In July 2001, the Company sold its LazerData business for $6.4 million. The loss on the sale was $2.9 million.

        During 2001, 50% of all asset disposition proceeds were applied to reduce indebtedness to PSC's senior lenders, in accordance with the Company's lending arrangements.

        In July 2001, the Company completed the process of hiring a new executive management team and relocated its Corporate headquarters to Portland Oregon.

        In September 2001, the Company substantially completed its restructuring process with further reductions in costs and expenses, including staffing costs. Total severance and other restructuring costs during 2001 and 2000 were approximately $1.5 million and $4.9 million, respectively. Debt restructuring costs for legal and consulting totaled $3.6 million in 2001. Total cost reductions related to all restructuring activities, including sales of businesses referred to above, was estimated to be approximately $40.0 million on an annualized basis.

        Also in September 2001, the Company initiated efforts to attract new equity capital to reduce and refinance its indebtedness and provide additional equity resources to support ongoing operations. At December 31, 2001, these efforts are ongoing. These efforts relating to a restructuring may result in a material dilution of all currently issued and outstanding equity interests, and it is possible that under certain circumstances all such interests may be extinguished.

MARKETS

        The Company operates in three primary markets—Mobile and Wireless, Retail Automation, and ADC.

Mobile and Wireless

        The Mobile and Wireless market consists of a wide range of applications in the supply chain, government, health care, and other industries, where mobile workers collect, use, and communicate information, utilizing batch or wireless portable, vehicle-mount, and fixed-station data collection terminals and software solutions tailored for their applications.

        The Company offers a complete line of portable, vehicle-mount, and fixed-station data collection terminals and wireless systems to streamline retail supply chain management. For example, the Company's IntelliTrack® WMS software offers seamless integration with the Company's Falcon™ line of data collection terminals to provide a single source solution for a warehouse or distribution center. The Company also offers a wide range of professional services, to assist customers in implementing complete solutions in the manufacturing, warehousing and distribution, and retail markets upon which the Company focuses.

Retail Automation

        The Retail Automation market includes systems and solutions to improve operating efficiency and effectiveness, and customer service in retail segments, including food, drug, discount, convenience, specialty, and department stores. Retail Automation spans such diverse applications as self-checkout, POS barcode scanning, and mobile and wireless applications, direct store delivery, and inventory tracking and replenishment.

        The Company's first retail automation solution was POS bar code scanning, which remains as a core business today. In recent years, the Company has expanded its retail automation offering to include self-checkout systems, plus mobile and wireless systems. The Company was in the self-checkout industry from 1995-2000 through a manufacturing and marketing agreement with Optimal Robotics Corporation (Optimal) for its U-Scan Express™ Self-Checkout System. On December 31, 2000, the Company ceased its affiliation with Optimal, and in February 2001, announced the PSC QUICKcheck™ Self-Checkout System, developed under a strategic alliance with Kyrus Corporation. The PSC QUICKcheck Self-Checkout System is designed to permit supermarket and other retail segment customers to scan, bag and pay for purchases with little or no assistance from store personnel. The Company's mobile and wireless offering, that includes portable data collection terminals and wireless networks, is ideally suited for retail in-store and back-room applications.

Automatic Data Collection (ADC)

        The ADC market consists of commercial, manufacturing, warehousing, logistics and distribution applications of bar code systems and data management within retail, service, manufacturing, logistics, health care and transportation businesses and organizations. These industries have adopted bar code standards and installed bar code systems in order to increase productivity and increase the reliability of data transactions. Automated data collection and communication is now used to track insurance forms and financial documents, record quality levels of manufactured items, sort parcels, mail and airline baggage, prepare shipping manifests and catalog blood and plasma inventories. The Company is currently active in several of these applications across a variety of market segments.

COMPANY PRODUCTS AND SERVICES

        The Company offers a broad line of products and services for the Mobile and Wireless, Retail Automation, and ADC markets.

Mobile and Wireless

        The Company offers a complete line of portable, vehicle mount, and fixed-station data collection terminals and wireless systems, for use in manufacturing, warehousing and distribution, and retail applications. The Company also offers inventory data management applications, including IntelliTrack WMS, program development tools, wireless connectivity software solutions, and Professional Services to assist customers with system development, integration, installation, and support.

    Data Management Software Solutions

            The Company offers the IntelliTrack® line of data management software solutions, for managing inventory in a wide range of environments from the stock room to the complete warehouse or distribution center.

            IntelliTrack® WMS.    IntelliTrack WMS is a reliable, affordable, and easy-to-use warehouse management solution available in both batch and real-time radio frequency (RF) versions. Benefits of IntelliTrack WMS include improved inventory accuracy, and space utilization, as well as increased labor productivity, and customer service. IntelliTrack WMS includes advanced warehouse management capabilities, including directed picking and put-away, cubing, wave management, and cross docking. IntelliTrack WMS was designed with scalability in mind. Microsoft® SQL Server support means that customers can comfortably handle hundreds of users and tens of thousands of SKU's with excellent response time. IntelliTrack WMS was developed with the latest Microsoft® development tools, assuring compatibility with almost any system. Since source code is included for the workstation client, customers have the ability to modify reports, print bar code labels, perform special queries, or even change the look and feel of the software. By combining IntelliTrack WMS with any of the Company's Falcon™ RF portable data terminals, customers can create a complete low-cost, real-time warehouse management system. IntelliTrack WMS is an ideal solution for warehouse operations in manufacturing, distribution, retail, government and health care.

            IntelliTrack® Data Management Software.    IntelliTrack data management software is designed to track and manage inventory in a variety of business environments. This user-friendly inventory tracking system combines state-of-the-art bar code data collection using the Company's broad line of portable data collection terminals, with a sophisticated Windows® -based inventory management program for the PC. The Company's IntelliTrack suite of products offers a relational database to ensure data integrity, portable bar code reader integration to maximize data collection efficiency, and bar code label printing capabilities to improve data collection accuracy. IntelliTrack is available in versions to support a variety of data management applications, including fixed assets, tool room, stock room, check-in and check-out, and inventory shipping and receiving.

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

            Falcon™ 340 and Falcon™ 345.    The Falcon 340 and 345 are the latest members of the growing family of feature-rich Falcon portable data collection terminals, engineered for fast, accurate, customizable, real-time automatic data collection to solve the needs of businesses in their quest for greater efficiency, data accuracy and profitability. These sleek new portable terminals were ergonomically designed with the end user in mind. Engineered to reduce fatigue, these terminals are ideally balanced over the hand using a form-fit rubber-grip handle. Other ergonomic features include an integrated scan trigger, a large 16-line backlit display and multiple key pad options including 25, 38, and 48 keys. At the heart of the Falcon 340 and 345 portable data terminals is a powerful 32 bit 486-class processor, running at 33MHz, with 8MB of RAM and 2MB of Flash ROM. This flexible architecture also supports an internal PCMCIA Type II PC card for additional memory or wireless LAN connectivity. Because the Falcon 340 and 345 use a standard operating system, DOS 6.22, users can run applications previously developed for other Falcon terminals and other DOS terminals. They can also use popular PC development tools like the Company's Universal Program Generator (UPG) RF SDK, or RF Builder to create custom applications for their data collection needs. The Falcon 340 is intended for batch data collection, and the Falcon 345 for real-time wireless data collection. The Falcon 345 can be configured with any of the leading 2.4GHz spread spectrum wireless LAN solutions including Cisco, Lucent, Proxim, and Symbol.

            Falcon™ 330 and Falcon™ 335.    The Falcon 330 and 335 are the Company's most compact batch and RF portable data collection terminals. The Falcon 330 and 335 are the smallest and lightest 16-line DOS-based terminals in their class on the market. Both models feature a powerful 486-class processor, 8MB RAM, 2MB flash ROM, internal PC card slot, 16-line screen, 38-key keypad, and IP54 sealing rating. The Falcon 335 is available with any of the popular 2.4 GHz spread spectrum radios.

            Falcon™ 320 and Falcon™ 325.    The Falcon 320 and 325 are 16-line DOS PDTs which include a 486 processor, 57 key splash resistant alphanumeric keypad, user accessible PC Card slot and eight megabytes of RAM memory. The Falcon 320 is the batch version and the Falcon 325 is the RF version, incorporating 2.4 GHz spread spectrum radio technology. The PC Card slot can be utilized for radio, memory expansion cards or modems.

            Falcon™ 310 and Falcon™ 315.    The Falcon 310 and 315 are the Company's most affordable DOS-based batch and RF PDTs. They feature a backlit 8-line display, 386-class processor and a user accessible PC Card slot for 2.4 GHz spread spectrum radio, ATA flash cards or modem.

            PT2000.    The PT2000 is a 12-ounce PDT with 34 splash resistant alphanumeric keys, up to two megabytes of data storage and the ability to support multiple types of input devices. The PT 2000 is easily programmed with the Company's PPG Program Generator, a Microsoft® Windows®-based application program generator, which enables users to quickly and easily outline their data collection task and upload the program to the PT 2000. Program changes that were expensive and took days can now be finished in minutes.

            TopGun®.    The TopGun is a PT 2000 with an integrated laser, which allows for one-handed scanning, and can be adapted easily for either right- or left-handed use. TopGun includes all the features of the PT2000, and includes a detachable laser scanning module.

            Momentum™ Scanning Module.    The Momentum Scanning Module is a compact laser-based, barcode scanning module designed for insertion into the Springboard™ expansion slot of the Handspring™ Visor™ handheld computer. The Momentum scanning module combined with the Visor™ yields a very economical portable data collection terminal for light-duty applications. The Momentum scanning module is more than a scanner; it also includes flash memory for storage of programs and data. Because the Visor™ incorporates the Palm OS™ operating system, developing data collection programs is a snap, using a variety of development tools available on the market. The Momentum/Visor™ solution is ideal for professionals on the go, including field sales people, health care professionals, store managers, and even consumers, who can use the product to create shopping lists and shop from home.

    Vehicle Mount Terminals

            Vehicle mount terminals are data collection computers designed to be mounted in vehicles, such as fork-lift trucks. They are used for data collection in mobile applications in warehouses, distribution centers, factories, and other harsh industrial environments.

            Falcon™ 625 and Falcon™ 665.    The Falcon 625 and 665 Vehicle Mount Terminals are rugged, industrial grade computers designed for use on any type of vehicle including fork lifts in a warehouse or distribution center, or in harsh outdoor environments like shipyards and lumber yards for the harshest environments, such as fork-lifts or other mobile industrial applications. Both have an IP56 enclosure rating, integrated 12-80 VDC power supply, and super bright electroluminescent display option. The Falcon 625 and 665 utilize an Intel® 386 processor running the DOS 6.22 operating system, and supports all popular 2.4 GHz spread spectrum radio options. The Falcon 665 features a full screen and detachable keyboard. The Falcon 625 features a half-screen and integrated keyboard.

    Fixed Station Terminals

            Fixed station terminals are rugged and sealed computers designed for fixed position data collection applications, such as shop floor data collection, warehouse management, labor and asset tracking, and industrial process control.

            Falcon™ 510 and Falcon™ 515.    The Falcon 510 and 515 are the Company's new fixed station terminals, designed with flexibility in mind; supporting open systems architecture, an extensive set of host connectivity options and interface capabilities for a wide array of data input devices, including relay protected I/O ports. These rich features combined with an attractive price enable the Falcon 510 and 515 to operate in a wide variety of stand-alone and enterprise-wide data collection and system control applications. The Falcon 510 and 515 have a powerful 486-class processor, running at 33MHz, and operate under DOS 6.22. The Falcon 510 and 515 come standard with 8Mb of RAM, 2Mb of Flash ROM, two internal PCMCIA Type I/II slots, a 15-line × 40 character mono or color display and full 69 key QWERTY keypad. Because the Falcon 510 and 515 use a standard operating system, customers can run applications previously developed for portable Falcon terminals or other DOS computers. They can also use popular PC development tools like the Company's Universal Program Generator to create custom applications for their data collection and system control needs.

    Batch and RF Programming Tools

            Programming tools are used for programming batch and RF portable, vehicle-mount, or fixed-station data collection terminals. They are designed to make programming fast and easy, for use by programmers and non-programmers alike.

            Universal Program Generator (UPG).    The Universal Program Generator enables application developers to save time and money when developing applications for the Company's Falcon™ family and other DOS-based data collection terminals. UPG operates within a 32-bit Windows®-based graphical programming environment. UPG is simple enough for non-programmers to use, yet offers the features, functionality, and power to develop advanced applications. UPG provides non-programmers step-by-step instructions and settings via an on-line tutorial, enabling the novice programmer to learn tool usage and programming techniques. Programmers will find that UPG simplifies complex tasks such as validation and data manipulation. Advanced features include "C' code hooks, attachment of custom libraries and functions, direct serial port access, program licensing to specific data collection terminals, capabilities for removing data, and storing or displaying data as required.

            PSC Program Generator (PPG).    The PSC Program Generator (PPG) takes the programming out of programming. With PPG and either of the Company's PT 2000 or TopGun portable data collection terminal, customers can begin tracking inventory within hours, not weeks, saving time and money. PPG allows customers to design customized data collection applications for the PT 2000 and TopGun portables by simply creating, filling in and linking dialog boxes. Running in a Microsoft® Windows® environment, PPG uses a graphical user interface (GUI) and a mouse. Once the application program is created, PPG automatically compiles it into the format needed for the portable. There is no difficult programming language to learn.

            RF Software Developers Kit (SDK).    The Company's RF Software Development Kit (RF SDK) is a programmer's tool for building RF data collection applications for the Company's Falcon data collection terminals. The RF SDK allows Visual Basic, Visual C++, Delphi, PowerBuilder and Access programmers the ability to rapidly develop RF based client/server applications for the Company's Falcon™ data collection terminals. RF SDK uses the TCP/IP protocol to communicate between the server application running on the host and the included

    DOS client that runs on the Falcon terminal. A Windows® client is included to allow the developer to test the application quickly in a simulator environment. RF SDK supports all the popular 2.4 GHz spread spectrum radios. With the RF SDK, programmers now have an easy way to implement RF solutions within their favorite development environment, thereby reducing the learning curve and minimizing customer support time.

            RF Builder.    RF Builder allows users to visually build powerful wireless applications for the line of RF- enabled Falcon data terminals. RF Builder was designed to integrate with popular databases from Oracle, IBM, Microsoft and many other ODBC data sources. The click-and-point environment enables developers to create the portable interface simply by selecting database fields. RF Builder is an ideal tool for resellers and system integrators to extend the capability of an existing business system to the mobile worker. Such solutions enable real-time information to be fed to a business system, improving the business system's accuracy, performance, and overall return-on-investment.

    Wireless Data Communication Solutions

            Wireless Data Communications Solutions enable Falcon™ RF data collection terminals to communicate over wireless networks, and enable system administrators to easily manage and control the wireless network.

            PowerNet Twin Client.    With PowerNet Twin Client, customers can easily configure RF-enabled Falcon portable terminals for real-time data collection applications. PowerNet Twin Client supports IBM 5250/3270, VT100/220 and HP700/92 terminal emulation, and includes a screen formatting feature, which allows the portable data terminal to properly resize and display an 80 × 24 column terminal screen on a smaller portable terminal screen. Screen formatting takes place in the portable rather than in the server. PowerNet Twin Client, running on the Falcon RF data collection terminal, can reformat screens for display on a portable and achieve sub-second response times—without the need for a wireless network controller.

            PowerNet Vision.    PowerNet Vision expands the field of view and extends management capabilities of the wireless network administrator to include the entire wireless infrastructure. Vision is a 32-bit, Windows®-based network tool that eases the burden of installing, administering, and upgrading wireless systems. Vision supports all major IEEE 802.11, 2.4Ghz, and selected 900Mhz networks. PowerNet Vision provides the single tool for managing the latest wireless technologies, as well as existing equipment, regardless of the manufacturer.

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

    Professional Services

            To assist customers with data collection system planning, development, implementation, training, and support, the Company offers field- and factory-based professional services from the PSC Solutions Group (PSG). PSG provides a cost-effective means of developing, implementing or customizing various data collection solutions through its vast offering of professional services, including:

    •
    RF client/server applications
    •
    RF site surveys
    •
    RF network installation
    •
    Customized RF client/server application software development
    •
    IntelliTrack WMS integration
    •
    Implementation of all IntelliTrack batch modules
    •
    Data collection terminal programming
    •
    Customized modifications to all IntelliTrack modules
    •
    Customized modifications to in-house applications
    •
    Customized front ends to legacy applications on various hosts
    •
    Training: IntelliTrack, PowerNet and RF networks
    •
    End user training on PSC software and hardware products
    •
    Database conversions

Retail Automation

        The Company's retail automation solutions include self-checkout systems, fixed-position retail bar code scanners, and mobile and wireless systems (described above).

    Fixed Position Retail Scanners

            The Company built the first supermarket scanner installed in the United States in 1974, and today offers a broad line of fixed position retail scanners for supermarkets, discount stores, drug stores, do-it-yourself stores, warehouse clubs, convenience stores, and other retail segments. The Company's fixed position retail scanners improve productivity, pricing accuracy, and customer service for retailers globally. The Company's line of fixed position retail scanners includes high-performance Magellan® 360-degree scanners and scanner/scales, in-counter scanners, on-counter scanners, compact scanners, and dual-use scanners, designed to be hand held or used in a stand.

            Magellan® SL™ 360-Degree Scanner and Scanner/Scale.    The Magellan SL is the Company's highest performance scanner and scanner/scale, designed for retail POS checkstands worldwide. The Magellan SL is capable of simultaneously reading the bottom and all four sides of grocery store items, a full 360 degrees, thereby increasing productivity and improving ergonomics by reducing the need for checkers to twist, turn or lift items for scanning. The Magellan SL is also available with an integrated, 30-pound capacity scale with an L-shaped, All-Weighs™ Platter, which allows retailers to combine the scanner and scale functions into a single unit. With the patented All-Weighs Platter, the scanner/scale's vertical window and frame are an integral part of the scale weighing platter, allowing checkers to lean oversized items against the vertical window, intentionally or unintentionally, and get an accurate weight. The unit may also be ordered with an integrated electronic article surveillance antenna for use in deactivating RF-based security tags.

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

            VS1200 and VS1000 On-Counter Vertical Scanners.    The VS1200 and VS1000 compact vertical scanners include scan geometry optimized for vertical scanning applications in limited space areas, such as pharmacies, variety and convenience stores. These products permit bar codes to be read whether the cashier is presenting the bar code to the scanner or sweeping the bar code across the scanner in a continuous movement. Both the VS1200 and VS1000 are available with an optional integrated electronic article surveillance antenna for use in deactivating RF-based security tags.

            Duet™ and VS800™ Dual-Use and Compact Scanners.    The Duet Scanner is a compact "dual action" scanner that combines features of both countertop and handheld scanners. Standard bar coded items are presented or swept by the scanner's 19-line omni-directional scan window. Pick lists and large, bulky goods are scanned using Duet's Targeted Handheld Mode by simply picking up the scanner and pointing it at a bar code. The VS800 is perfect for situations where space is at a premium. Fully adjustable and able to be mounted in a wide variety of orientations, the VS800 provides aggressive, highly affordable hands-free scanning performance in a very small package. The VS800 is ideally suited for convenience stores, pharmacies, specialty retailers and small grocers.

    Self-Checkout Systems

            Self-checkout systems are quickly becoming an essential tool in today's retail environment. In fact, just four years ago, less than 100 self-checkout systems were installed in the United States. Today, the number of installed systems has grown to well over 1,500 systems nationwide. Retail executives are realizing that self-checkout systems can provide a variety of benefits, helping trim staffing costs, improve traffic flow and increase customer service. Meanwhile, shoppers are drawn to the added convenience and speedier checkout times the self-checkout systems can provide.

            PSC's QUICKcheck™ Self-Checkout System.    The PSC QUICKcheck™ Self-Checkout System, in development under a strategic alliance with Kyrus Corporation, a major provider of retail POS solutions, is designed to permit customers to scan, bag and pay for their own purchases with little or no assistance from store personnel, thereby speeding checkout and improving store productivity. The system incorporates the PSC Magellan® SL™ scanner, interactive video, item security system and tendering technologies (cash, check, electronic benefits, credit or debit). The PSC QUICKcheck is a second-generation self-checkout system including new features and enhancements, such as seamless integration with a store's POS system, providing cash balancing, lane accountability, and management reporting equivalent to that available for conventional lanes. The PSC QUICKcheck compact footprint enables retailers to install four customer workstations plus an attendant system monitor station in the space of two conventional lanes, allowing for added throughput. Plus, PSC's QUICKcheck™ provides flexibility during peak times, by quickly and easily converting to Staffed Cashier Mode—becoming a traditional staffed lane. Because every store is different with individual checkout needs, PSC QUICKcheck comes in a variety of configurations allowing retailers to customize the Quickcheck™ system for their retail space. The Kiosk model provides a self-checkout solution for small orders or stores with limited front-end space. The Express model is great for small to medium sized orders, and the Full Basket model provides plenty of bagging space for large orders.

Automatic Data Collection (ADC) Solutions

        The Company offers a broad line of ADC solutions, including handheld scanners and scan engines.

    Handheld Scanners

            The Company is a leading provider of handheld scanners for automated data collection in a wide variety of applications in the retail, commercial, government, and industrial markets. The Company's handheld scanner line includes laser-based and non-laser based models. From the economical QuickScan® 6000 Plus to the rugged and durable PowerScan™ Industrial Scanner, the Company has a handheld scanner for just about any application.

            PowerScan™ and PowerScan™ RF Rugged Industrial Scanners.    The PowerScan™ industrial handheld scanner was designed "from the ground up" for rugged industrial applications. It is ideally suited for harsh conditions as found in industrial warehouses and trucking and for demanding applications, including inventory control, parcel sorting and tracking, and product manufacturing (from electronics goods to large industrial equipment). It is also used for outdoor applications (e.g. rental car returns or home and garden stores) and for freezer or cold storage applications. PowerScan is available in multiple versions for a wide variety of applications. Versions include standard range, high density, long range, extra long range and wireless. The wireless PowerScan RF includes a low-power, narrow band 433 MHz or 915MHz radio and convenient battery pack, and is capable of communicating bar code data real time over distances of 150 feet (45.7 meters) for up to 8 hours or more on a single charge.

            SP400 Light Industrial/Commercial Scanners.    The SP400 family of handheld scanners provides high performance, ergonomics and durability. It is perfect for POS, back-room inventory, warehouse and manufacturing applications.

            QuickScan® 6000 Plus Handheld Scanner.    The QuickScan series of bar code scanners includes models for a variety of retail, commercial, and light industrial applications. The QuickScan 6000 Plus features high performance, durability, ergonomic design, and an affordable price.

            QuickScan® 1000 Handheld Scanner.    The QuickScan® 1000 handheld scanner provides the same scanning performance of the QuickScan 6000 Plus in a sleek triggerless design. It is ideal for use in both hands-free, with included countertop stand, and handheld applications.

            SnapShot™ Handheld Scanner.    The SnapShot is a very compact, high-performance handheld laser scanner designed for retail and commercial applications. It is available in standard range, high density, and enhanced performance versions. Decoded models are available with either of the Company's PowerWedge™ or Master BB decoding software and programmability features.

            QuickScan® CCD Scanner.    The QuickScan 200 Scanner is a lightweight, ergonomic, handheld CCD (charge coupled device) scanner for retail and commercial applications. The QuickScan 200 offers the ability to read and autodiscriminate all major retail and industrial bar code symbologies in a small, inexpensive package.

    Scan Engines

            The Company's scan engines are self-contained bar code reading components, which OEMs build into a variety of products. The Company's scan engines incorporate all of the electronic, optical, mechanical and bar code decoding components required for laser scanning in a single package which can be easily integrated into fixed position and portable applications. The various models manufactured by the Company are based on its successful LM500 Plus™ laser scanning engine used in many of its own products, adapted for custom OEM needs. Ideally suited for portable applications, the LM500 Plus is the lightest scan engine in its class and features RapidStart circuitry for the fastest start-of-scan in the industry with very low power consumption, which is essential for battery powered applications.

SALES AND MARKETING

        The Company sells its products domestically and internationally through a diversified customer base comprised of OEMs, third party resellers and end users. International sales accounted for approximately 54% of the Company's net sales in 2001 and 41% in 2000. Management believes that its Mobile and Wireless, Retail Automation, and ADC products are under distributed in international countries and has broadened its sales and marketing support to its international operations.

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

        The Company's marketing operations include product management, product marketing, industry marketing, new business development, channel marketing and marketing communications. Marketing personnel identify new business opportunities, monitor key industry trends, develop business plans, identify new product and market requirements, manage product positioning/introduction and provide tactical sales support activities. They interact regularly with external parties such as industry analysts OEMs, VARs, distributors, systems integrators and end users, technical partners and standards committees. The marketing personnel also, in conjunction with outside vendors, conduct customer surveys and coordinate advertising and public relations. This group creates advertising, brochures and documentation, manages trade show exhibits and places articles highlighting applications of the Company's products in trade and industry publications. These marketing efforts are augmented by the Company's cooperative advertising done in conjunction with its network of distribution partners.

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

CUSTOMERS

        The Company sells its products to OEMs, VARs, distributors, systems integrators, and end users. During 2001, sales to the Company's largest customer represented approximately 8% of net sales. There were no customers responsible for greater than 10% of net sales in 2001. In 2000, sales to the Company's largest customer was about 17%, however, the Company's agreement to supply this customer expired on December 31, 2000. There were no other customers responsible for greater than 10% of sales in 2000. During 1999, no individual customer accounted for greater than 10% of net sales. The Company's arrangements with major customers are generally nonexclusive.

ENGINEERING, RESEARCH AND PRODUCT DEVELOPMENT

        The Company's engineering, research and product development (ER&D) programs are aimed at applying its technology to develop new products, improve its existing products' reliability, ergonomics and performance, and reduce manufacturing and related support costs. Current programs focus on new advances in fixed and portable bar code scanning, retail automation applications, such as retail self-checkout systems, and new generations of mobile and wireless terminals and related software application solutions. The Company also carries on significant development programs in electronics design, bar code acquisition and decoding, RF communications, optical signal detection, software, network architectures, advanced mechanical structures and automated manufacturing methods. Computer-aided design and computer-aided manufacturing tools assist the Company's research and development efforts by permitting computer simulation of proposed products. These tools include electronics circuit modeling, optics analysis and three-dimensional mechanical product modeling.

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

        The Company's ER&D expenses were approximately $16.5 million, $22.2 million, $18.1 million in 2001, 2000 and 1999, respectively. These amounts do not include expenditures by the Company for manufacturing engineering activities.

MANUFACTURING AND SUPPLIERS

        The Company designs and engineers substantially all of its products at its Eugene, Oregon facility, with manufacturing occurring both in Eugene and with several Asian contract manufacturing firms. The Company's design and process approach allows end-of-line configuration of generic modules to meet a multitude of specific customer needs. Statistical methods are used throughout the factory and with critical suppliers in order to control important processes. The Company makes extensive use of computer integrated systems and software for purposes of resource planning, such as material requirements, assembly planning and scheduling, and order management.

        The Company seeks to design and manufacture products that optimize performance, quality, reliability, durability and versatility. These designs facilitate cost-efficient materials sourcing and assembly methods with high standards of workmanship. The Company has invested and will continue to invest in capital equipment that automate production, increase capacity and reduce direct labor costs. Computer operated equipment is used for testing at all levels of production to assure repeatable, reliable performance and accurate data collection. The Company has designed many of its own tools, fixtures and test equipment.

        The Company does not have long-term supply contracts with its vendors. The Company currently relies on single suppliers, some of whom manufacture at a number of locations, for certain key components of its products. The Company believes that maintaining ongoing relationships with single suppliers who have proven that they are capable of meeting the Company's standards of quality, on-time delivery and cost containment has enabled it to increase the value of its product to its customers. Although the Company maintains 30 to 60 day inventories of key components and alternative sources of key materials are available, the Company could incur set-up costs and delays in manufacturing should it become necessary to replace key vendors due to work stoppages, shipping delays, quality problems, financial difficulty or other factors, and under certain circumstances, these costs and delays could have a material adverse effect on the Company's operations.

COMPETITION

        The Mobile and Wireless, Retail Automation and ADC industries are highly competitive with rapid technological change and intellectual property developments being key competitive factors. The Company competes on the basis of innovative design, high quality manufacturing and technical expertise in scanning and wireless RF systems, level of sales and support services, price and overall product functionality, and fitness for use. Failure to keep pace with product and technological advances could negatively affect the Company's competitive position and prospects for growth. Many firms manufacture and market bar code reading equipment utilizing laser technology. In addition, the Company's bar code reading equipment also competes with devices which utilize technologies other than laser scanners such as CCDs and optical wands. The Company faces competitive pressures from various companies in each of its product categories. Many of the Company's competitors have substantially greater financial, manufacturing, research and development, and marketing resources than the Company. The Company believes its principal competitors for its ADC products are Symbol Technologies, Inc. (Symbol), Metrologic Instruments, Inc. (Metrologic), Datalogic, S.P.A. (Datalogic), and Welch Allyn, Inc. The Company believes its principal competitors for its retail automation products are NCR Corporation, Fujitsu Ltd., Symbol, Datalogic and Metrologic. The Company's principal competitors for its PSC QUICKcheck self-checkout systems are Optimal Robotics Corporation, NCR and Productivity Solutions, Inc. For mobile and wireless products the principal competitors are Symbol, Intermec Technologies Corporation and Datalogic.

        No assurance can be given that the Company will be able to compete successfully against current and future competitors or that the competitive factors faced by the Company will not have a material adverse effect on the Company's operations.

INTELLECTUAL PROPERTY

        The Company believes that certain of its products are proprietary and consequently relies on a combination of United States and foreign patent, copyrights and trademark, and trade secret law to establish and protect its proprietary rights. The Company currently holds more than 250 United States patents and also has certain foreign patents pertaining to various technologies associated with its products. These patents expire on various dates between 2003 and 2019. The Company currently has a number of patent applications pending in the United States and in a number of foreign countries. In addition, the Company expects that its continuing research and development efforts will result in the creation of new proprietary rights for which it will seek patent protection.

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

EMPLOYEES

        As of December 31, 2001, the Company had approximately 848 full-time employees. In addition, the Company at various times makes use of temporary labor in its manufacturing operations. Approximately 16% of the work force is located outside the United States, based in offices throughout Europe, Latin America and the Asia Pacific regions. The Company believes that its future success will depend in part on its ability to recruit and maintain highly qualified management, sales, marketing, technical and administrative personnel. None of the Company's employees is represented by a labor union. Management believes that its relationship with employees is good.

GOVERNMENT REGULATION

        Most products of the Company must comply with regulations promulgated by the United States Food and Drug Administration's Center for Devices and Radiological Health (CDRH), the Federal Communications Commission (FCC) National Conference on Weights and Measured (NCWM), United States Federal Trade Commission (FTC), as well as, Underwriters Laboratories (UL), the Canadian Standards Association (CSA), the European Community Standards (CE), TUV Rheinland (Europe) and TUV Product Services, which are corresponding agencies for certain foreign countries. The regulations are in the areas of laser light emissions, intentional or non-intentional RF energy emissions, standards for weighing instruments electrical and mechanical safety and European directives. The regulations mandate, among other items, warning labels, safety features, recyclable materials, country of origin and establish certain levels for laser power, weight measuring, voltage and electromagnetic fields. The Company's operations are also subject to certain federal, state and local requirements relating to environmental, waste management, health and safety regulations. Management believes that the Company's business is operating in compliance with applicable government, environmental, waste management, health and safety regulations. There can be no assurance that future regulations will not require the Company to modify its products to meet revised energy output or other requirements. Failure to comply with future regulations could result in a material adverse effect on the Company's results of operations.

        All products manufactured by the Company are produced under quality systems compliant to ISO 9001. The Company received its ISO 9001 registration from National Quality Assurance, USA Inc., an accredited registrar that performs assessments of management systems against requirements of national and international standards.

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

RISK FACTORS

        Debt Service.    The Company incurred substantial indebtedness in connection with the acquisitions of Spectra and Percon, of which, $119.3 million was outstanding as of December 31, 2001. The high level of indebtedness could have important consequences, including the following: (i) the Company's ability to obtain additional financing in the future for working capital, capital expenditures, acquisitions or general corporate purposes may be impaired; (ii) a substantial portion of the Company's cash flow from operations must be dedicated to the payment of interest on the indebtedness, thereby reducing the funds available to the Company for other purposes; (iii) available cash flows for payments to suppliers may be limited by the payment requirements to senior creditors; (iv) the agreements governing the Company's long-term indebtedness contain certain restrictive financial and operating covenants; (v) certain indebtedness under the senior debt will be at variable rates of interest which would cause the Company to be vulnerable to increases in interest rates; (vi) all of the indebtedness outstanding under the senior debt is secured by substantially all the assets of the Company; (vii) the Company is substantially more leveraged than certain of its competitors which might place the Company at a competitive disadvantage; (viii) the Company may be hindered in its ability to adjust rapidly to changing market conditions and (ix) the Company's substantial degree of leverage could make it more vulnerable in the event of a downturn in general economic conditions or its business.

        All of the Company's senior debt is due August 1, 2002. The Company is required to achieve certain milestones in its recapitalization process and maintain certain financial covenants related to its senior and subordinated credit facilities. Management believes that a restructuring transaction acceptable to the Company's lenders can be achieved, although there can be no assurance that such a transaction will be accomplished. In the event that the Company is unsuccessful in these restructuring efforts, the lenders would be entitled to exercise their respective rights and remedies under the credit facilities and applicable law, in which case the Company would not have sufficient funds to repay its outstanding debt and no assurance can be given that alternative sources of sufficient financing would be available on acceptable terms, or not at all.

        Technological Change.    The market for the Company's products is characterized by changing technology, evolving industry standards, changes in customer requirements, and frequent new product introductions and enhancements. The Company's future success will depend on its ability to enhance its current products, to develop new products on a timely and cost-effective basis, and to respond to changing customer requirements and technological developments. Certain of the Company's competitors spend larger amounts on research and development efforts than the Company. Any failure by the Company to anticipate or respond adequately to changes in technology and customer preferences, or any significant delay in product development or introduction, could have a material adverse effect on the Company's financial condition and results of operations. There can be no assurance that the Company will be successful in developing and marketing on a timely or cost-effective basis, product enhancements or new products that respond to technological advances by others, or that such product enhancements or new products will achieve market acceptance.

        Dependence on Intellectual Property Rights.    The Company's success is dependent in part on its ability to obtain patent protection for its products, maintain trade secret protection and operate without infringing on the proprietary rights of others. The Company currently owns over 250 United States patents having various expiration dates between 2003 and 2019, and also has certain foreign patents. The Company has filed, and intends to file, applications for additional patents covering its products. There can be no assurance that any of these patent applications will be granted, or that the Company will develop additional products that are patentable and do not infringe upon the patents of others, or that the patents issued to or licensed by the Company will provide the Company with a competitive advantage or adequate protection for its products. In addition, there can be no assurance that the Company's competitors will not develop technology or know-how, to obtain patents, that could limit the Company's ability to compete in the future or that patents issued to or licensed by the Company will not be challenged, invalidated or circumvented by others.

        Pending Litigation.    The Mobile and Wireless, Retail Automation and ADC industries are characterized by substantial litigation regarding patent and other intellectual property rights. The Company aggressively defends its patents and other proprietary rights. There can be no assurance that others will not assert claims against the Company that result in litigation. Any such litigation could result in significant expense, adversely impact the Company's marketing, give rise to certain indemnity rights on the part of customers and divert the Company's attention from other matters. If any of the Company's products were found to infringe a third-party patent, the third party could be entitled to injunctive relief, which would prevent the Company from selling any such infringing products. In addition, the Company could be required to pay monetary damages. Although the Company could seek a license to sell products determined to infringe a third-party patent, there can be no assurance that a license would be available on terms acceptable to the Company. The Company could also attempt to redesign any infringing products so as to avoid infringement, although any effort to do so could be expensive and time-consuming, and there can be no assurance the effect would be successful. There can be no assurance that such litigation will not have a material adverse effect on the results of operations, financial position or cash flows. See "Business—Intellectual Property" and "Legal Proceedings."

        Competition.    The Mobile and Wireless, Retail Automation and ADC industries are highly competitive with rapid technological change, product improvements, new product introduction and intellectual property developments representing key competitive factors. The Company also competes on the basis of innovative design, high quality manufacturing, technical expertise in scanning, level of sales and support services, price and overall product functionality, and fitness for use. Failure to keep pace with product and technological advances could negatively affect the Company's competitive position and prospects for growth. Several of the Company's competitors have substantially greater financial, technical, marketing and other resources than the Company. As a result, they may be able to respond more quickly to new or emerging technologies and to changes in customer requirements, or to devote greater resources to the development, promotion and sale of their products, than the Company. In addition, other larger corporations could enter the Mobile and Wireless, Retail Automation and ADC industries. Increased competition would likely result in average selling price reductions, reduced operating margins or loss of market share. No assurance can be given that the Company will be able to compete successfully against current and future competitors or that the competitive factors faced by the Company will not adversely affect its business, financial condition or results of operations. See "Business—Competition."

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

        The Company and Optimal Robotics Corp.    (Optimal) entered into an agreement in April 1998, which provided the Company exclusive rights to manufacture U-Scan® Express Self-Checkout Systems until December 31, 2000. On December 31, 2000, the Company's agreement with Optimal was terminated. The Company is currently developing and marketing the QUICKcheck™ Self-Checkout System to major supermarkets and mass merchandisers in a strategic alliance with Kyrus Corporation. There can be no assurance that the Company will successfully manage the transition to selling its new self checkout new products. The failure to do so could have a material adverse effect on the Company's business, financial condition or results of operations.

        Dependence on Sales by Third Parties:    A significant portion of the Company's net sales is dependent upon the ability of its OEM, VAR, distributor and systems integrator customers to develop and sell products that incorporate the Company's scanning products. Factors, including economic conditions, patent positions, inventory positions, the ability to sell the Company's products to end users, regulatory requirements and marketing restrictions that adversely affect the operations of the Company's OEM, VAR, distributor and systems integrator customers can have a substantial impact upon the Company's financial results. No assurances can be given that the Company's OEM, VAR, distributor and systems integrator customers will not experience financial or other difficulties that could adversely affect their operations and, in turn, the results of operations of the Company. During 2001, sales to the Company's largest customer represented approximately 8% of net sales and there were no customers responsible for greater than 10% of net sales. During 2000 net sales to the Company's largest customer were approximately 17%, however the Company's agreement to supply this customer expired on December 31, 2000. There were no customers responsible for greater than 10% of net sales in 1999.

        Risks Associated with International Operations.    The Company's net sales to international customers was $102 million or 54% of net sales in 2001, and $98 million or 41% in 2000. The Company intends to continue to expand its operations outside of the United States and to enter additional international markets, which will require significant management attention and financial resources and which will result in a significant portion of the Company's net sales being subject to the normal risks associated with international sales. Such risks include unexpected changes in regulatory requirements, compliance costs associated with quality control standards, special standards requirements, longer accounts receivable collections in certain geographic regions, tariffs and other barriers, difficulties in staffing and managing international subsidiary operations, potentially adverse tax consequences, country-specific product requirements and political and regulatory uncertainties. There can be no assurance that these factors will not have an adverse impact on the Company's ability to increase or maintain its international sales or results of operations. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Business—Sales and Marketing."

        Exposure to Currency Fluctuations.    Historically, the Company's revenue from international operations primarily has been denominated in United States dollars. During 2001, approximately 54% of its net sales was derived from international operations in foreign currency. The Company expects that a growing percentage of its business will be conducted in currencies other than the United States dollar. As a result, fluctuations in the value of certain foreign currencies could materially affect the Company's business operating results and financial condition. Also, an increase in the value of the United States dollar relative to foreign currencies could make the Company's products more expensive and, therefore, less competitive in certain markets. Due to the constantly changing currency exposures and the volatility of currency exchange rates, there can be no assurance that the Company will not experience currency losses in the future, nor can the Company predict the effect of exchange rate fluctuations upon future operating results.

        Price.    Traditionally, the selling price of the Company's products decreases over the life of the product. The Company endeavors to reduce manufacturing costs of existing products and to introduce new products, functions and other price/performance-enhancing features in order to mitigate the effect of such decreases. To the extent that such cost reductions, product enhancements and new product introductions do not occur in a timely manner or market acceptance is not achieved, the Company's operating results could be materially adversely affected.

        Acquisitions.    The Company has in the past and may in the future acquire businesses or product lines as a way of expanding its product offerings and acquiring new technology. The Company does not expect to complete an acquisition in the near term since its existing debt agreements with its senior and subordinated lenders restrict this type of activity. Failure of the Company to identify future acquisition opportunities and/or effectively integrate businesses that it may acquire could have a material adverse effect on the Company's growth.

        Dependence on Key Vendors.    The Company's ability to produce and ship its products on schedule is highly dependent on timely receipt of an adequate supply of components and materials from its key vendors. The Company currently relies on single suppliers, some of whom manufacture at a number of locations, for some of the key components of its products. The Company could incur significant set-up costs and experience delays in manufacturing should it be necessary to replace key vendors due to work stoppages, shipping delays, quality problems, financial difficulties or other factors. There can be no assurance that these potential costs and delays would not have a material adverse impact on the Company's business or results of operations. See "Business—Manufacturing and Suppliers."

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

        Since customers typically order products for delivery within 7 to 45 days, backlog is not a reliable indication of future results beyond the current quarter. The Company's expense levels are based, in part, on expectations of future revenue. If revenue levels are below expectations, expense levels would be disproportionately high as a percentage of total revenue and operating results would be adversely affected. The Company believes that quarterly period-to-period comparisons of its financial results are not necessarily meaningful and should not be relied upon as an indication of future performance. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

        Government Regulation.    The Company's products and operations are subject to regulation by federal, state and local agencies in the United States and its products are subject to regulation in certain foreign countries where the Company's products are sold. While the Company believes that its products and operations comply with all applicable regulations, there can be no assurance of continued compliance if these regulations were to change. Noncompliance with respect to these regulations could have a material adverse impact on the Company's results of operations. See "Business—Government Regulation."

ITEM 2:    PROPERTIES

        The Company's corporate headquarters are located in Portland, Oregon in a 6,900 square foot facility. The lease will expire on September 30, 2006.

        During 1999, the Company sold its two facilities and a 32-acre parcel of land located in Eugene, Oregon and simultaneously entered into a lease agreement for the facilities, which expires in May 2014. Engineering, marketing and administrative functions are contained in one of the facilities, which is nineteen years old and consists of 54,000 square feet. The second facility, which is fourteen years old and consists of 56,000 square feet, contains manufacturing and warehousing functions. The Company also leases 20,000 square feet for manufacturing and warehousing activities and 9,000 square feet of offsite storage and shop space which are both located within a two miles radius of the main facilities. These leases expire on March 31, 2002 and on June 30, 2002, respectively. Additionally, the Company leases a separate 37,250 square foot facility in Eugene, Oregon for manufacturing and research and development activities, and approximately 26,854 square feet are leased to a subtenant. This lease expires on December 31, 2007.

        Domestically, the Company maintains offices under short-term leases for individual sales and support personnel in or near Dayton, Ohio; Miami, Florida; and Baltimore, Maryland in order to serve North, Central and South America.

        Internationally, the Company maintains offices in or near Tokyo, Beijing, Guangzhou, Sydney, Hong Kong, London, Paris, Milan, Frankfurt, Brussels, Madrid, Malmo, Singapore, Santiago, Istanbul and New Delhi. These offices house from one to 49 people in 300 to 20,400 square foot facilities under short-term leases.

        All of the Company's locations are in good condition and management believes that the Company has sufficient manufacturing capacity for the foreseeable future.

ITEM 3:    LEGAL PROCEEDINGS

Symbol Technologies, Inc.

        In November, 2000, the Company settled all pending litigation with Symbol Technologies, Inc. (Symbol). The agreements resolved all claims between the parties and settled all disputed royalty payments. In addition, the parties amended and clarified the Company's existing license agreement and included certain new patents. The parties also entered into product supply agreements for products that began shipping in early 2001. Under the terms of the supply agreements, the Company agreed to purchase hand-held laser scanners and scan engines from Symbol. Symbol has agreed to purchase fixed position retail PCS scanners from the Company.

        During the fiscal year ended 2000 and 1999, in conjunction with the settlement, the Company recognized a total loss of approximately $12.2 million which included approximately $3.0 in inventory write-offs that were reflected in cost of sales in the consolidated statements of operations in 2000. In addition, all intellectual property and physical assets associated with GAP Technologies, Inc. (GAP), a small company acquired in 1999 were transferred to Symbol.

Lemelson

        On July 21, 1999, the Company and six other prominent leaders in the Automatic Identification and Data Capture industry (Accu-Sort Systems, Inc., Intermec Technologies Corporation, Metrologic Instruments, Inc., Psion Teklogix Corporation, Symbol Technologies, Inc. and Zebra Technologies Corporation) filed a complaint against the Lemelson Medical, Educational & Research Foundation, Limited Partnership (the Lemelson Partnership) in federal court in Reno, Nevada (the Declaratory Judgment Action). The complaint asks the Court for, among other remedies, a judicial declaration that several patents alleged by the Lemelson Partnership to relate to bar code equipment are invalid and unenforceable, and not infringed by end users of bar code equipment. Symbol has agreed to bear approximately half of the legal and related expenses associated with the litigation, with the remaining portion being borne by the other six Auto ID manufacturers, including the Company.

        Although the Lemelson Partnership has not accused the Company or its products of directly infringing any patents, the Lemelson Partnership has contacted many of the Company's and other Auto ID manufacturers' customers demanding a license fee for the so-called "bar code" patents. The Company and the other plaintiffs in the Declaratory Judgment Action have received requests from customers asking that the manufacturers, using their knowledge of the technology at issue, undertake the defense of the claims asserted by the Lemelson Partnership against the customers. Being confident that the patents asserted by the Lemelson Partnership are invalid, unenforceable and not infringed, the Company and the other leaders in the Auto ID equipment industry have undertaken the Declaratory Judgment Action in order to assist and defend customers who have been falsely accused of infringement.

        On October 15, 1999, the Lemelson Partnership moved to dismiss, transfer and/or stay the Declaratory Judgment Action. On March 21, 2000, the Court denied the Lemelson Partnership's motion. The Court also struck one count in the Action (the prosecution laches count) and consolidated the Action with an action brought against the Lemelson Partnership by Cognex Corporation.

        The Company and the other plaintiffs sought permission to file an immediate interlocutory appeal of the Courts decision to dismiss the prosecution laches claim. The United States Court of Appeals for the Federal Circuit (the Circuit Court) granted permission to pursue this interlocutory appeal. On January 24, 2002, the Circuit Court reversed the lower court's decision to strike the prosecution laches claim, revitalizing the Company's and the other plaintiffs' ability to present the prosecution laches claim in the trial of the case.

        On April 12, 2000 the Lemelson Partnership filed its Answer, including a counterclaim against the Company and the other plaintiffs, seeking a dismissal of the case. Alternatively, the counterclaim sought a declaration that the plaintiffs have contributed to, or induced infringement of the particular method claims of the patents-in-suit by the plaintiff's customers. The Company, and as we understand, the other plaintiffs', believe there is no merit in the counterclaim.

        A number of motions and cross-motions for summary judgment have been presented to the Court by the parties during the course of this case. The court has denied all of these motions, and the case will proceed to trial. The trial is set to commence in August 2002. The Company, and as we understand, the other plaintiffs, are confident of prevailing in this case.

International Automated Systems

        International Automated Systems (IAS) filed a lawsuit in July, 1999, against Optimal Robotics and PSC alleging that the Optimal U-Scan self-checkout device infringes certain IAS patents. The U-Scan device is the subject of an agreement between Optimal and PSC. PSC is indemnified by Optimal under the terms of the agreement and Optimal is defending this action on behalf of PSC.

Metrologic Instruments, Inc.

        Metrologic Instruments, Inc. brought suit in October 1999 in the U.S. District Court for the District of New Jersey, alleging infringement of seven patents belonging to Metrologic. The complaint seeks to recover from PSC treble damages and attorney fees. Metrologic's damages expert has calculated damages in a range from $1.7 million to $30.1 million. PSC considers all of Metrologic's patent infringement claims to be without merit. The pretrial discovery and expert discovery phase of the case has been concluded. Pretrial matters remaining include a hearing to address technical issues related to the patents at issue, rulings on motions for summary judgment, and a final pretrial order. These matters should be concluded by August 15, 2002, and the case will be set for trial in the late fall of 2002.

Plesko Suit

        Mr. Plesko, currently an employee of PSC, brought suit in July 2001 in the state courts of New York against PSC and Symbol Technologies, alleging among other things, that PSC had failed to properly exploit technology that it earlier purchased from Mr. Plesko's company, GAP/GEO Technologies, resulting in a loss of royalty revenue. PSC subsequently transferred the technology to Symbol as part of the settlement of claims between PSC and Symbol. The complaint seeks damages of $30.0 million from PSC and a greater amount from Symbol. Symbol alleges that PSC has indemnified Symbol under the settlement agreement but PSC denies any indemnity and no formal cross claim has been filed. PSC considers the complaint to be without merit and intends to vigorously defend the case, which is currently in the pretrial discovery phase. No trial date has yet been set. Initial discussions have thus far failed to produce a settlement agreement among the parties.

ITEM 4:    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        None

DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT

        The Company's executive officers as of December 31, 2001, were as follows:

Name	Age (on 12-31-01)	Position

Edward J. Borey	52	President and Chief Executive Officer
William L. Parnell	45	Executive Vice President and Chief Operating Officer
Paul M. Brown	48	Vice President, Finance, Chief Financial Officer and Treasurer
David L. Sullivan	45	Senior Vice President, Worldwide Sales and Marketing
Marcy L. Edwards	47	Vice President, Senior Counsel and Corporate Secretary
Cecil F. Bowes	58	Vice President, Sales-The Americas, Asia
Phillip A. Eckerdt	54	Vice President, Operations
David L. Latimer	50	Vice President, Product Marketing
George A. Plesko	55	Senior Vice President
Matt D. Schler	45	Vice President, Engineering and Product Development
J. Brad West	44	Vice President, Mobile and Wireless
Michael J. Stachura	46	Vice President, Chief Financial Officer and Treasurer (until 1/01)
Charlie E. Biss	49	Vice President, Verification (until 2/01)
Nigel P. Davis	51	Vice President, Sales-Europe, Middle East, Africa (until 10/01)
G. William Hartman	56	Vice President, Automation (until 7/01)
Elizabeth J. McDonald	48	Vice President, Corporate Counsel and Secretary (until 9/01)

        The Company's Board of Directors as of December 31, 2001 were as follows:

Name	Age (on 12-31-01)

Robert S. Ehrlich	63	Director, Chairman of the Board
Edward J. Borey	52	Director
Jay M. Eastman	53	Director
Thomas J. Morgan	65	Director
James C. O'Shea	56	Director
Terry R. Peets	57	Director
Jack E. Rosenfeld	63	Director
Serge Thill	47	Director
Roberto Tunioli	43	Director
Bert W. Wasserman	69	Director

Information Regarding the Company's Executive Officers as of December 31, 2001

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

        William L. Parnell, Jr. has served as Executive Vice President and Chief Operating Officer since rejoining the Company in October 2000. He was Chief Operating Officer and Senior Vice President of the Company from May 1999 until January 2000 and Vice President, Operations from October 1996 until May 1999. Prior thereto, he was Vice President—Operations of Spectra from November 1990 until October 1996. Mr. Parnell received a B.S. degree in Physics from Utah State University and an M.B.A. degree from the University of Washington.

        Paul M. Brown has served as Vice President, Finance, Chief Financial Officer and Treasurer since April 2001. Prior to joining the Company, Mr. Brown held senior management positions with TRM Corporation, a publicly traded company that operates an international network of ATMs and copy machines, and with SMC Corporation, a manufacturer of motorized recreational vehicles. A CPA, Mr. Brown has also worked as a consultant for Arthur Andersen &Co., and holds a B.S. degree from Portland State University.

        David L. Sullivan has served as Senior Vice President, Worldwide Sales and Marketing since July 2001. Prior to joining the Company, Mr. Sullivan spent over 20 years with NCR Corporation in various sales, marketing and management roles. More recently, he served as Vice President of the Availability Services division of Comdisco.

        Marcy L. Edwards has served as Vice President and General Counsel since July 2001. Ms. Edwards is a member of the Oregon and Washington State Bars, and her practice for the past 14 years has focused on corporate and intellectual property matters. She has worked as corporate counsel for 2 high-tech firms in the Portland, Oregon area, from 1988 to 1991 with Mentor Graphics Corporation, and from 1991 to 1998 with Analogy Inc. Immediately prior to joining the Company, she was in private practice as a lawyer. She holds a B.A. degree from Lewis & Clark College and a J.D. degree from the Northwestern School of Law, at Lewis & Clark College.

        Cecil F. Bowes has served as Vice President, Sales—The Americas, Asia Pacific Rim since December 1996. Prior thereto, he was Group Director, North America for Spectra-Physics Scanning Systems, Inc. (Spectra) from November 1990 until December 1996. Mr. Bowes holds a B.S. degree in Education from the University of Dayton.

        Phillip A. Eckerdt has served as Vice President, Operations since May 1999 and Director of Materials from July 1996 until May 1999. Prior thereto, he was Director of Materials for Spectra from November 1990 until July 1996. Mr. Eckerdt holds a B.S. degree in Psychology from Washington State University and an M.S. degree in International Management from the University of Oregon.

        David L. Latimer has served as Vice President, Product Marketing since May 1998. Prior thereto, he was Vice President of Product Marketing at Percon Inc. (Percon), Eugene, Oregon, a manufacturer of bar code reading products, from February 1997 to May 1998 and Director of Product Marketing at Spectra from December 1987 until February 1997. He received B.S. and M.S. degrees from Michigan State University and University of Wisconsin—Milwaukee, respectively, and holds an M.B.A. degree from Harvard Business School.

        George A. Plesko has served as Senior Vice President since December 1999. Prior to joining the Company, Mr. Plesko was President, CEO, Chairman and majority stockholder of GAP, which he founded in 1989. GAP was engaged in the design, development and manufacture of miniature electro-optical scanning devices. Prior to founding GAP, he served as a director at Mars Electronics International, Inc. Mr. Plesko received a B.S. degree in Physics and an M.S. degree in Nuclear Physics from the Pennsylvania State University.

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

        J. Brad West has served as Vice President, Mobile and Wireless since December 2000 and as Director of Materials from January 2000 until December 2000. Prior thereto, Mr. West was Vice President of Operations at Percon from April 1996 to January 2000. Mr. West also served in the role of Chief Operating Officer for Percon from January 1997 to November 1999. Mr. West received a B.S. degree in Business Administration from Lewis and Clark College and an M.B.A. degree from UCLA.

        Michael J. Stachura served as Vice President, Treasurer and Chief Financial Officer since November 2000 and was Vice President, Finance from September 1997 until November 2000. On January 26, 2001, Mr. Stachura left the Company.

        Charles E. Biss served as Vice President, Verification Products since January 1996, as General Manager, Verification Products (1995-1996) and as Product and Technical Support Manager (1985-1995). Mr. Biss served the Company in a variety of technical and production related roles since 1973. On February 16, 2001, Mr. Biss left the Company.

        Nigel P. Davis served as Vice President, Sales—Europe, Middle East, Africa (EMEA) since July 1996. Mr. Davis left the Company on October 1, 2001.

        G. William Hartman served as Vice President, Automation since September 1997. Mr. Hartman left the Company on July 13, 2001.

        Elizabeth J. McDonald served as Secretary since December 2000, as Vice President since July 1999 and as Corporate Counsel since September 1997. Ms. McDonald left the Company on September 1, 2001.

Information Regarding Members of the Board of Directors as of December 31, 2001

        Robert S. Ehrlich has served as a director of the Company since 1983, has been Chairman of the Board of Directors since April 1997 and was interim Co-Chief Executive Officer from August 25, 2000 until December 4, 2000. He was Vice Chairman of the Board of Directors from February 1997 until April 1997. He was also Chairman of the Board of Directors from December 1987 until July 1992. from January 1995 until December 1996, Mr. Ehrlich was engaged to provide consulting services to the Company. From August 1991 until December 1994, Mr. Ehrlich was employed by the Company as a senior management executive. Mr. Ehrlich has been Chairman of the Board of Electric Fuel Company ("EFC") since January 1993 and Chief Financial Officer of EFC since May 1991. EFC is an Israel-based company engaged in the research, development and commercialization of advanced zinc air battery products.

        Dr. Jay M. Eastman has served as a director of the Company since April 1996. He also served as Senior Vice President, Strategic Planning from December 1995 until October 1997 and as Executive Vice President of the company from December 1987 until December 1995. Dr. Eastman is President, Chief Executive Officer and major shareholder of Lucid, Inc., Rochester, New York, a corporation he founded in November 1991. Lucid designs and manufactures custom electro-optical instrumentation for application in fields such as desktop publishing and medical diagnosis. Dr. Eastman holds Ph.D. and Bachelor degrees in Optics from the University of Rochester and is an inventor on 18 United States patents owned by the Company. Dr. Eastman is also a director of EFC and was a director until April 30, 2001 of Centennial Technologies, Inc., Wilmington, Massachusetts, a manufacturer of PC Card-based solutions to original equipment manufacturers.

        Thomas J. Morgan has served as a director of the Company since April 1996. Mr. Morgan was the President and Chief Executive Officer from October 1984 until January 1993 and Chairman of the Board from January 1993 until January 1995 of Verax Systems, Inc., Rochester, New York, a manufacturer of data collection and specialized software for statistical process control. Mr. Morgan is also a director of Tru II Form, Inc., Seal Beach, California, a woman's fitness studio.

        James C. O'Shea has served as a director of the Company since 1989. He has been Chairman of the Board and Chief Executive Officer of Bioject Medical Technologies, Inc., a medical device manufacturer of needle-free injection systems in Portland, Oregon, since April 1995. Prior thereto, he was President of Biopure Corporation, a biotechnology company in Cambridge, Massachusetts, from January 1989 until April 1995.

        Terry R. Peets has served as a director of the Company since December 2000. Mr. Peets has been Chairman of the Board of Bruno's Supermarkets, Inc. since 1999. He served as President, Chief Executive Officer and director of PIA Merchandising Company, Inc., a provider of nationwide retail merchandising services, from 1997 until 1999, and as Executive Vice President of the Vons Companies, Inc., a supermarket chain in Southern California, from 1995 until 1997. From 1977 until 1995, Mr. Peets served in various sales, marketing and operation roles for Ralphs Grocery Co., the most recent of which was as Executive Vice president (1993-1995). Mr. Peets is also a director of Diamond Brands Inc., a consumer products company, and Super Markets Online, a division of Catalina Marketing Corporation, a provider of in-store electronic marketing services, and Doane Pet Care, Inc., a provider of pet care products.

        Jack E. Rosenfeld has served as a director of the Company since 1989. He has been President and Chief Executive Officer of Potpourri Collection, Inc., a consumer catalog company in Medfield, Massachusetts, since 1998. Prior thereto, he was President and Chief Executive Officer of Hanover Direct, Inc. (formerly Horn & Hardart Co.) from September 1990 until January 1996 and President and Chief Executive Officer of its direct marketing subsidiary from May 1988 until January 1996. He is also a director of EFC and Thane International, an electronic retailer.

        Serge Thill serves on the Board of Directors representing the holders of the Series A Preferred Shares. Mr. Thill has been executive director of Hydra Investissements, an industrial holding company located in Luxembourg, since 1997 and has been President of European Corporate Services, a consulting firm based in Luxembourg, since 1998. From 1994 until 1998, Mr. Thill was a senior partner of Companies & Trust Promotion, a company specializing in administrative and domiciliary services to international firms. Prior thereto, he held senior positions at Credito Romagnolo (1992-1994) and Kradietrust (1988-1992), entities in the financial industry located in Luxembourg.

        Roberto Tunioli served on the Board of Directors from 2000 until July 2001, representing the holders of the series A Preferred Shares. He is president and CEO of Datalogic S.P.A., an Italian firm in the Auto ID industry.

        Bert W. Wasserman has served as a director of the Company since May 1999. He was interim Co-Chief Executive Officer from August 25, 2000 until December 4, 2000. Mr. Wasserman served as Executive Vice president and Chief Financial Officer of Time Warner, Inc. from 1990 until his retirement in 1995 and served on the Board of Directors of Time Warner, Inc. and its predecessor company, Warner Communications, Inc., from 1981 to 1995. He joined Warner Communications, Inc. in 1966 and had been an officer of that company since 1970. Mr. Wasserman is a director of several investment companies in the Dreyfus Family of Funds. He is a director Malibu Entertainment International, Inc., Winstar Communications, Inc. and Lillian Vernon Corporation.

PART II

ITEM 5:    MARKET FOR REGISTRANT'S COMMON EQUITY AND
RELATED SECURITY HOLDER MATTERS

        The Company's Common Shares traded on The Nasdaq Stock Market® under the symbol PSCX. The following table sets forth, for the periods indicated, the high and low sale prices for the Common Shares.

	High	Low
2001
Fourth Quarter	$0.85	$0.40
Third Quarter	$1.15	$0.74
Second Quarter	$1.31	$0.94
First Quarter	$1.78	$0.88
2000
Fourth Quarter	$2.94	$0.50
Third Quarter	$8.38	$2.50
Second Quarter	$8.22	$3.50
First Quarter	$9.00	$4.25

        As of December 31, 2001, there were approximately 1,263 holders of record of Common Shares, and 12.8 million shares outstanding.

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

ITEM 6:    SELECTED FINANCIAL DATA
(All Amounts in Thousands, Except Per Share Data)

        The selected consolidated financial data presented below for each of the five years in the period ended December 31, 2001 have been derived from the Company's consolidated financial statements, which statements have been audited by Arthur Andersen LLP, independent public accountants, as indicated in their reports thereon. The selected consolidated financial data should be read in conjunction with the Consolidated Financial Statements and Notes thereto included elsewhere in this report.

	Year Ended December 31,
	2001	2000	1999	1998	1997
	(All Amounts in Thousands, Except Per Share Data)
Statement of Operations Data:
Net sales	$187,586	$240,883	$231,324	$217,223	$207,840
Cost of sales	115,052	158,948	134,049	126,350	122,995

Gross profit	72,534	81,935	97,275	90,873	84,845
Operating expenses:
Engineering, research and development	16,534	22,207	18,075	15,665	13,429
Selling, general and administrative	45,633	51,450	45,185	42,069	43,743
Debt restructuring costs	3,576	329	—	—	—
Severance and other costs	1,530	4,883	1,923	—	4,191
Loss on royalty settlement	—	2,781	6,400	—	—
Loss on asset write-downs	3,000	8,632	—	—	—
Merger related costs	—	959	—	—	—
Amortization of intangibles from business acquisitions	10,781	11,094	6,419	6,822	6,715

Income/(loss) from operations	(8,520)	(20,400)	19,273	26,317	16,767
Interest and other (income)/expense	14,603	13,951	7,024	9,833	12,016

Income/(loss) from continuing operations before income tax provision/(benefit)	(23,123)	(34,351)	12,249	16,484	4,751
Income tax provision/(benefit)	194	20,711	4,287	5,968	1,761

Income/(loss) from continuing operations before cumulative effect of accounting change	(23,317)	(55,062)	7,962	10,516	2,990
Cumulative effect of accounting change gain/(loss)	838	—	—	—	—
Loss from discontinued operations	—	—	—	—	(101)

Net income/(loss)	$(22,479)	$(55,062)	$7,962	$10,516	$2,889

Net income/(loss) per common and common equivalent share:
Basic:
Continuing operations	$(1.85)	$(4.56)	$0.67	$0.90	$0.27
Cumulative effect of accounting change	0.07	—	—	—	—
Discontinued operations	—	—	—	—	(0.01)

Net income/(loss)	$(1.78)	$(4.56)	$0.67	$0.90	$0.26

Diluted:
Continuing operations	$(1.85)	$(4.56)	$0.58	$0.75	$0.25
Cumulative effect of accounting change	0.07	—	—	—	—
Discontinued operations	—	—	—	—	(0.01)

Net income/(loss)	$(1.78)	$(4.56)	$0.58	$0.75	$0.24

Weighted average number of common and common equivalent shares:
Basic	12,611	12,077	11,942	11,713	11,197
Diluted	12,611	12,077	13,751	13,993	11,843
	As of December 31,
	2001	2000	1999	1998	1997
Balance Sheet Data:
Cash and cash equivalents	$1,865	$5,461	$1,402	$6,180	$2,271
Working capital (deficit)	(103,604)	20,304	16,845	16,827	12,112
Total assets	135,717	174,879	166,741	171,263	172,798
Long-term debt, including current maturities	119,349	132,081	73,866	93,208	108,554
Total shareholders' equity (deficit)	(27,179)	(3,225)	51,333	44,199	29,330

ITEM 7:    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
(All Amounts in Thousands)

        The following discussion should be read in conjunction with the Consolidated Financial Statements and the Notes thereto appearing elsewhere in this report.

Critical Accounting Policies and Estimates

        The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to revenue recognition, bad debts, inventories, warranty obligations, impairment of long-term assets, and income taxes. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We believe the following critical accounting policies and the related judgments and estimates affect the preparation of our consolidated financial statements.

        Revenue Recognition.    Our policy is to generally recognize revenue upon delivery of our products to our customers and the fulfillment of all contractual terms and conditions, pursuant to the guidance provided by Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements (SAB 101), issued by the Securities and Exchange Commission, and SOP 97-2, as amended "Software Revenue Recognition."

        Revenue related to the sales of the Company's scanning products is generally recognized when products are shipped or services are rendered, the risk of loss has passed to the customer, the sales price is fixed or determinable, and collectibility is reasonably assured. Some distributors and dealer agreements allow for return of product and/or price protection under certain conditions within limited time periods. The Company maintains a reserve for sales returns and price adjustments based on historical experience and other qualitative factors. Service and maintenance sales are recognized over the contract term.

        Allowance for Doubtful Accounts.    Our policy is to maintain allowances for estimated losses resulting from the inability of our customers to make required payments. Credit limits are established through a process of reviewing the financial history and stability of each customer. Where appropriate, we obtain credit rating reports and financial statements of the customer when determining or modifying their credit limits. We regularly evaluate the collectibility of our trade receivable balances based on a combination of factors. When a customer's account balance becomes past due, we initiate dialogue with the customer to determine the cause. If it is determined that the customer will be unable to meet its financial obligation to us, such as in the case of a bankruptcy filing, deterioration in the customer's operating results or financial position or other material events impacting their business, we record a specific allowance to reduce the related receivable to the amount we expect to recover given all information presently available.

        We also record a specific allowance for other customers' estimated losses based on certain other factors including the length of time the receivables are past due and historical collection experience with individual customers. If the financial conditions of those customers were to deteriorate, however, resulting in their inability to make payments, we may need to record additional allowances, which would result in additional selling, general and administrative expenses being recorded for the period in which such determination was made.

        Inventory Reserves.    As both a designer and manufacturer of bar code verification products, we are exposed to a number of economic and industry factors that could result in portions of our inventory becoming either obsolete or in excess of anticipated usage. These factors include, but are not limited to, technological changes in our markets, our ability to meet changing customer requirements, competitive pressures in products and prices, and the availability of key components from our suppliers. Our policy is to establish inventory reserves when conditions exist that suggest that our inventory may be in excess of anticipated demand or is obsolete based upon our assumptions about future demand for our products and market conditions. We regularly evaluate the ability to realize the value of our inventory based on a combination of factors including the following: historical usage rates, forecasted sales or usage and new product introductions.

        Product Warranties.    Our products are sold with warranty provisions that require us to remedy deficiencies in quality or performance of our products over a specified period of time at no cost to our customers. Our policy is to establish warranty reserves at levels that represent our estimate of the costs that will be incurred to fulfill those warranty requirements at the time that revenue is recognized. We believe that our recorded liability at December 31, 2001, is adequate to cover our future cost of materials, labor and overhead for the servicing of our products sold through that date. If actual product failures, or material or service delivery costs differ from our estimates, our warranty liability would need to be revised accordingly.

        Impairment of Long Lived Assets.    We account for the impairment of long-lived assets, including goodwill, in accordance with Financial Accounting Standards Board (FASB) Statement No. 121 and, beginning in fiscal year 2002, will account for it in accordance with FASB Statement No. 142 and 144. The Company tests for impairment using undiscounted cash flows and calculates the amount of impairment loss, if any, based on estimated fair value. Estimates of future cash flows require judgment and may change based on, among other things, the market for our products, technology advances, and customer relations.

        Income Taxes.    The Company has recorded a valuation allowance to reduce deferred tax assets to the amount that is more likely than not to be realized. The Company has assessed the valuation allowance based primarily upon our estimate of future taxable income. The Company has currently provided a 100% valuation allowance on its deferred tax assets.

Results of Operations

        The following table sets forth, for the years indicated, certain consolidated financial data expressed as a percentage of net sales.

	Year Ended December 31,
	2001		2000		1999
	(Dollars in Thousands)
Net sales	$187,586	100.0%	$240,883	100.0%	$231,324	100.0%
Cost of sales	115,052	61.3	158,948	66.0	134,049	58.0

Gross profit	72,534	38.7	81,935	34.0	97,275	42.0
Operating expenses:
Engineering, research and development	16,534	8.8	22,207	9.2	18,075	7.8
Selling, general and administrative	45,633	24.3	51,450	21.4	45,185	19.5
Debt restructuring costs	3,576	1.9	329	0.1	—	—
Severance and other costs	1,530	0.8	4,883	2.0	1,923	0.8
Loss on royalty settlement	—	—	2,781	1.2	6,400	2.8
Loss on asset write-downs	3,000	1.6	8,632	3.6	—	—
Merger related costs	—	—	959	0.4	—	—
Amortization of intangibles from business acquisitions	10,781	5.7	11,094	4.6	6,419	2.8

Income/(loss) from operations	(8,520)	(4.5)	(20,400)	(8.5)	19,273	8.3
Interest and other (income)/expense	14,603	7.8	13,951	5.8	7,024	3.0

Income/(loss) before income tax provision	(23,123)	(12.3)	(34,351)	(14.3)	12,249	5.3
Income tax provision	194	0.1	20,711	8.6	4,287	1.9

Income/(loss) before cumulative effect of accounting change	(23,317)	(12.4)	(55,062)	(22.9)	7,962	3.4
Cumulative effect of accounting change	838	0.4	—	—	—	—

Net income/(loss)	$(22,479)	(12.0)%	$(55,062)	(22.9)%	$7,962	3.4%

Overview

        PSC Inc. (the Company) is undergoing a significant restructuring effort to modify its cost structure and recapitalize its balance sheet. Throughout this filing, the effort is variously referred to as a restructuring, a recapitalization or revitalization. All of these terms comprise the same activity, the objective of which is to return the Company to profitability and correct the Company's over-leveraged balance sheet condition. This restructuring effort was initiated in November 2000.

        In 2000, a series of adverse events caused the Company to default on its loan covenants, fall short of its profit performance objectives, and lose market share to competitors. The impact of these events resulted in significant losses and increase in debt. This condition has continued into 2001. The significant events were:

  •
  Termination of the Optimal Robotics manufacturing agreement (the Optimal agreement) on December 31, 2000. This agreement contributed approximately $40.0 million in revenue in 2000, and no revenue in 2001. Profit contribution for this business was approximately 35% in 2000.

  •
  Purchase of Percon, Inc. in January 2000. The purchase of this manufacturer of wireless and batch portable data terminals, software and related equipment accelerated the Company's launch into the mobile and wireless solutions business. However, the $61.0 million transaction was paid in cash and financed entirely by an increase in indebtedness. Revenue and profit performance fell short of forecasts, resulting in a cash drain on the Company.

  •
  Impact of competition in the fixed scanner market. NCR, a significant competitor in the fixed scanner market, introduced and successfully marketed new products into the Retail fixed scanning market. The Company did not effectively counteract this product introduction and marketing campaign, resulting in lost market share and decreased revenues.

  •
  The Company announced its intent to merge with another company in the ADC industry in June 2000. That proposed transaction did not close, and a termination agreement was signed on July 24, 2000. The uncertainty created during this period adversely affected relationships with customers, suppliers and employees. In turn, this uncertainty distracted management from business operations and sales activities, resulting in lower revenues and profits.

  •
  Settlement of litigation with Symbol in November 2000 provided for resolution of legal costs incurred by both companies, but the settlement costs to PSC involved royalty payments for prior sales of approximately $12.2 million in 1999 and 2000, including a write-off of $3.0 million in inventory related to products that PSC could no longer manufacture.

        In November 2000, the Company announced a restructuring plan to reduce its debt and to achieve future profitability and growth. These restructuring plans included replacement of executive management, consolidation of redundant administrative activities, sale or disposal of unprofitable operations and streamlining of product lines and production operations to reduce cost and increase profit contribution for products sold.

        In February 2001, the Company sold its verification and imager product lines for $3.8 million. The gain on the sale was $3.2 million.

        In May 2001, the Company sold its Webster, New York facility for $5.0 million. The transaction resulted in a gain of $0.1 million in 2001, after a write-down of the facility value in 2000 of $7.9 million.

        In July 2001, the Company sold its LazerData business for $6.4 million. The loss on the sale was $2.9 million.

        During 2001, 50% of all asset disposition proceeds were applied to reduce indebtedness to PSC's senior lenders, in accordance with the Company's lending arrangements.

        In July 2001, the Company completed the process of hiring a new executive management team and relocated its Corporate headquarters to Portland Oregon.

        In September 2001, the Company substantially completed its restructuring process with a further reduction in costs and expenses, including staffing costs. Total severance and other restructuring costs paid during 2001 and 2000 were approximately $1.5 million and $4.9 million, respectively. Debt restructuring costs for legal and consulting totaled $3.6 million in 2001. Total cost reductions related to all restructuring activities, including sales of businesses referred to above, was estimated to be approximately $40.0 million on an annualized basis.

        Also in September 2001, the Company initiated efforts to attract new equity capital to reduce and refinance its indebtedness and provide additional equity resources to support ongoing operations. At December 31, 2001, that effort is ongoing. These efforts relating to a restructuring may result in a material dilution of all currently issued and outstanding equity interests, and it is possible that under certain circumstances all such interests may be extinguished.

For the Year ended December 31, 2001

        Net Sales.    Net sales of $187.6 million for the year ended December 31, 2001 decreased 22.1% over 2000. The decrease in net sales is primarily due to the termination of the Optimal agreement on December 31, 2000 and the sale of its verification and imager products and the sale of its LazerData business.

        Gross Profit.    Gross profit of $72.5 million for the year ended December 31, 2001 decreased 11.5% from 2000. As a percentage of sales, gross profit was 38.7% in 2001 compared to 34.0% in 2000. Gross profit dollars decreased primarily due to lower sales volume. Gross profit percentage increased primarily due to the elimination of lower profit products from the Company's product offerings, and cost reductions in production that related to the Company's restructuring effort, and the non-recurring effect from the Symbol settlement in 2000.

        Engineering, Research and Development (ER&D).    In 2001, the Company continued its commitment to the development of new products. ER&D expenses of $16.5 million for the year ended December 31, 2001 decreased from 2000 by $5.7 million or 25.5%. As a percentage of sales, ER&D decreased to 8.8% from 9.2% in 2000. The 2001 dollar and percentage decreases were primarily due to the consolidation of ER&D activities to Eugene, OR.

        Selling, General and Administrative (SG&A).    SG&A expenses of $45.6 million for the year ended December 31, 2001 decreased $5.8 million or 11.9%. As a percentage of sales, SG&A increased to 24.3% in 2001 from 21.4% in 2000, primarily due to lower sales. The 2001 dollar decrease is primarily attributed to the consolidation of operations to Eugene, OR and Portland, OR, and reduction in workforce.

        Debt Restructuring Costs.    During 2001, the Company recorded debt restructuring costs of $3.6 million, and $0.3 million for 2000.

        Severance and Other Costs.    During 2001, the Company recorded a pretax charge of $1.5 million for employee severance and benefit costs for the elimination of approximately 50 positions resulting from restructuring actions in connection with the Company's production and administrative personnel.

        Loss on Asset Write-downs.    A $3.0 million loss was recorded during 2001 in connection with the investment in a privately held manufacturer of electronic price display systems.

        Interest and Other Expense.    Interest and other expense increased $0.7 million versus the comparable period in 2000. The increase is primarily due to additional borrowings and bank fees incurred in connection with amendments and waivers obtained from its senior and subordinated debt holders.

        Income Tax Provision.    In 2000, the Company provided a 100% valuation allowance on deferred tax assets, which resulted in a significant tax provision. The Company's tax provision in 2001 is due to foreign income taxes. The company continues to provide 100% valuation allowance on deferred tax assets.

For the Year ended December 31, 2000

        Net Sales.    Net sales of $240.9 million for the year ended December 31, 2000 increased 4.1% over 1999. The increase in net sales is primarily due to the inclusion of Percon product sales and increased sales of U-Scan® Express Self-Checkout Systems and engine products offset by a decline in retail fixed position and handheld product sales combined with a $7.9 million impact of unfavorable foreign currency exchange rates. International net sales increased 10% over the previous year primarily due to sales of U-Scan® Express Self-Checkout Systems, and represented 61% of net sales in 2000 versus 58% in 1999.

        Gross profit.    Gross profit of $81.9 million for the year ended December 31, 2000 decreased 15.8% over 1999. As a percentage of sales, gross profit was 34.0% in 2000 compared to 42.0% in 1999. Gross profit dollars and percentage decreased primarily due to the combination of lower selling prices and a change in product mix, in addition to, inventory reserves/write-offs that were recorded primarily as a result of the royalty settlement with Symbol and the Company's strategic plan to consolidate its Webster, New York operations with its Eugene, Oregon operations.

        Engineering, Research and Development (ER&D).    In 2000, the Company continued its commitment to the development of new products. ER&D expenses of $22.2 million for the year ended December 31, 2000 increased $4.1 million or 22.8%. As a percentage of sales, ER&D increased to 9.2% from 7.8% in 1999. The 2000 dollar and percentage increases were primarily due to additional investments to develop new products and enhance existing products, and the inclusion of expenditures incurred by GAP and Percon, which were acquired in December 1999 and January 2000, respectively.

        Selling, General and Administrative (SG&A).    SG&A expenses of $51.5 million for the year ended December 31, 2000 increased $6.3 million or 13.9%. As a percentage of sales, SG&A increased to 21.4% in 2000 from 19.5% in 1999. The 2000 dollar and percentage increases are primarily attributed to the inclusion of Percon's expenditures, additional investments in the Company's marketing organization and marketing programs, and higher litigation.

        Debt Restructuring Costs.    During 2000, the Company recorded debt restructuring costs of $0.3 million.

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

        During the fourth quarter of 2000, the Company recorded a pretax charge of $2.6 million for employee severance and benefit costs for the elimination of approximately 140 positions resulting primarily from the strategic plan to consolidate its operations in Webster, New York with its operations in Eugene, Oregon. The Company utilized $0.2 million of the accrual in 2000. As of December 31, 2000, the amount of the severance accruals was approximately $2.7 million, which relates to current contractual obligations.

        Loss on Royalty Settlement.    In 2000 and 1999, the Company recorded a pretax charge of $2.8 million and $6.4 million, respectively, in connection with the royalty settlement with Symbol. Additionally, inventory write-offs of approximately $3.0 million were reflected in cost of sales in 2000.

        Loss on Asset Write-downs.    Of the total $8.6 million loss recognized, $7.9 million was recorded in connection with the sale of the Webster, New York facility.

        Merger Related Costs.    The Company recorded a pretax charge of approximately $1.0 million during the second quarter of 2000 for expenses related to the termination of merger related activities.

        Interest and Other Expense.    Interest and other expense increased $6.9 million versus the comparable period in 1999. The increase is primarily due to additional borrowings of $58.0 million in January 2000 to finance the acquisition of Percon, and bank fees incurred in connection with amendments and waivers obtained from its senior and subordinated debt holders.

        Income Tax Provision.    The Company's effective tax rate was (60.3%) in 2000 versus 35.0% in 1999 primarily due to an increase in the valuation allowance to fully reserve the deferred tax assets, in addition to, the exclusion of the nondeductible goodwill amortization recorded in connection with the Percon acquisition.

Liquidity and Capital Resources

        Current assets decreased $14.8 million from December 31, 2000 primarily due to a decrease in cash, accounts receivable and inventory levels. Current liabilities increased $109.1 million from December 31, 2000 primarily due to the reclassification of all long-term debt to current portion of long-term debt. As a result, net working capital decreased $123.9 million at December 31, 2001, compared to prior year.

        Cash flow from operating activities was a use of cash of $(422) in 2001 and a source of cash of $8,155 and $21,123 in 2000 and 1999, respectively. The most significant difference between net income/(loss) and cash (used) provided was depreciation, amortization and deferred taxes.

        Property, plant and equipment expenditures totaled $2.9 million in 2001 and $3.6 million in 2000. The 2001 expenditures primarily related to new product tooling, computer software and hardware, and manufacturing equipment. The 2000 expenditures primarily related to manufacturing equipment, new product tooling and computer hardware.

        At December 31, 2001, liquidity immediately available to the Company consisted of cash and cash equivalents of $1.9 million. The Company had a revolving credit facility totaling $34.0 million, of which, $30.4 million was outstanding at December 31, 2001. The Company is required to use at least 50% of its net cash proceeds from its non-core asset sales to repay amounts borrowed under its senior credit facilities.

        The Company is required to meet certain financial covenants in relation to its senior and subordinated credit facilities including, but not limited to, adjusted EBITDA and capital expenditures. The senior debt and subordinated term loan agreements also restrict payment of dividends and limit stock repurchases. The Company was in compliance with or has received waivers for these covenants as of December 31, 2001.

        In March 2002, the Company and its lenders reached an agreement in principle to extend the maturities of the Company's existing financing facilities to August 1, 2002. The extension documents were signed and effective on April 3, 2002.

        The terms of the financing arrangements with the Company's senior lenders are substantially unchanged from the previously disclosed April 13, 2001 modification agreement. Among other provisions, the commitment from the senior lender for the working capital facility is $34.0 million and the commitment for fixed financing is $60.2 million. The interest rate for the senior credit facilities is prime + 3.50%. The Company is required to apply 50% of net cash proceeds from asset sales to repay amounts borrowed under its senior credit facilities.

        In connection with the subordinated credit facility, the terms of the financing arrangements are substantially unchanged from the previously disclosed April 13, 2001 modification agreement.

        In connection with the debt modification agreements reached with its lenders on April 13, 2001, the Company accrued $4.1 million for debt modification fees payable and recorded a related discount on the debt. Debt discount is being amortized through the expiration date of the prior amendment, which was dated April 1, 2002. The Company's total contractual obligations at December 31, 2001 consists of debt of $119.3 million, which is all current, and aggregate operating lease commitments of approximately $18.2 million.

        The Company is required to achieve certain milestones in its recapitalization process and maintain certain financial covenants related to its senior and subordinated credit facilities. At December 31,

2001, the Company was in compliance with, or had received waivers from all covenants. However, management is uncertain as to whether the Company will remain in compliance with these covenants.

        The Company has experienced recurring losses from operations, has undergone repeated renegotiations with its lenders of senior and subordinated indebtedness and has a significant working capital deficit. All of the Company's debt, totaling $119.3 million at December 31, 2001, is current.

        These matters present the Company with a liquidity issue and raises substantial doubts about its ability to continue as a going concern. Management's plans in regard to these matters are discussed below. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result, should the Company be unable to continue as a going concern.

Management's Plans

        In November 2000, the Company announced a restructuring plan to reduce its debt and to achieve future profitability and growth. These restructuring plans included replacement of executive management, consolidation of redundant administrative activities, sale or disposal of unprofitable operations and streamlining of product lines and production operations to reduce cost and increase profit contribution for products sold.

        In February 2001, the Company sold its verification and imager product lines for $3.8 million. The gain on the sale was $3.2 million, recorded in other income/expense on the consolidated statement of operations.

        In May 2001, the Company sold its Webster, New York facility for $5.0 million. The transaction resulted in a gain of $0.1 million in 2001, after a write-down of the facility value in 2000 of $7.9 million.

        In July 2001, the Company sold its LazerData business for $6.4 million. The loss on the sale was $2.9 million recorded in other (income)/expense in the consolidated statement of operations.

        During 2001, 50% of all asset disposition proceeds were applied to reduce indebtedness to PSC's senior lenders.

        In July 2001, the Company substantially completed the process of hiring a new executive management team and relocated its Corporate headquarters to Portland Oregon.

        In September 2001, the Company completed its restructuring process with a further reduction in costs and expenses, including staffing costs. Total severance and other restructuring costs during 2001 and 2000 were approximately $1.5 million and $4.9 million, respectively. Debt restructuring costs for legal and consulting totaled $3.6 million in 2001. Total cost reductions related to all restructuring activities, including sales of businesses referred to above, was estimated to be approximately $40.0 million on an annualized basis.

        Also in September 2001, the Company initiated efforts to attract new equity capital to reduce and refinance its indebtedness and provide additional equity resources to support ongoing operations. The Company has secured the services of an investment banking firm to assist in this effort. At December 31, 2001, these efforts are ongoing. These efforts relating to a restructuring may result in a material dilution of all currently issued and outstanding equity interests, and it is possible that under certain circumstances all such interests may be extinguished.

        Management's cash flow projections for the Company balances the cash collections from revenue activities with the disbursement requirements for suppliers, capital expenditures and personnel costs. The Company's cost reduction efforts have been focused on achieving a neutral or positive cashflow from operations. Successfully continuing to operate in this neutral to positive cashflow pattern is dependent upon the Company's ability to effectively achieve its sales plan as well as its continued cost control performance. Management believes that its revenue and cost performance objectives are achievable and sustainable during this period of recapitalization. If the Company's performance deviates negatively from the 2002 operating plan, management intends to take all steps necessary to reduce cash costs to rebalance the Company's operations to return to neutral or positive cashflow performance.

        In March 2002, the Company and its lenders reached an agreement in principle to extend the maturities of the Company's existing financing facilities to August 1, 2002. The extension documents were signed and became effective on April 3, 2002. The terms of the extended financing arrangements were substantially unchanged from the prior agreements. The Company is required to achieve certain milestones in its recapitalization process and maintain certain financial covenants related to its senior and subordinated credit facilities. Management believes that a restructuring transaction acceptable to the Company's lenders can be achieved, although there can be no assurance that such a transaction will be accomplished. In the event that the Company is unsuccessful in these restructuring efforts, the lenders would be entitled to exercise their respective rights and remedies under the credit facilities and applicable law, in which case the Company would not have sufficient funds to repay its outstanding debt and no assurance can be given that alternative sources of sufficient financing would be available on acceptable terms, or not at all.

        In the opinion of management, inflation has not had a material effect on the operations of the Company.

ITEM 7A:    QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

        At December 31, 2001, the Company had outstanding foreign currency exchange contracts to sell $6.0 million of Euros. The fair value of these outstanding contracts at December 31, 2001 was $77. The effect of a hypothetical 10% fluctuation in exchange rates for these currencies would be immaterial.

        In 2000, the Company previously designated foreign exchange contracts as hedges under SFAS No. 80 "Accounting for Future Contracts," and deferred the gain or loss associated with these contracts until settlement. On January 1, 2001 the company adopted SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities," however, chose not to designate existing contracts and subsequent contracts entered into as hedges. Therefore, contracts entered into are marked to market in accordance with this statement.

        The net assets of the Company's foreign subsidiaries at December 31, 2001 totaled $24.3 million. The potential loss in net assets resulting from a hypothetical 10% adverse change in quoted foreign currency exchange rates amounts to $2.4 million.

        The fair value of long-term fixed interest rate debt is subject to interest rate risk. Generally, the fair value of fixed interest rate debt will increase as interest rates fall and decrease as interest rates rise. At December 31, 2001, all the Company's debt is classified as current on the balance sheet, and interest rate risk was not material.

        In connection with the debt modification, the Company has agreed to pay the subordinated lenders on a pro rata basis for fees up to a maximum payment of $1.5 million based upon the average prevailing per share market price of the Company's Common Shares on the 15 trading days immediately prior to April 2, 2002, or, if the subordinated lenders elect, April 2, 2003.

        This fee option and certain warrants are accounted for under SFAS No. 133 as derivative instruments. These derivatives do not qualify for hedge accounting, in accordance with SFAS No. 133, because they relate to the Company's stock price and not to the underlying debt with which they were issued. A mark to market gain of $285 on the fee option warrants was recorded as other gains/losses in current earnings for the year ended December 31, 2001.

ITEM 8:    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        This item is submitted as a separate section of this report. See Exhibits in Part IV.

ITEM 9:    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

PART III

ITEM 10:    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        The information required by this item is presented under the captions entitled "Election of Directors—Information Concerning Nominees for Directors and Other Incumbent Members of the Board of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance" contained in the Company's proxy statement for the 2002 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year covered by this report, or in an amendment to this Form 10-K, and is incorporated in this report by reference thereto. The information regarding Executive Officers of the Registrant is found in Part I of this report.

ITEM 11:    EXECUTIVE COMPENSATION

        The information required by this item is presented under the caption entitled "Executive Officer Compensation" contained in the Company's proxy statement for the 2002 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year covered by this report, or in an amendment to this Form 10-K, and is incorporated in this report by reference thereto, except, however, the sections entitled "Corporate Performance Graph" and the "Report of the Compensation Committee of the Board of Directors" are not incorporated in this report by reference.

ITEM 12:    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        The information required by this item is presented under the caption entitled "Security Ownership of Certain Beneficial Owners and Management" contained in the Company's proxy statement for the 2002 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year covered by this report, or in an amendment to this Form 10-K, and is incorporated in this report by reference thereto.

ITEM 13:    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        The information required by this item is presented under the caption "Executive Officer Compensation—Interest of Directors and Management in Certain Transactions" contained in the Company's proxy statement for the 2002 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year covered by this report, or in an amendment to this Form 10-K, and is incorporated in this report by reference thereto.

PART IV

ITEM 14: EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

Index to Financial Statements

Page
(a) (1) Consolidated Financial Statements
Report of Independent Public Accountants	45
Consolidated Financial Statements:
Balance sheets at December 31, 2001 and 2000	46
Statements of Operations for each of the three years in the period ended December 31, 2001	47
Statements of Changes in Shareholders' Equity for each of the three years in the period ended December 31, 2001	48
Statements of Cash Flows for each of the three years in the period ended December 31, 2001	49
Notes to Consolidated Financial Statements	50
(a) (2) Financial Statement Schedules for each of the three years in the period ended December 31, 2001.
Schedule II Valuation and Qualifying Accounts	78

        Other schedules are omitted because of the absence of conditions under which they are required or because the required information is given in the Consolidated Financial Statements or Notes thereto.

(a) (3) Exhibits
3.4	Amended Bylaws of the Company as currently in effect (incorporated by reference to Exhibit 3.1 of the Company's Quarterly Report on Form 10-Q for the quarter ended September 29, 2000 (the "September 29, 2000 Form 10-Q")).
10.20	2000 Employee Stock Purchase Plan incorporated by reference to Exhibit 10.20 of the Company's Annual Report on Form 10-K for the year ended December 31, 2001.
10.38	Waiver dated as of April 1, 2001 with respect to the Credit Agreement dated as of July 12, 1996, as amended, among PSC Scanning Inc., as Borrower, PSC Inc., as Guarantor, the financial institutions party thereto and Fleet National Bank as administrative agent.
10.39	Letter Agreement dated as of April 13, 2001 with respect to the Credit Agreement dated as of July 12, 1996, as amended, among PSC Scanning Inc., as Borrower, PSC Inc., as Guarantor, the financial institutions party thereto and Fleet National Bank as administrative agent.
10.51	Letter Agreement dated April 13, 2001 to the Securities Purchase Agreements and Warrants among PSC Inc., PSC Scanning Inc., and the Purchasers named in the Securities Purchase Agreements dated July 12, 1996, as amended, modified and supplemented.
10.56	Letter Agreement dated April 3, 2002 to the Securities Purchase Agreements and Warrants among PSC Inc., PSC Scanning Inc., and the Purchasers named in the Securities Purchase Agreements dated July 12, 1996, as amended, modified and supplemented.
22.0	Subsidiaries of Registrant
23.0	Consent of Independent Public Accountants, dated April 11, 2001
99.0	Confirmation of Arthur Andersen LLP Representations.

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To The Shareholders of PSC Inc.:

        We have audited the accompanying consolidated balance sheets of PSC Inc. (a New York corporation) and subsidiaries as of December 31, 2001 and 2000, and the related consolidated statements of operations, shareholders' equity (deficit) and cash flows for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

        In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of PSC Inc. and subsidiaries as of December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States.

        The accompanying financial statements have been prepared assuming that the company will continue as a going concern. As discussed in Note 1 of Notes to Consolidated Financial Statements, the Company has incurred recurring losses from operations, has undergone repeated re-negotiations with its lenders of senior and subordinated indebtness, and has a significant working deficit. These matters raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

/s/ ARTHUR ANDERSEN LLP

Portland, Oregon April 11, 2002

PSC INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(All Amounts in Thousands)

	December 31,
	2001	2000
ASSETS
Current Assets:
Cash and cash equivalents	$1,865	$5,461
Accounts receivable, net of allowance for doubtful accounts of $879 and $793, respectively	33,850	39,404
Inventories, net	17,885	22,286
Prepaid expenses and other	3,195	4,489

Total current assets	56,795	71,640
Property, Plant and Equipment, net	8,997	15,809
Intangible and Other Assets, net	69,925	87,430

Total assets	$135,717	$174,879

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
Current Liabilities:
Current portion of long-term debt	$119,349	$7,580
Accounts payable	17,325	25,729
Accrued expenses	19,889	11,128
Accrued payroll and related employee benefits	3,836	6,899

Total current liabilities	160,399	51,336
Long-Term Debt, less current maturities	—	124,501
Other Long-Term Liabilities	2,497	2,267
Commitments and Contingencies (Note 12)
Shareholders' Equity (Deficit):
Series A convertible preferred shares, par value $.01; 110 shares authorized, issued and outstanding ($11,000 aggregate liquidation value)	1	1
Series B preferred shares, par value $.01; 175 authorized, no shares issued and outstanding	—	—
Undesignated preferred shares, par value $.01; 9,715 authorized, no shares issued and outstanding	—	—
Common shares, par value $.01; 100,000 authorized, 12,834 and 12,313 issued, respectively	129	123
Additional paid-in capital	73,078	73,655
Accumulated deficit	(95,606)	(73,127)
Accumulated other comprehensive loss	(3,424)	(2,520)
Less treasury shares repurchased at cost, 180 shares	(1,357)	(1,357)

Total shareholders' equity (deficit)	(27,179)	(3,225)

Total liabilities and shareholders' equity (deficit)	$135,717	$174,879

See accompanying notes to the Consolidated Financial Statements.

PSC INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(All Amounts in Thousands, Except Per Share Data)

	Year Ended December 31,
	2001	2000	1999
Net Sales	$187,586	$240,883	$231,324
Cost of Sales	115,052	158,948	134,049

Gross profit	72,534	81,935	97,275
Operating Expenses:
Engineering, research and development	16,534	22,207	18,075
Selling, general and administrative	45,633	51,450	45,185
Debt restructuring costs	3,576	329	—
Severance and other costs	1,530	4,883	1,923
Loss on royalty settlement	—	2,781	6,400
Loss on asset write-downs	3,000	8,632	—
Merger related costs	—	959	—
Amortization of intangibles resulting from business acquisitions	10,781	11,094	6,419

Income/(loss) from operations	(8,520)	(20,400)	19,273
Interest and Other (Income)/Expense:
Interest expense, Net	15,512	13,986	7,408
Other (income)	(909)	(35)	(384)

	14,603	13,951	7,024

Income/(Loss) Before Income Tax Provision	(23,123)	(34,351)	12,249
Income Tax Provision	194	20,711	4,287

Income/(Loss) before cumulative effect of accounting change	(23,317)	(55,062)	7,962
Cumulative effect of accounting change	838	—	—

Net Income/(Loss)	$(22,479)	$(55,062)	$7,962

Net income/(loss) per share before cumulative effect of accounting change:
Basic	$(1.85)	$(4.56)	$.67
Diluted	(1.85)	(4.56)	.58
Net income per share of cumulative effect of accounting change:
Basic	.07	—	—
Diluted	.07	—	—
Net income/(loss) per share after cumulative effect of accounting change:
Basic	(1.78)	(4.56)	.67
Diluted	(1.78)	(4.56)	.58
Weighted Average Number of Common and Common Equivalent Shares Outstanding:
Basic	12,611	12,077	11,942
Diluted	12,611	12,077	13,751

See accompanying notes to the Consolidated Financial Statements.

PSC INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)

(All Amounts in Thousands)

	Year Ended December 31,
	2001		2000		1999
	Shares	Amount	Shares	Amount	Shares	Amount
Common Shares:
Balance, beginning of year	12,313	$123	12,080	$121	11,869	$119
Issuance of shares pursuant to Employee Stock Purchase Plan	492	6	135	1	129	1
Issuance of shares pursuant to Director Compensation Plan	29	—	21	—	—	—
Issuance of restricted stock awards, net	—	—	—	—	—	—
Exercise of options	—	—	77	1	82	1

Balance, end of year	12,834	$129	12,313	$123	12,080	$121

Additional Paid-In Capital:
Balance, beginning of year		$73,655		$71,843		$70,068
Reclassification to temporary equity pursuant to EITF 00-19 balance at 12/31/00		—		(254)		—
Issuance of shares pursuant to Employee Stock Purchase Plan		346		861		964
Issuance of shares pursuant to Director Compensation Plan		23		112		—
Exercise of options		—		486		594
Issuance of restricted stock awards, net		—		—		—
Deferred compensation for restricted stock awards, net of amortization		—		(21)		175
Effect of repricing warrants		(946)		600		—
Tax benefit from exercise or early disposition of stock options		—		28		42

Balance, end of year		$73,078		$73,655		$71,843

Accumulated Deficit:
Balance, beginning of year		$(73,127)		$(18,065)		$(26,027)
Net income/(loss)		(22,479)		(55,062)		7,962

Balance, end of year		$(95,606)		$(73,127)		$(18,065)

Accumulated Other Comprehensive Income/(Loss):
Balance, beginning of year		$(2,520)		$(1,210)		$275
Foreign currency translation adjustment		(904)		(1,310)		(1,173)
Unrealized loss on securities		—		—		(312)

Balance, end of year		$(3,424)		$(2,520)		$(1,210)

Treasury Shares:
Balance, beginning of year		$(1,357)		$(1,357)		$(237)
Shares repurchased		—		—		(1,120)

Balance, end of year		$(1,357)		$(1,357)		$(1,357)

Comprehensive Income/(Loss):
Net Income/(Loss)		$(22,479)		$(55,062)		$7,962
Other comprehensive income/(loss), net of tax:
Foreign currency translation adjustment		(904)		(1,310)		(1,173)
Unrealized loss on securities		—		—		(312)

Comprehensive Income/(Loss)		$(23,383)		$(56,372)		$6,477

See accompanying notes to the Consolidated Financial Statements.

PSC INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(All Amounts in Thousands)

	Year Ended December 31,
	2001	2000	1999
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income/(loss)	$(22,479)	$(55,062)	$7,962
Adjustments to reconcile net income/(loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	20,481	18,422	13,300
Cumulative effect of accounting change	(838)	—	—
Change in fair value of fee option and warrants	(285)	—	—
Gain on disposition of assets	(448)	(2)	—
Loss on asset write-downs	3,000	8,632	—
Loss on royalty settlement	—	2,781	6,400
Deferred tax assets	—	20,784	482
Stock issued to directors	23	112	—
(Increase) decrease in assets:
Accounts receivable, net	5,554	5,426	(1,284)
Inventories	2,398	5,077	(6,093)
Prepaid expenses and other	1,081	(928)	(568)
Increase (decrease) in liabilities:
Accounts payable	(8,482)	490	2,495
Accrued expenses	2,449	960	(982)
Accrued payroll and related employee benefits	(2,999)	1,068	88
Accrued acquisition related restructuring costs	—	—	(414)
Addition to (payments of) other long-term liabilities	123	395	(263)

Net cash provided by (used in) operating activities	(422)	8,155	21,123

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(2,910)	(3,609)	(4,752)
Additions to intangible and other assets	(1,101)	(5,226)	(9,736)
Net cash paid for business	—	(53,486)	—
Proceeds from asset sales	12,774	14	8,620

Net cash provided by (used in) investing activities	8,763	(62,307)	(5,868)

CASH FLOWS FROM FINANCING ACTIVITIES:
Additions to long-term debt	—	119,000	11,750
Payments of long-term debt	(11,385)	(60,855)	(31,092)
Exercise of options and the issuance of common shares	352	1,348	1,559
Purchase of treasury stock	—	—	(1,120)
Tax benefit from exercise or early disposition of stock options	—	28	43

Net cash provided by (used in) financing activities	(11,033)	59,521	(18,860)

Effect of exchange rate changes on cash and cash equivalents	(904)	(1,310)	(1,173)

Net Increase (Decrease) in Cash and Cash Equivalents	(3,596)	4,059	(4,778)
CASH AND CASH EQUIVALENTS:
Beginning of year	5,461	1,402	6,180

End of year	$1,865	$5,461	$1,402

Supplemental non-cash flow information:
Accrued debt modification fee and increase in debt discount	$4,100	$—	$—
Supplemental disclosures of cash flow information:
Interest paid	$9,687	$10,913	$7,607
Income taxes paid	$1,290	$1,974	$3,739

See accompanying notes to the Consolidated Financial Statements.

PSC INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2001

(All Amounts in Thousands, Except Per Share Data)

1.    DESCRIPTION OF BUSINESS AND CURRENT EVENTS

        PSC Inc. (the Company) designs, manufactures and sells products and complete solutions in three primary markets: Mobile and Wireless, Retail Automation, and ADC. The Company's Mobile and Wireless offering is tailored for the warehousing, distribution and retail markets, and includes batch and wireless portable, vehicle-mount, and fixed-station data collection terminals, as well as wireless networks, connectivity software, program development tools, and complete warehouse management system solutions. The Retail Automation offering includes self-checkout systems, and Point-of-Sale (POS) bar code scanners, designed for a variety of retail segments including supermarkets, drug stores, mass merchandisers, department stores, and specialty stores. The Company's ADC offering includes a broad line of handheld barcode scanners and bar code scan engines. These products are designed for every stage of the supply chain, from raw material, manufacturing and warehousing, to logistics, transportation, inventory management and POS. The Company's products are used throughout the world in automated data collection solutions in the food, general retail, health care, manufacturing, warehousing, logistics, package handling and other industries.

        The Company designs, manufactures, sells, distributes and services its products from its primary manufacturing facility in Eugene, Oregon. These products are sold through original equipment manufacturers, value-added resellers, distributors, systems integrators and a professional sales force worldwide. The Company has sales and service offices throughout Europe, Asia, Australia and the Americas.

        The Company has experienced recurring losses from operations, has undergone repeated renegotiations with its lenders of senior and subordinated indebtedness and has a significant working capital deficit. All of the Company's debt, totaling $119.3 million at December 31, 2001, is current.

        These matters present the Company with a liquidity issue and raises substantial doubts about its ability to continue as a going concern. Management's plans in regard to these matters are discussed below. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result, should the Company be unable to continue as a going concern.

Management's Plans

        In November 2000, the Company announced a restructuring plan to reduce its debt and to achieve future profitability and growth. These restructuring plans included replacement of executive management, consolidation of redundant administrative activities, sale or disposal of unprofitable operations and streamlining of product lines and production operations to reduce cost and increase profit contribution for products sold.

        In February 2001, the Company sold its verification and imager product lines for $3.8 million. The gain on the sale was $3.2 million, recorded in other (income)/expense on the consolidated statement of operations.

        In May 2001, the Company sold its Webster, New York facility for $5.0 million. The transaction resulted in a gain of $0.1 million in 2001, after a write-down of the facility value in 2000 of $7.9 million.

        In July 2001, the Company sold its LazerData business for $6.4 million. The loss on the sale was $2.9 million, recorded in other (income)/expense in the consolidated statement of operations.

        During 2001, 50% of all asset disposition proceeds were applied to reduce indebtedness to PSC's senior lenders.

        In July 2001, the Company substantially completed the process of hiring a new executive management team and relocated its Corporate headquarters to Portland Oregon.

        In September 2001, the Company completed its restructuring process with a further reduction in costs and expenses, including staffing costs. Total severance and other restructuring costs during 2001 and 2000 were approximately $1.5 million and $4.9 million, respectively. Debt restructuring costs for legal and consulting totaled $3.6 million in 2001. Total cost reductions related to all restructuring activities, including sales of businesses referred to above, was estimated to be approximately $40.0 million on an annualized basis.

        Also in September 2001, the Company initiated efforts to attract new equity capital to reduce and refinance its indebtedness and provide additional equity resources to support ongoing operations. The Company has secured the services of an investment banking firm to assist in this effort. At December 31, 2001, these efforts are ongoing. These efforts relating to a restructuring may result in a material dilution of all currently issued and outstanding equity interests, and it is possible that under certain circumstances all such interests may be extinguished.

        Management's cash flow projections for the Company balances the cash collections from revenue activities with the disbursement requirements for suppliers, capital expenditures and personnel costs. The Company's cost reduction efforts have been focused on achieving a neutral or positive cashflow from operations. Successfully continuing to operate in this neutral to positive cashflow pattern is dependent upon the Company's ability to effectively achieve its sales plan as well as its continued cost control performance. Management believes that its revenue and cost performance objectives are achievable and sustainable during this period of recapitalization. If the Company's performance deviates negatively from the 2002 operating plan, management intends to take all steps necessary to reduce cash costs to rebalance the Company's operations to return to neutral or positive cashflow performance.

        In March 2002, the Company and its lenders reached an agreement in principle to extend the maturities of the Company's existing financing facilities to August 1, 2002. The extension documents were signed and became effective on April 3, 2002. The terms of the extended financing arrangements were substantially unchanged from the prior agreements.

        The Company intends to continue its efforts to complete the recapitalization process. It intends to engage in negotiations with existing creditors or refinance the Company with new lenders and/or equity prior to August 1, 2002. The Company is required to achieve certain milestones in its recapitalization process and maintain certain financial covenants related to its senior and subordinated credit facilities. Management believes that a restructuring transaction acceptable to the Company's lenders can be achieved, although there can be no assurance that such a transaction will be accomplished. In the event that the Company is unsuccessful in these restructuring efforts, the lenders would be entitled to exercise their respective rights and remedies under the credit facilities and applicable law, in which case the Company would not have sufficient funds to repay its outstanding debt and no assurance can be given that alternative sources of sufficient financing would be available on acceptable terms, or not at all.

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

        The consolidated financial statements include the accounts of PSC Inc. and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

Cash and Cash Equivalents

        Cash and cash equivalents are highly liquid investments with maturities at acquisition of three months or less. The cost of the cash equivalents approximates fair market value.

Inventories

        Inventories are valued at the lower of cost or market using the first-in, first-out method. Inventory costs are comprised of material, direct labor and overhead.

Property, Plant and Equipment

        Property, plant and equipment are recorded at cost less accumulated depreciation. Expenditures for maintenance and repairs are expensed; expenditures for improvements are generally capitalized. Upon sale or retirement of an asset, the related costs and accumulated depreciation are removed from the accounts and any gain or loss is recognized in the consolidated statements of operations. Depreciation and amortization are computed using the straight-line method over the following estimated useful lives:

Building and improvements	10-40 years
Office furniture and equipment	3-7 years
Production equipment	3-8 years
Leasehold improvements	5-15 years

        Equipment under leasehold improvements is amortized using the straight-line method over the shorter of the estimated useful lives of the assets or the lease term.

Intangibles Resulting from Business Acquisitions

        Intangibles resulting from business acquisitions represent the excess purchase price over the fair value of net assets acquired and are amortized on a straight-line basis over a period of five to ten years, their current estimated useful lives.

Other Intangibles

        Other intangibles, which consist of technology and license agreements, patents and trademarks, are recorded at cost. Amortization is calculated on a straight-line basis over periods ranging from two to five years, their current estimated useful lives.

Capitalized Software

        Software costs are capitalized in accordance with Statement of Financial Accounting Standards No. 86, "Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed" and are included in intangible and other assets in the accompanying consolidated balance sheets. Software development costs incurred internally or acquired externally are capitalized once economic and technological feasibility has been established. Capitalized software costs are amortized on a straight-line basis over the remaining estimated lives ranging from three to five years.

        Net capitalized software was $3.0 million and $1.8 million at December 31, 2001 and 2000, respectively.

Long-lived Assets

        The Company reviews its long-lived assets, including certain intangibles and goodwill, in accordance with Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-lived Assets and Long-lived Assets to be Disposed of," for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If such events or changes in circumstances are present, a loss is recognized if the carrying value of the asset is in excess of the sum of the undiscounted cash flows expected to result from the use of the asset and its eventual disposition. An impairment loss is measured as the amount by which the carrying amount of the asset exceeds the fair value of the asset. During 2000, the Company recorded a $7.9 million write-down in connection with the sale of its Webster facility. The Company recorded a $3.0 million write-down for the year end December 31, 2001 related to its investment in a privately held manufacturer of electronic price display systems.

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

Foreign Currency Translation

        The financial statements of foreign operations are translated into U.S. dollars in accordance with Statement of Financial Accounting Standards No. 52, "Foreign Currency Translation." Accordingly, all assets and liabilities are translated at year-end exchange rates. Gains and losses resulting from this process are recorded in accumulated other comprehensive income/(loss) in the consolidated balance sheets. Operating transactions are translated at weighted average exchange rates prevailing during the year and are reflected in net income. Translation gains and losses were not material in 2001, 2000, or 1999.

Fair Value of Financial Instruments

        The carrying amounts of cash and cash equivalents, trade receivables, other current assets, accounts payable, and amounts included in accruals meeting the definition of a financial instrument approximate fair value due to the short-term maturities of these instruments. The fair value of revolving credit agreements and long term debt were determined using current rates offered for similar obligations and approximated their carrying values at December 31, 2001 and 2000. Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of accounts receivables and derivatives. The large number of customers comprising the Company's customer base and their dispersion across many different industries and geographies mitigates concentration of credit risk on accounts receivable. To reduce credit risk associated with accounts receivable, the Company performs periodic credit evaluations of its customers, but does not generally require advance payments or collateral. The carrying amount approximated the fair value of the financial instruments at December 31, 2001 and 2000.

Derivatives

        The Company adopted Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" SFAS No. 133 as amended as of January 1, 2001 and the effect was not material.

        Foreign Currency Exchange Rate Risk:

        The Company's exposure to foreign currency relates primarily to its international subsidiaries. Sales to certain countries are denominated in their local currency. The Company previously entered into foreign currency forward exchange contracts to minimize the effect of foreign currency fluctuations relating to these transactions and commitments denominated in foreign currencies. The foreign exchange contracts generally have maturities of up to 60 days and require the Company to exchange foreign currencies for U.S. dollars at maturity, at rates agreed to at inception. On January 1, 2001 the Company adopted SFAS No. 133. The foreign exchange contracts, entered into by the Company, have not been designated as hedging instruments and the gains and losses associated with these forward contracts in 2001 are recorded in the consolidated statements of operations. In 2000, the foreign exchange contracts entered into by the Company met hedging criteria as established by SFAS No. 80, which was superceded by SFAS No. 133 in 2001.

        The Company held forward foreign currency exchange contracts with total notional amounts of $5.3 million and $0.2 million, respectively at December 31, 2001 and 2000, primarily denominated in Euros, British Pound Sterling and Japanese Yen. The fair value of these contracts was estimated based on quoted market prices and approximated $77 and $(11) at December 31, 2001 and 2000 respectively.

        Warrants:

        Effective April 13, 2001, the Company adopted Emerging Issues Task Force Issue 00-19, "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock" ("EITF 00-19"), which prescribes how freestanding contracts that are indexed to, and potentially settled in, a company's own stock should be classified and measured by the company. A warrant for 975 Common Shares is held by the Company's subordinated creditors. In March 2000, the strike price of this warrant was lowered from $8.00 to $5.25 and subsequently lowered to $1.15 on April 13, 2001 as part of the modification agreements reached on that date. The adoption of EITF 00-19 resulted in a non-cash classification out of additional paid-in capital to warrants, a temporary equity item, of $254 at December 31, 2000. Immediately prior to April 13, 2001, the warrants were repriced to fair value, resulting in an increase in the book value of the warrants of $108, and a corresponding decrease to cumulative effect of accounting change. Simultaneously, EITF 00-19 required an adjustment of the original value of the warrants of $600 as well as the increase in their fair market value determined at the time of their first repricing of $600 less the amount previously reclassified of $254 for a total adjustment of $946 recorded as a reduction to additional paid-in capital and an increase to cumulative effect of accounting change. The warrant is now marked to market at its fair value and adjusted through gains/losses as reflected in the statement of operations in the period in which it is revalued.

        In connection with the debt modification, the Company has agreed to pay the subordinated lenders on a pro rata basis for fees up to a maximum payment of $1.5 million based upon the average prevailing per share market price of the Company's Common Shares on the 15 trading days immediately prior to April 2, 2002, or, if the subordinated lenders elect, April 2, 2003.

        This fee option and certain warrants are accounted for under SFAS No. 133 as derivative instruments. These derivatives do not qualify for hedge accounting, in accordance with SFAS No. 133,

because they relate to the Company's stock price and not to the underlying debt with which they were issued. A mark to market gain of $285 on the fee option and warrants is recorded as other gains/(losses) in the consolidated statement of operations for the year ended December 31, 2001.

Product Warranty

        The Company's products have a warranty period of 12 to 60 months. Estimated warranty costs are provided for at the time of sale. The Company maintains an accrual for warranty claims and adjusts this accrual periodically based on historical experience and known warranty claims. Actual costs may vary from estimates based on trends of losses for filed claims and claims estimated to be filed.

Research and Development Costs

        All research and development costs are expensed as incurred.

Advertising Costs

        Advertising costs, which are under selling, general and administrative expense, are expensed as incurred.

Revenue Recognition

        Revenue is recognized in accordance with the guidelines provided by Staff Accounting Bulletin (SAB No. 101), "Revenue Recognition in Financial Statements", issued by the Securities and Exchange Commission and in accordance with Statement of Position 97-2, (SOP 97-2) as amended "Software Revenue Recognition."

        Revenue related to sales of the Company's scanning products is generally recognized when products are shipped or services are rendered, the risk of loss has passed to the customer, the sales price is fixed or determinable, and collectibility is reasonally assured. Some distributors and dealer agreements allow for returns of product and/or price protection under certain conditions within limited time periods. The Company maintains a reserve for sales returns and price adjustments based on historical experience and other qualitative factors. Service and maintenance sales are recognized over the contract term.

        In accordance with SOP 97-2, as amended, and SAB No. 101, if products, services or maintenance are bundled in a single contract, revenue will be recognized once all elements of the contract are complete unless the following criteria are met: (1) the product has been delivered; (2) the undelivered services or maintenance are not essential to the delivered products; (3) the fee for the product is not subject to forfeiture, refund or concession based on performance of the services or maintenance; (4) the fair value of services and maintenance are determined based on the price charged by PSC Inc., or the price charged by competitors when similar services or maintenance are sold separately; and (5) the revenue related to any element of the contract is not subject to customer acceptance, in which case the revenues for each element will be recognized independently, in accordance with the Company's policy.

Use of Estimates

        The preparation of financial statements in conformity with generally accepted accounting principles in the United States, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Reclassification

        Certain amounts in prior years have been reclassified to conform to the current year presentation.

3.    ADOPTION OF NEW ACCOUNTING PRONOUNCEMENT

        Effective April 13, 2001, the Company adopted Emerging Issues Task Force Issue 00-19, "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock" ("EITF 00-19"), which dictates how freestanding contracts that are indexed to, and potentially settled in, a company's own stock should be classified and measured by the company. The most recent debt modification agreements reached with the Company's subordinate lenders contain embedded put warrants that the Company may have to directly settle. The effect of this adoption is to classify the outstanding warrant for 975 Common Shares as well as the variable fee payable to the subordinated debt holders as derivative instruments with adjustments flowing through results of operations. The recorded value of these warrants at December 31, 2001, after effecting this accounting change, was $256. In addition, the Company has recorded a cumulative effect of change in accounting of $838 effective June 30, 2001 to reflect the adoption of EITF 00-19 and made a reclassification of $254 for warrants in the December 31, 2000 balance sheet.

        This fee option and certain warrants are accounted for under SFAS No. 133 as derivative instruments. These derivatives do not qualify for hedge accounting, in accordance with SFAS No. 133, because they relate to the Company's stock price and not to the underlying debt with which they were issued. A mark to market gain of $285 on the fee option and warrants is recorded as other income for the year ended December 31, 2001.

4.    NEW ACCOUNTING PRONOUNCEMENT

        In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 141, "Business Combinations" and Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets." The provisions of Statement No. 141 became effective July 1, 2001. The provisions of Statement No. 142 will become effective on January 1, 2002. Because of the recent issuance dates of these standards, we are still evaluating their impact on our results of operations and financial position. Our previous acquisitions have been accounted for on the purchase method of accounting, which is continued in the new standard. Statement No. 142 requires us to annually assess our acquired goodwill for impairment. We will complete that initial assessment in accordance with the standard. We will stop amortization of goodwill effective January 1, 2002. Through December 31, 2001, amortization expense of goodwill that will no longer be required to be amortized totaled $10.8 million, pretax or $0.85 cents per diluted share.

        In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations" (SFAS No. 143). Under SFAS No. 143, the fair value of a liability for an asset retirement obligation must be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. SFAS 143 becomes effective for fiscal years beginning after June 15, 2002. The Company is in the process of assessing the impact, if any, on its financial position or results of operations from adoption of this statement.

        In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (SFAS No. 144). SFAS No. 144 supersedes SFAS No. 121 and APB Opinion No. 30, "Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." SFAS No. 144 becomes effective for fiscal years beginning after December 15, 2001. The Company is in the process of assessing the impact, if any, on its financial position or results of operations from adoption of this statement.

5.    INVENTORY

        Inventory consists of the following at December 31:

	2001	2000
Raw materials	$14,586	$21,163
Work-in-process	3,522	4,699
Finished goods	4,071	5,509

	22,179	31,371
Less Inventory Reserve	(4,294)	(9,085)

	$17,885	$22,286

6.    PROPERTY, PLANT AND EQUIPMENT

        Property, plant and equipment, at cost, consists of the following at December 31:

	2001	2000
Land	$—	$107
Building and improvements	34	5,960
Office furniture and equipment	13,079	17,132
Production equipment	15,842	20,552
Leasehold improvements	749	750

	29,704	44,501
Less: accumulated depreciation and amortization	(20,707)	(28,692)

	$8,997	$15,809

        Depreciation expense for 2001, 2000 and 1999 amounted to $4,500, $5,998 and $6,005, respectively.

7.    ASSET SALES

        On July 13, 2001, the Company announced the completion of the sale of its LazerData business as part of its plan to divest non-core assets, and recorded an estimated loss on disposition of that business of $2.9 million in the second quarter of 2001, recorded in other (income)/expense in the consolidated statement of operations. Net assets to be disposed of in connection with the sale totaled $6.1 million.

        On May 14, 2001, the Company completed the sale of its Webster, New York facility for $5.0 million. The gain realized on the sale was $0.1 million.

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

        As part of the Company's overall restructuring plans, the Company sold its verification and imager product lines on February 16, 2001 for $3.8 million. The gain realized on the sale was approximately $3.2 million, recorded in other (income)/expense in the consolidated statement of operations.

        The Company was required to use 50% of the net cash proceeds from each of these sales to repay amounts borrowed under its senior credit facilities.

8.    INTANGIBLE AND OTHER ASSETS

        Intangible and other assets consist of the following at December 31:

	2001	2000
Intangibles resulting from business acquisitions	$106,310	$112,845
Other intangibles	11,679	9,207
Other assets	71	4,821

	118,060	126,873
Less: accumulated amortization	(48,135)	(39,443)

	$69,925	$87,430

        Amortization expense for 2001, 2000 and 1999 amounted to $13,228, $12,424 and $7,120, respectively.

        On January 19, 2000, the Company acquired all of the outstanding shares of Percon Inc. (Percon), a manufacturer of wireless and batch portable data terminals, decoders, input devices and data management software, for approximately $61.0 million. The acquisition was accounted for under the purchase method of accounting and accordingly, the results of Percon's operations are included in the 2000 consolidated statements of operations since the date of acquisition. The excess purchase price over the fair value of net assets acquired was approximately $45.8 million and is being amortized on a straight-line basis over 10 years. Due to SFAS No. 142, beginning January 1, 2002, the related goodwill will no longer be amortized.

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

9.    ACCRUED EXPENSES

        Accrued expenses consist of the following at December 31:

	2001	2000
Accrued interest	$5,225	$2,221
Accrued warranty	1,545	2,140
Accrued royalty	507	706
Accrued taxes	43	261
Deferred revenue	3,139	688
Other expenses	9,430	5,112

	$19,889	$11,128

10.    DEBT

        Debt consists of the following at December 31:

	2001	2000
Term loan, net of discount of $1,265 and $0	$58,935	$67,500
Senior revolving credit	30,419	34,000
Subordinated term loan, net of discount of $943 and $861	29,057	29,139
Subordinated promissory note	938	938
Other	—	504

	$119,349	$132,081

        The Company is required to meet certain financial covenants in relation to its senior and subordinated credit facilities including, but not limited to adjusted EBITDA and capital expenditures. The senior debt and subordinated term loan agreements also restrict payment of dividends and limit stock repurchases.

        In March 2002, the Company and its lenders reached an agreement in principle to extend the maturities of the Company's existing financing facilities to August 1, 2002. The extension documents were signed and effective on April 3, 2002.

        The terms of the financing arrangements with the Company's senior lenders are substantially unchanged from the previously disclosed April 13, 2001 modification agreement. The amounts outstanding related to the senior lenders are shown in the table above as term loan and senior revolving credit. Among other provisions, the commitment from the senior lender for the working capital facility is $34.0 million and the commitment for fixed financing is $60.2 million. The interest rate for the senior credit facilities is prime + 3.50%. The Company is required to apply 50% of net cash proceeds from asset sales to repay amounts borrowed under its senior credit facilities.

        In connection with the subordinated credit facility, the terms of the financing arrangement is substantially unchanged from the previously disclosed April 13, 2001 modification agreement, with interest continuing at 14%.

        In connection with the debt modification agreements reached with its lenders on April 13, 2001, the Company accrued $4.1 million for debt modification fees payable and recorded a related discount on the debt. The discount amount at December 31, 2001 was $1.3 million, net of amortization. The remaining unamortized debt discount is being amortized over the period from January 1, 2002 through the expiration date of the prior amendment, dated April 1, 2002.

        The term loan, and senior revolving credit and subordinated lenders agreements expire on August 1, 2002. Accordingly, the Company has classified the entire term loan, senior revolving credit facility and subordinated debt as current.

        The Company intends to continue its efforts to complete the recapitalization process. It intends to engage in negotiations with existing creditors or refinance the Company with new lenders and/or equity prior to August 1, 2002. These efforts relating to a restructuring may result in a material dilution of all currently issued and outstanding equity interests, and it is possible that under certain circumstances all such interests may be extinguished. The Company is required to achieve certain milestones in its recapitalization process and maintain certain financial covenants related to its senior and subordinated credit facilities. Management believes that a restructuring transaction acceptable to the Company's lenders can be achieved, although there can be no assurance that such a transaction will be accomplished. In the event that the Company is unsuccessful in these restructuring efforts, the lenders would be entitled to exercise their respective rights and remedies under the credit facilities and applicable law, in which case the Company would not have sufficient funds to repay its outstanding debt and no assurance can be given that alternative sources of sufficient financing would be available on acceptable terms, or not at all.

11.    INCOME TAXES

        The provision for income taxes consisted of the following for the years ended December 31:

	2001	2000	1999
Current:
Federal	$(808)	$(1,190)	$1,700
State	(155)	38	709
Foreign	1,157	1,101	1,394
Deferred:
Federal	—	18,022	450
State	—	2,740	34

	$194	$20,711	$4,287

        A reconciliation between the statutory U.S. federal income tax rate and the Company's effective tax rate is as follows for the years ended December 31:

	2001	2000	1999
Statutory U.S. federal rate	(35.0)%	(35.0)%	35.0%
Change in valuation allowance	35.6	86.9	—
State income taxes, net of federal income tax benefit	(3.5)	0.1	3.8
Goodwill amortization	6.9	5.4	—
FSC benefit	—	—	(6.2)
Foreign income taxes in excess of U.S. rate	1.2	1.6	1.3
Meals and entertainment	0.6	0.7	1.1
Miscellaneous items, net	(5.0)	0.6	—

	0.8%	60.3%	35.0%

        The deferred tax assets/(liabilities) are comprised of the following at December 31:

	2001	2000
Net operating loss carryforwards	$18,051	$4,172
Intangibles resulting from business acquisitions	15,235	16,754
Capital loss carryforwards	4,274	4,274
Tax credit carryforwards	3,521	3,313
Inventory reserve	1,369	3,309
Investment writedown	1,170	—
Warranty reserve	1,069	1,265
Sales discount accrual	593	780
Plant and equipment	321	2,911
Allowance for doubtful accounts	253	227
Severance accrual	93	767
Other, net	317	310

	46,266	38,028
Less: valuation allowance	(46,266)	(38,028)

Net deferred tax asset	$—	$—

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

        At December 31, 2001, the Company has tax credits of $3,521 which primarily represent foreign tax credits, state investment tax credit and federal general business credit carryforwards that expire between 2010 and 2020. Additionally, the Company has net operating loss carryforwards of approximately $46.2 million at December 31, 2001 that expire in 2020 and 2021 and capital loss carryforwards of approximately $12.2 million that expire in 2002.

12.    COMMITMENTS AND CONTINGENCIES

Operating Lease Agreements

        Certain equipment and properties are rented under noncancelable operating leases that expire at various dates through 2014. Total rental expense under operating leases was approximately $3,642, $3,832 and $3,284, for the years ended December 31, 2001, 2000 and 1999, respectively.

        Future minimum lease payments required under these agreements are as follows for the years ending December 31:

2002	$3,322
2003	2,739
2004	2,176
2005	1,814
2006	1,402
Thereafter	6,767

$18,220

Employment Agreement

        The Company has an employment agreements with the President and Chief Executive Officer and the Chairman of the Board which terminate on December 31, 2003. The Company has a minimum commitment aggregating approximately $1.0 million plus benefits at December 31, 2001. The commitment is payable ratably over the term of the contract.

Royalty Agreements

        The Company currently has cross-license agreements with certain industry competitors. Under these agreements, royalties are paid by the Company on sales of certain licensed products. Royalty expense under these agreements was included in selling, general and administrative expense in 2001, 2000 and 1999.

Legal Matters

        The Mobile and Wireless, Retail Automation and ADC industries are characterized by substantial litigation regarding patent and other intellectual property rights. The Company is involved in the following patent litigation:

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

        In conjunction with the settlement, in 2000 and 1999, the Company recognized a total loss of approximately $12.2 million which included approximately $3.0 in inventory write-offs that were reflected in cost of sales in the consolidated statements of operations. In addition, all intellectual property and physical assets associated with GAP were transferred to Symbol.

12.    COMMITMENTS AND CONTINGENCIES (Continued)

Lemelson

        On July 21, 1999, the Company and six other prominent leaders in the Automatic Identification and Data Capture industry (Accu-Sort Systems, Inc., Intermec Technologies Corporation, Metrologic Instruments, Inc., Psion Teklogix Corporation, Symbol Technologies, Inc. and Zebra Technologies Corporation) filed a complaint against the Lemelson Medical, Educational & Research Foundation, Limited Partnership (the Lemelson Partnership) in federal court in Reno, Nevada (the Declaratory Judgment Action). The complaint asks the Court for, among other remedies, a judicial declaration that several patents alleged by the Lemelson Partnership to relate to bar code equipment are invalid and unenforceable, and not infringed by end users of bar code equipment. Symbol has agreed to bear approximately half of the legal and related expenses associated with the litigation, with the remaining portion being borne by the other six Auto ID manufacturers, including the Company.

        Although the Lemelson Partnership has not accused the Company or its products of directly infringing any patents, the Lemelson Partnership has contacted many of the Company's and other Auto ID manufacturers' customers demanding a license fee for the so-called "bar code" patents. The Company and the other plaintiffs in the Declaratory Judgment Action have received requests from customers asking that the manufacturers, using their knowledge of the technology at issue, undertake the defense of the claims asserted by the Lemelson Partnership against the customers. Being confident that the patents asserted by the Lemelson Partnership are invalid, unenforceable and not infringed, the Company and the other leaders in the Auto ID equipment industry have undertaken the Declaratory Judgment Action in order to assist and defend customers who have been falsely accused of infringement.

International Automated Systems

        International Automated Systems (IAS) filed a lawsuit in July, 1999, against Optimal Robotics and PSC alleging that the Optimal U-Scan self-checkout device infringes certain IAS patents. The U-Scan device is the subject of an agreement between Optimal and PSC. PSC is indemnified by Optimal under the terms of the agreement and Optimal is defending this action on behalf of PSC.

Metrologic Instruments, Inc.

        Metrologic Instruments, Inc. brought suit in October 1999 in the U.S. District Court for the District of New Jersey, alleging infringement of seven patents belonging to Metrologic. The complaint seeks to recover from PSC treble damages and attorney fees. Metrologic's damages expert has calculated damages in a range from $1.7 million to $30.1 million. PSC considers all of Metrologic's patent infringement claims to be without merit. The pretrial discovery and expert discovery phase of the case has been concluded. Pretrial matters remaining include a hearing to address technical issues related to the patents at issue, rulings on motions for summary judgment, and a final pretrial order. These matters should be concluded by August 15, 2002, and the case will be set for trial in the late fall of 2002.

Plesko Suit

        Mr. Plesko, currently a Senior Vice President of PSC, brought suit in July 2001 in the state courts of New York against PSC and Symbol Technologies, alleging among other things, that PSC had failed to properly exploit technology that it earlier purchased from Mr. Plesko's company, GAP/GEO Technologies, resulting in a loss of royalty revenue. PSC subsequently transferred the technology to Symbol as part of the settlement of claims between PSC and Symbol. The complaint seeks damages of $30.0 million from PSC and a greater amount from Symbol. Symbol alleges that PSC has indemnified Symbol under the settlement agreement but PSC denies any indemnity and no formal cross claim has been filed. PSC considers the complaint to be without merit and intends to vigorously defend the case, which is currently in the pretrial discovery phase. No trial date has yet been set. Initial discussions have thus far failed to produce a settlement agreement among the parties.

        Although the amount of any liability with respect to the above-mentioned litigation cannot be determined, in the opinion of management, such liability will not have a material adverse effect on the Company's financial condition, results of operations or cash flow.

13.    SHAREHOLDERS' EQUITY

Preferred Shares

        In September 1997, the Company completed a private placement of equity with Hydra Investissements S.A., a Luxembourg Corporation (the Purchaser). The Company issued 110 shares of Series A Convertible Preferred Shares (the Preferred Shares) which are convertible into 1,375 Common Shares. The Preferred Shares are convertible at anytime at the option of the holders into Common Shares of the Company. The conversion price is $8.00 per Common Share or one Preferred Share for 12.5 Common Shares. In connection with the issuance of Preferred Shares, a warrant evidencing the right to purchase an aggregate of 180 Common Shares of the Company was issued to the Purchaser. This warrant had an exercise price of $8.00 per share and expired on September 10, 2001. The Company received net proceeds of $10.2 million from the offering.

Common Stock Repurchase Program

        In May 1999, the Board of Directors approved a plan to repurchase up to $3.0 million of the Company's common shares. In 1999, the Company repurchased 141 shares at a cost of approximately $1.1 million. The repurchased shares are held in treasury.

Shareholder Rights Plan

        In December 1997, the Company adopted a Shareholder Rights Plan in which one Preferred Share Purchase Right (the Right) was granted for each outstanding Common Share. The Rights are exercisable only if a person or group acquires or tenders an offer that would result in the beneficial ownership of 20% or more of the then outstanding Common Shares of the Company. Each Right entitles the holder to purchase one one-thousandth of a share of the Company's Series B Preferred Shares at a purchase price of $45. Under certain circumstances, the Rights are redeemable at a price of

$0.01 per Right and, unless redeemed earlier, will expire in December 2007. There were no issued or outstanding Series B Preferred Shares at December 31, 2001 or 2000.

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

        The Company accounts for its SOP and Employee Stock Purchase Plan under Accounting Principles Board Opinion No. 25 (APB Opinion No. 25), "Accounting for Stock Issued to Employees," in which no compensation cost is recognized for awards granted at or above fair market value. In October 1995, Statement of Financial Accounting Standards No. 123 (SFAS No. 123), "Accounting for Stock-Based Compensation," was issued. This statement encourages, but does not require, companies to use the fair value based method to measure compensation cost, which is then recognized over the service period (usually the vesting period). The Company continues to measure compensation cost using the intrinsic value method as prescribed by APB Opinion No. 25. Had compensation cost for these plans been determined based on the fair value at the grant dates for awards consistent with SFAS No. 123, the Company's pro forma amounts for net income/(loss) and earnings per share would have been adjusted as follows for the years ended December 31:

	2001	2000	1999
Net income/(loss) as reported	$(22,479)	$(55,062)	$7,962
Net income/(loss) pro forma	$(23,494)	$(56,404)	$6,835
Net income/(loss) per common and common equivalent share as reported after cumulative effect of accounting change:
Basic	$(1.78)	$(4.56)	$0.67
Diluted	$(1.78)	$(4.56)	$0.58
Net income/(loss) per common and common equivalent share pro forma:
Basic	$(1.86)	$(4.67)	$0.57
Diluted	$(1.86)	$(4.67)	$0.50

        The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in 2001, 2000 and 1999:

	2001	2000	1999
Risk free interest rate	4.18%	5.72%	5.86%
Expected dividend yield	—	—	—
Expected lives	4 years	3 years	4 years
Expected volatility	114%	80%	49%
Fair value of options granted	$.40	$1.45	$3.21

        The following is a summary of stock option activity and weighted average exercise prices under the Company's SOP for the years ended December 31:

	2001		2000		1999
	Shares	Weighted Average Price	Shares	Weighted Average Price	Shares	Weighted Average Price
Options outstanding at beginning of period	3,222	$3.55	3,221	$7.84	3,027	$7.98
Options granted	821	1.04	1,025	2.83	432	7.28
Options exercised	—	—	(78)	6.38	(82)	7.24
Options forfeited/canceled	(522)	1.78	(946)	8.35	(156)	9.24

Options outstanding at end of period	3,521	2.64	3,222	4.00	3,221	7.84

Number of options at end of period:
Exercisable	2,027	$3.42	1,969	$5.02	2,058	$8.13
Available for grant	695		255		693

        The following is a summary of stock options outstanding and exercisable for the year ended December 31, 2001:

			Options Outstanding			Options Exercisable
Range of Exercise Prices Per Share			Shares	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Life (in years)	Shares	Weighted Average Exercise Price per Share
$.70	-	$2.50	2,958	$1.83	2.6	1,464	$2.07
$2.51	-	$7.125	499	$6.58	1.1	499	$6.58
$7.26	-	$8.625	38	$8.63	2.2	38	$8.63
$8.626	-	$11.875	26	$11.50	1.8	26	$11.50

        On May 12, 1999, the shareholders approved an increase in the number of common shares available for the issuance of stock options and restricted stock awards under the 1994 Stock Option Plan by 1,000 shares.

        In October 2000, the Board of Directors approved a repricing of stock options for active employees and the current board members on October 23, 2000 based on the Company's closing stock price on such date. The Company repriced approximately 1,159 options to an exercise price of $2.50 per share. Additionally, the Board of Directors approved a repricing of stock options in November 2000 for a former CEO in which 175 shares were repriced at $1.90 per share and 296 shares were forfeited. All other terms and conditions associated with the repriced stock options remained in effect. In accordance with variable accounting, the Company measures compensation as the amount by which the quoted market value of the Company's stock exceeds the option price, multiplied by the number of shares granted under the options. Changes in the quoted market value of those shares between the date of grant and the measurement date result in a change in the measure of compensation. Compensation is expensed ratably over the vesting period of the options. Between the end of the vesting period and the measurement date, changes in compensation are recognized immediately in the consolidated statements of operations. The Company did not recognize any compensation expense in 2001 or 2000 for the repriced options as the market price of the Company's common stock was below the exercise prices.

        During the years ended December 31, 2001, 2000 and 1999, the Company cancelled 253, 359 and 35 forfeited options, respectively, due to the expiration of the 1987 Stock Option Plan in December 1997. These options are not available for future grants.

Restricted Stock Awards

        In 1998, the Company granted 62 restricted shares to certain key employees from the SOP at an average share price of $10.89. Shares were awarded in the name of the employee, who has all rights of a shareholder, subject to certain restrictions on transferability and a risk of forfeiture. Restricted stock awards are dependent upon continued employment, and in the case of performance shares, achievement of certain performance objectives. If the performance objectives are not met, the shares will expire in 2002. As of December 31, 2001, there were 13 restricted shares outstanding that have not met either their time and/or performance objectives. Deferred compensation was recorded as a reduction to shareholders' equity in the consolidated balance sheets based on the market value of the shares on the date of grant and is adjusted based on the closing price of the Company's Common Shares at the end of each fiscal quarter. Deferred compensation is amortized ratably over the restriction periods, which range between two and four years. Compensation expense was included in selling, general and administrative in the consolidated statements of operations and was not material.

Warrants

        In connection with the issuance of Preferred Shares during 1997, a warrant evidencing rights to purchase an aggregate of 180 Common Shares of the Company was issued and sold to the Purchaser of the Preferred Shares. This warrant had an exercise price of $8.00 per share and expired on September 10, 2001.

        In connection with the subordinated term loan, warrants evidencing rights to purchase an aggregate of 975 Common Shares of the Company were issued and sold to the purchasers of the subordinated term loan. These warrants were repriced to an exercise price of $1.15 per share during 2001 and may be exercised at anytime prior to September 15, 2006.

        The holders of these warrants have certain rights relating to registration and to the repurchase by the Company of the warrants and the shares issued upon the exercise of the warrants under certain circumstances.

Employee Stock Purchase Plan

        The Company has a 2000 Employee Stock Purchase Plan (the Plan) under which 600 Common Shares are authorized to be issued to its employees. Under the terms of the Plan, eligible employees may purchase the Company's Common Shares semi-annually on approximately January 1 and July 1 through payroll deductions. The purchase price is the lower of 85% of the fair market value of the shares on the first or last day of each six-month offering period. At December 31, 2001, 492 shares were issued, at an average price of $0.74 per share, from this Plan. The 2000 Plan expires on December 31, 2005. Under the 1995 Employee Stock Purchase Plan, employees purchased approximately 135 shares at an average price of $6.38 per share and 129 shares at an average price of $7.49 per share, during 2000 and 1999, respectively. The 1995 Plan expired on December 31, 2000.

        The fair value of the purchase rights is estimated on the first day of the offering period using the Black-Scholes option pricing model with the following weighted average assumptions for grants in 2001, 2000 and 1999:

	2001	2000	1999
Risk free interest rate	1.63%	6.09%	4.76%
Expected dividend yield	—	—	—
Expected lives	6 mos.	6 mos.	6 mos.
Expected volatility	138%	80%	49%
Fair value of purchase rights	$0.24	$3.00	$2.84

14.    NET INCOME/(LOSS) PER COMMON AND COMMON EQUIVALENT SHARE

	Year Ended December 31, 2001
	Income/(Loss) (Numerator)	Shares (Denominator)	Per-Share Amount
Basic and diluted EPS:
Income/(loss) available to common shareholders	$(22,479)	12,611	$(1.78)

	Year Ended December 31, 2000
	Income/(Loss) (Numerator)	Shares (Denominator)	Per-Share Amount
Basic and diluted EPS:
Income/(loss) available to common shareholders	$(55,062)	12,077	$(4.56)

	Year Ended December 31, 1999
	Income/(Loss) (Numerator)	Shares (Denominator)	Per-Share Amount
Basic EPS:
Income/(loss) available to common shareholders	$7,962	11,942	$0.67

Effect of dilutive securities:
Options	—	333
Warrants	—	101
Preferred shares	—	1,375

Diluted EPS:
Income/(loss) available to common shareholders and assumed conversions	$7,962	13,751	$0.58

        Basic EPS was computed by dividing reported earnings available to common shareholders by weighted average shares outstanding during the year. Diluted EPS was the same as basic EPS for the years ended December 31, 2001 and 2000 as the effect of the dilutive securities would have been antidilutive. Options, warrants and preferred shares to purchase 3,521, 975 and 1,375 common shares, respectively, were outstanding for the year ended December 31, 2001. Options, warrants, and preferred shares to purchase 3,222, 1,155 and 1,375 of common shares were outstanding for the year ended December 31, 2000.

        Diluted EPS for the year ended 1999 was determined on the following assumptions: 1) Preferred Shares and related warrants issued in connection with the private placement of equity were converted upon the later of issuance or the beginning of fiscal year January 1, 1999 and 2) warrants issued in connection with the acquisition of Spectra-Physics Scanning Systems, Inc., TxCOM S.A., and related businesses (Spectra) were converted January 1, 1999.

15.    401(k) PLAN

        The Company's 401(k) plan is available to U.S. employees meeting certain service and eligibility requirements. The Company pays a monthly matching contribution equal to 50% of the employees' contributions up to a maximum of 6% of their eligible compensation. Plan expense was $626, $842 and $797 for 2001, 2000 and 1999, respectively.

16.    SEVERANCE AND OTHER COSTS

        For the year ended 2001, the Company recorded severance expenses of $1.2 million for severance and benefit expenses resulting from consolidation of operations, sale of businesses, and reduction in work force.

        In 2000, the Company recorded a pretax charge of $2.6 million for employee severance and benefit costs resulting from its decision to consolidate the Webster, New York operations with its Eugene, Oregon operations. The Company also incurred a pretax charge of $0.4 million for the severance and benefit costs associated with the former CEO. In addition, the Company had a pretax charge of $2.0 million related to the integration of activities associated with the Percon acquisition and reorganization activities, primarily in connection with the Company's sales force.

        During the first quarter of 1999, the Company recorded a pretax charge of $2.1 million for severance and other costs. Of the total charge, $1.4 million was for the employee severance and benefit costs for the elimination of approximately 140 positions primarily at the Webster, New York manufacturing facility resultant from the consolidation of all high volume hand held scanner manufacturing at the Company's Eugene, Oregon facility. The remaining $0.7 is for the early termination of the lease on the Company's Webster offsite storage and repair facility. Excluding $0.2 million reversed in 1999, the Company recorded charges of $1.8 million in 1999 and $0.1 million in 2000.

        The following is an analysis of amounts included in restructuring reserves:

	Year Ended December 31,
	2001	2000	1999
Restructuring Reserves—
BALANCE, at beginning of year	$2,677	$1	$415
Addition to restructuring reserves charged to cost and expenses	1,198	5,004	2,100
Usage of restructuring reserves	(3,521)	(1,861)	(2,390)
Reversal of excess restructuring reserves	—	(467)	(124)

BALANCE, at end of year	$354	$2,677	$1

17.    ACQUISITION

        On January 19, 2000, the Company acquired all of the outstanding shares of Percon, a manufacturer of wireless and batch portable data terminals, decoders, input devices and data management software, for approximately $61.0 million. The acquisition was accounted for under the purchase method of accounting and accordingly, the results of Percon's operations are included in the 2000 consolidated statements of operations since the date of acquisition. The excess purchase price over the fair value of net assets acquired was approximately $45.8 million and is being amortized on a straight-line basis over ten years.

        The following unaudited pro forma condensed results of operations combine the operations of the Company with those of Pereon as if the acquisition was consummated on January 1, 1999. The pro forma information is presented after giving effect to certain adjustments for amortization of goodwill, incremental interest expense on acquisition financing and the related income tax effects. The pro forma results have been prepared for comparative purposes only and do not purport to be indicative of the results that would have been achieved during the periods indicated and are not intended to be indicative of future results.

	Pro Forma Twelve Months Ended
	December 31, 2000	December 31, 1999
Net sales	$241,642	$266,272
Income/(loss) from operations	(21,776)	20,422
Net income/(loss)	$(56,471)	$4,244
Net income/(loss) per common and common equivalent share:
Basic	$(4.68)	$0.36
Diluted	$(4.68)	$0.31
Weighted average number of common and common equivalent shares outstanding:
Basic	12,077	11,942
Diluted	12,077	13,751
In connection with the acquisition, liabilities assumed and net cash paid were as follows:
Fair value of assets acquired		$67,611
Liabilities assumed		6,623

Cash paid for business		60,988
Less: cash acquired		7,502

Net cash paid for business		$53,486

18.    MERGER RELATED COSTS

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

19.    SIGNIFICANT CUSTOMER INFORMATION

        The Company sells its products principally to original equipment manufacturers, value-added resellers, distributors and systems integrators. During 2001, sales to the Company's largest customer represented approximately 8% of net sales. During 2000, sales to the Company's largest customer was approximately 17% of net sales, however, the Company's agreement to supply this customer expired on December 31, 2000. There were no other customers responsible for greater than 10% of net sales in 2000. In 1999, there was no individual customer that accounted for greater than 10% of net sales. The Company's arrangements with major customers are generally nonexclusive.

20.    SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Year Ended December 31, 2001
Net sales	$50,474	$50,453	$44,610	$42,049
Gross profit	19,452	19,761	17,237	16,084
Net income/(loss)	(4,440)	(6,451)	(4,893)	(6,695)
Net income/(loss) per common and common equivalent share(1):
Basic	$(.36)	$(.53)	$(.39)	$(.52)
Diluted	$(.36)	$(.53)	$(.39)	$(.52)
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter(2)
Year Ended December 31, 2000
Net sales	$61,439	$67,418	$59,543	$52,483
Gross profit	23,570	25,743	22,745	9,877
Net income/(loss)	(3,150)	1	(8,000)	(43,913)
Net income/(loss) per common and common equivalent share(1):
Basic	$(0.26)	$0.00	$(0.66)	$(3.62)
Diluted	$(0.26)	$0.00	$(0.66)	$(3.62)

(1)
Earnings per share are computed independently for each of the quarters presented whereby the sum of the quarterly earnings per share in 2001 and 2000 does not equal the total computed for the respective years.

(2)
Fourth quarter of 2000 includes a change of $20.8 million to record a 100% valuation allowance on deferred income taxes.

21.    SALES BY GEOGRAPHIC AREA

        The Company operates its business and reports results as a single reportable business unit, specifically the design, manufacture and marketing of laser and non-laser handheld and fixed position bar code scanners, two-dimensional image readers, wireless portable data terminals, warehouse management software, bar code scan engine and verifies. Operations in this business segment are summarized below by geographic area and by products. The Company's operations in Europe and Rest of World (ROW) primarily consist of selling and performing field service maintenance on products designed and manufactured in the United States.

        Sales are allocated to geographic areas based on customer location and long-lived assets represent tangible assets used in operations in each geographic area.

	North America	Europe	ROW	Eliminations	Total
Year Ended December 31, 2001
Sales to unaffiliated customers	$85,763	$67,579	$34,244	$—	$187,586
Transfers between geographic areas	54,256	—	—	(54,256)	—

Total net sales	140,019	67,579	34,244	(54,256)	187,586

Long-lived assets	$8,236	$694	$67	$—	$8,997

	North America	Europe	ROW	Eliminations	Total
Year Ended December 31, 2000
Sales to unaffiliated customers	$142,610	$63,963	$34,310	$—	$240,883
Transfers between geographic areas	44,733	—	—	(44,733)	—

Total net sales	187,343	63,963	34,310	(44,733)	240,883

Long-lived assets	$14,143	$1,535	$131	$—	$15,809

	North America	Europe	ROW	Eliminations	Total
Year Ended December 31, 1999
Sales to unaffiliated customers	$127,344	$74,564	$29,416	$—	$231,324
Transfers between geographic areas	57,013	—	—	(57,013)	—

Total net sales	184,357	74,564	29,416	(57,013)	231,324

Long-lived assets	$24,945	$849	$200	$—	$25,994

        Sales are summarized by product as follows:

	2001	2000	1999
Scanners	$171,634	$224,173	$214,231
Service	15,952	16,710	17,093

	$187,586	$240,883	$231,324

22.    SUBSEQUENT EVENTS

        In November 2000, the Company announced a restructuring plan to reduce its debt and to achieve future profitability and growth. These restructuring plans included replacement of executive management, consolidation of redundant administrative activities, sale or disposal of unprofitable operations and streamlining of product lines and production operations to reduce cost and increase profit contribution for products sold.

        As reported in Footnote 7, Assets Sales, the Company has sold a number of non-core assets in connection with the restructuring effort. 50% of the proceeds from those sales were used to reduce indebtedness. In addition, the Company has initiated a number of cost reduction and profit improvement activities including the elimination of certain products, revision of selling and pricing practices, staff reductions and offshore manufacturing. The total cost savings associated with both the sale of non-core operations and the cost reduction initiatives was estimated to be approximately $40.0 million on an annualized basis.

        In March 2002, the Company and its lenders reached an agreement in principle to extend the maturities of the Company's existing financing facilities to August 1, 2002. The extension documents were signed and effective on April 3, 2002. The term loan and senior revolving credit and subordinated lender agreements expire on August 1, 2002. Accordingly, the Company has classified the entire term loan, senior revolving credit facility and subordinated debt as current.

        The terms of the financing arrangements with the Company's senior lenders are substantially unchanged from the April 13, 2001 modification agreement. Among other provisions, the commitment from the senior lender for the working capital facility is $34.0 million and the commitment for fixed financing is $60.2 million. The interest rate for the senior credit facilities is prime + 3.50%. The Company is required to apply 50% of net cash proceeds from asset sales to repay amounts borrowed under its senior credit facilities.

        In connection with the subordinated credit facility, the terms of the financing arrangement is substantially unchanged from the previously disclosed April 13, 2001 modification agreement. The $30.0 million subordinated debt carries an interest rate of 14%.

        The Company is required to achieve certain milestones in its recapitalization process and financial covenants related to its senior and subordinated credit facilities. At December 31, 2001, the Company was in compliance with, or had received waivers from all covenants. However, management is uncertain as to whether the Company will remain in compliance with these covenants.

        The Company intends to continue its efforts to complete the recapitalization process. It intends to engage in negotiations with existing creditors or refinance the Company with new lenders and/or equity prior to August 1, 2002. These efforts relating to a restructuring may result in a material dilution of all currently issued and outstanding equity interests, and it is possible that under certain circumstances all such interests may be extinguished. The Company is required to achieve certain milestones in its recapitalization process and maintain certain financial covenants related to its senior and subordinated credit facilities. Management believes that a restructuring transaction acceptable to the Company's lenders can be achieved, although there can be no assurance that such a transaction will be accomplished. In the event that the Company is unsuccessful in these restructuring efforts, the lenders would be entitled to exercise their respective rights and remedies under the credit facilities and applicable law, in which case the Company would not have sufficient funds to repay its outstanding debt and no assurance can be given that alternative sources of sufficient financing would be available on acceptable terms, or not at all.

SCHEDULE II

	Year Ended December 31,
	2001	2000	1999
Allowance for Doubtful Accounts—
BALANCE, at beginning of year	$793	$685	$1,492
Provision for doubtful accounts charged to cost and expenses	100	212	169
Write-offs of doubtful accounts, net of recoveries	(14)	(104)	(976)

BALANCE, at end of year	$879	$793	$685

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS ON
FINANCIAL STATEMENT SCHEDULE

To the Shareholders of
PSC, INC.

        We have audited in accordance with generally accepted auditing standards, the consolidated financial statements, as of December 31, 2001 and 2000 and for each of the three years in the period ended December 31, 2001 included in PSC, Inc. and subsidiaries' Form 10-K, and have issued our report thereon dated April 11, 2002. Our audit was made for the purpose of forming an opinion on those statements taken as a whole. The Valuation and Qualifying Accounts is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commissions rules and is not part of the basic financial statements. The Valuation and Qualifying Accounts Schedule for the years ended December 31, 2001, 2000 and 1999 has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statement taken as a whole.

/s/ ARTHUR ANDERSEN LLP

Portland, Oregon April 11, 2002

Exhibit 21.1—Subsidiaries of Registrant.

Parent: PSC. Inc.

          Domestic Subsidiaries:

    1.  PSC Scanning, Inc—Deleware
    2.  PSC Belgium—Deleware
    3.  PSC Automation, Inc.—Florida
    4.  Instaread Inc.—Florida
    5.  Percon Inc.—Washington

          Foreign Subsidiaries:

    1.  PSC Bar Code Ltd
    2.  PSC Gmbh
    3.  PSC SARL
    4.  PSC SRL
    5.  PSC Scandainavia
    6.  PSC Asia-Pacific
    7.  Japan KK
    8.  PSC Foreign Sales Corp

Exhibit 24.1

Consent of Independent Public Accountants

        As independent public accountants, we hereby consent to the incorporation of our reports included in this Form 10-K, into the Company's previously filed Registration Statement File No. 333-67164.

/s/ ARTHUR ANDERSEN LLP
Portland, Oregon April 11, 2002

Exhibit 99.0—The Confirmation of Arthur Andersen LLP Representations.

Securities and Exchange Commission
Washington, DC

Arthur Andersen LLP has represented to PSC, Inc. that its audit was subject to Andersen's quality control system for the U.S. accounting and auditing practice to provide reasonable assurance that the engagement was conducted in compliance with professional standards and that there was appropriate continuity of Andersen personnel working on the audit, availability of national office consulation and availability of personnel at foreign affiliates of Andersen to conduct the relevant portions of the audit.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: April 11, 2002	PSC INC.
/s/ EDWARD J. BOREY Edward J. Borey President and Chief Executive Officer and Director

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: April 11, 2002	PRINCIPAL EXECUTIVE OFFICER
/s/ EDWARD J. BOREY Edward J. Borey President and Chief Executive Officer and Director
Date: April 11, 2002	PRINCIPAL ACCOUNTING OFFICER
/s/ PAUL M. BROWN Paul M. Brown VP of Finance, Chief Financial Officer
Date: April 11, 2002	/s/ JAY M. EASTMAN Jay M. Eastman Director
Date: April 11, 2002	/s/ ROBERT S. EHRLICH Robert S. Ehrlich Director, Chairman of the Board
Date: April 11, 2002	/s/ THOMAS J. MORGAN Thomas J. Morgan Director

Date: April 11, 2002	/s/ JAMES C. O'SHEA James C. O'Shea Director
Date: April 11, 2002	/s/ TERRY R. PEETS Terry R. Peets Director
Date: April 11, 2002	/s/ JACK E. ROSENFELD Jack E. Rosenfeld Director
Date: April 11, 2002	/s/ SERGE THILL Serge Thill Director
Date: April 11, 2002	/s/ BERT W. WASSERMAN Bert W. Wasserman Director

QuickLinks

DOCUMENTS INCORPORATED BY REFERENCE
PART I
ITEM 1: BUSINESS
ITEM 2: PROPERTIES
ITEM 3: LEGAL PROCEEDINGS
ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT
PART II
ITEM 5: MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SECURITY HOLDER MATTERS
ITEM 6: SELECTED FINANCIAL DATA (All Amounts in Thousands, Except Per Share Data)
ITEM 7: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (All Amounts in Thousands)
ITEM 7A: QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
ITEM 8: FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
ITEM 9: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
PART III
ITEM 10: DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
ITEM 11: EXECUTIVE COMPENSATION
ITEM 12: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
ITEM 13: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
PART IV
ITEM 14: EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
PSC INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS (All Amounts in Thousands)
PSC INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF OPERATIONS (All Amounts in Thousands, Except Per Share Data)
PSC INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT) (All Amounts in Thousands)
PSC INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (All Amounts in Thousands)
PSC INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2001 (All Amounts in Thousands, Except Per Share Data)
REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS ON FINANCIAL STATEMENT SCHEDULE
SIGNATURES