Form 10-K/A
period 2001-12-31
PSC INC
filed 2002-05-01
CIK 319379

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2001

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                              to

Commission file number: 0-9919

PSC Inc.
Exact name of registrant as specified in its charter

New York	16-0969362
State or other jurisdiction of incorporation or organization	IRS Employer ID No.
111 SW Fifth Ave., Suite 4100 Portland, Oregon	97204
Address of principal executive offices	Zip Code

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

Yes ☒ No ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

        As of March 28, 2002, the aggregate market value of the shares of voting stock of the Registrant held by non-affiliates was $6,673,923.

        As of March 28, 2002, there were 12,834,437 shares of the Registrant's common stock, $0.01, par value, outstanding.

ITEM 10: DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        The Item 4, as reported in the company's Form 10-K, filed on April 16, 2002 is amended and inserted herein:

        The Company's executive officers as of December 31, 2001, were as follows:

Name	Age (on 12-31-01)	Position
Edward J. Borey	52	President and Chief Executive Officer
William L. Parnell, Jr.	45	Executive Vice President and Chief Operating Officer
Paul M. Brown	48	Vice President, Finance, Chief Financial Officer and Treasurer
David L. Sullivan	45	Senior Vice President, Worldwide Sales and Marketing
Marcy L. Edwards	47	Vice President, Senior Counsel and Corporate Secretary

        The Company's Board of Directors as of December 31, 2001 were as follows:

Name	Age (on 12-31-01)
Robert S. Ehrlich	63	Director, Chairman of the Board
Edward J. Borey	52	Director
Jay M. Eastman	53	Director
Thomas J. Morgan	65	Director
James C. O'Shea	56	Director
Terry R. Peets	57	Director
Jack E. Rosenfeld	63	Director
Serge Thill	47	Director
Roberto Tunioli	43	Director
Bert W. Wasserman	69	Director

Information Regarding the Company's Executive Officers as of December 31, 2001

        Edward J. Borey has served as President, Chief Executive Officer and a director since December 2000. Prior to joining the Company, Mr. Borey was President and CEO of TranSenda (May 2000 to December 2000). Previously, Mr. Borey held senior positions in the automated data collection industry. At Intermec Technologies Corporation (1995-1999), he was Executive Vice President and Chief Operating Officer and also Senior Vice President/General Manager of the Intermec Media subsidiary. Prior to that time, Mr. Borey also held Vice President/General Manager positions at Paxar (1992-1995) and at Monarch Marketing Systems (1989-1992). Mr. Borey also held senior marketing positions at companies in the retail automation industry, including Seimans Nixdorf, ICL and National Semiconductor Datachecker. Currently, Mr. Borey serves as a Board member at Centura Software, recently renamed MBrane, and he is on the Advisory Board of TranSenda Software and NextRx. Mr. Borey holds a B.S. degree in Economics from the State University of New York, College of Oswego; an M.A. degree in Public Administration from the University of Oklahoma and an M.B.A. degree in Finance from Santa Clara University.

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

        Paul M. Brown has served as Vice President, Finance, Chief Financial Officer and Treasurer since April 2001. Prior to joining the Company, Mr. Brown held senior management positions with TRM Corporation, a publicly traded company that operates an international network of ATMs and copy machines, and with SMC Corporation, a publicly traded manufacturer of motorized recreational vehicles. A CPA, Mr. Brown has also worked as a consultant for Arthur Andersen & Co., and holds a B.S. degree from Portland State University.

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

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

        Section 16(a) of the Securities Exchange Act of 1934 requires the Company's directors and executive officers, and persons who own more than 10% of a registered class of the Company's equity securities, to file with the Securities and Exchange Commission ("SEC") reports of ownership and changes in ownership of common stock and other equity securities of the Company. Officers, directors and greater-than-10% beneficial owners are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file.

        Based solely on review of the copies of such reports furnished to the Company or written representations that no other reports were required, the Company believes that, during the 2001 fiscal year, all filing requirements applicable to its officers, directors and greater-than-10% beneficial owners were complied with.

ITEM 11: EXECUTIVE COMPENSATION

Summary Compensation Table

        Set forth below is information concerning the cash and non-cash compensation for services in all capacities to the Company for the fiscal years 2001, 2000 and 1999 received by (i) all persons who served as the Chief Executive Officer in 2001 and (ii) the four other most highly paid Executive Officers in the employ of the Company at December 31, 2001 (the individuals in (i) and (ii), collectively, the "Named Executive Officers").

SUMMARY COMPENSATION TABLE

						Long-term Compensation Awards Securities Underlying Options(#)
	2001 Executive Officers—Annual Compensation
Name & Principal Position	Year	Salary($)	Bonus($)	— Other Annual(1) Compensation ($)(2)	Restricted Stock Awards ($)			All Other Compensation(2)
Edward J. Borey(4)(5) President and Chief Executive Officer and Director	2001 2000	$382,942 13,846	$360,000 —	$923 2,724	— —	500,000 500,000	(5)		$9,692 —
Paul M. Brown(3)(4) Vice President—Finance, CFO	2001	$126,410	—	$264	—	180,000			—
Marcy L. Edwards(3)(4) Vice President, Legal Counsel	2001	$65,895	—	$133	—	100,000			—
David L. Sullivan(3)(4) Vice President—Sales & Marketing	2001	$99,824	—	$208	—	150,000			—
William L. Parnell, Jr.(4) Vice President Operations	2001 2000	$285,624 52,622	— 81,540	$540 3,070	— —	— —		$ $	7,058 221,173

(1)
Except as noted, none of the Named Executive Officers received personal benefits in excess of the lesser of $50,000 or 10% of such individual's reported bonus for 2001, 2,000. The amounts in this column for 2001 include premiums on enhanced life and disability policies in the amounts of: Mr. Borey—$923; Mr. Parnell—$540; Mr. Brown -$264; Mr. Sullivan—$208; Ms. Edwards—$133.

(2)
The amounts in this column for 2001 include the following:

(a)
The Company's matching contributions to its 401(k) Plan as follows: Mr. Borey—$2,908; Mr. Parnell—$3,529.

(3)
The amounts in this column for 2000 include the following:

(a)
Amounts paid to Mr. Parnell consisting of severance $201,877, moving expense of $16,226, and auto expenses of $3,070

(4)
Mr. Borey joined the Company as President and Chief Executive Officer on December 4, 2000. See "EXECUTIVE COMPENSATION—Employment Contracts and Severance and Change-in-Control Agreements—Edward J. Borey". Mr. Brown joined the Company on April 16, 2001. Mr. Sullivan joined the Company on June 25,2001. Ms. Edwards joined the Company on July 10, 2001.

(5)
Mr. Borey's options were repriced to $1.19 in 2001.

Options and Stock Appreciation Rights

        The following tables summarize option grants to, and exercises by, the Named Executive Officers in fiscal 2001, and the value of the options held by such persons at the end of fiscal 2001. No stock appreciation rights have ever been granted by the Company.

OPTION GRANTS IN 2001

	Individual Grants
						Potential Realizable Value at Assumed Annual Rates of Stock Price Appreciation for Option Term(1)
		Percent of Total Options Granted to Employees in Fiscal 2001(2)
	Number of Securities Underlying Options Granted (#)
Name			Exercise or Base Price ($/Share)(3)		Expiration Date(4)
						5% ($)	10% ($)
Edward J. Borey(5)	500,000	37.87%	$1.19	(2)	12/04/05	$168,388	$374,192
Paul M. Brown	180,000	13.63%	$1.10		04/16/06	$54,704	$124,521
Marcy L. Edwards	100,000	7.57%	$1.10		07/10/06	$30,391	$69,178
David L. Sullivan	150,000	11.36%	$1.12		06/15/06	$46,415	$105,654

(1)
The potential realizable value portion of the table illustrates the value that might be realized upon exercise of the options immediately prior to the expiration of their term, assuming the specified compounded rates of appreciation on the Company's Common Shares over the term of the options. This hypothetical value is based entirely on assumed annual growth rates of 5% and 10% in the Company's stock price over the term of the options granted in 2001. The assumed rates of growth were selected by the Securities and Exchange Commission for illustration purposes only, and are not intended to predict future performance and prospects. These numbers do not take into account provisions of certain options providing for termination of the option following termination of employment, non-transferability or vesting over various periods.

(2)
Percentages indicated are based on a total of 820,500 options granted to 30 individuals (22 employees and 8 directors) during 2001, plus the 500,000 options granted to Mr. Borey in 2000 were repriced to $1.19 in 2001.

(3)
The exercise price per share is 100% of fair market value of the Company's Common Shares on the date of grant.

(4)
All stock options expire five years from the date of grant.

(5)
See "EXECUTIVE COMPENSATION—Other Remuneration Arrangements".

Option Repricing and Ten-Year Option Repricing Table

        On October 23, 2000, the Board of Directors approved the repricing of all stock options held by employees, including executive officers, on that date. Options for approximately 1,159,000 shares, held by approximately 154 persons, were repriced to $2.50 per share, the closing price of the Company's Common Shares on The Nasdaq Stock Market® on October 23, 2000. All other terms and conditions contained in the original stock options remained in effect. In addition, effective as of October 23, 2000, all stock options held by the directors were repriced to $2.50 per share.

        The following table sets forth, for all Executive Officers and of the Company, all option repricings during the period January 1, 1991 through December 31, 2001.

TEN-YEAR OPTION/SAR REPRICINGS

Name and Title	Date	Number of Securities Underlying Options Repriced or Amended	Market Price of Stock at Time of Repricing or Amendment		Exercise Price at Time of Repricing or Amendment		New Exercise Price		Length of Original Option Term Remaining At Date of Repricing or Amendment
Edward J. Borey President, Chief Executive Officer, Director	01/14/01	500,000		$1.19		$1.75		$1.19	6 years
David L. Latimer Vice President, Product Marketing	10/23/00 10/23/00 10/23/00	15,000 5,000 20,000	$ $ $	2.50 2.50 2.50	$ $ $	11.88 6.75 6.13	$ $ $	2.50 2.50 2.50	7 1/2 years 4 years 4 1/3 years
George A. Plesko Senior Vice President	10/23/00	20,000		$2.50		$7.63		$2.50	4 1/6 years
Matt D. Schler Vice President, Engineering and Product Development	10/23/00 10/23/00 12/6/99	7,500 37,500 37,500	$ $ $	2.50 2.50 7.09	$ $ $	6.75 7.09 10.38	$ $ $	2.50 2.50 7.09	4 years 4 1/12 years 7 11/12 years
John B. West Vice President, Mobile and Wireless	10/23/00	7,500		$2.50		$8.00		$2.50	4 1/4 years

(1)
In 1999, the Company offered Mr. Schler the opportunity to exchange options for new options for 37,500 shares. The new options reduced the number of shares underlying the original grants by 25%. In addition, the new options for 37,500 shares, lowered the exercise price, reduced the option term from ten years to five years and established a new performance-based vesting and exercise schedule. The option will expire on December 6, 2004.

AGGREGATE OPTION EXERCISES IN 2001
AND 2001
YEAR-END OPTION VALUES

			Number of Securities Underlying Unexercised Options at December 31, 2001 (#)		Value of Unexercised In-the-Money Options at December 31, 2001 ($)(1)
Name	Shares Acquired on Exercise (#)	Value Realized ($)
			Exercisable	Unexercisable	Exercisable	Unexercisable
Edward J. Borey	—	—	166,667	333,333	—	—
Paul M. Brown	—	—	—	180,000	—	—
William L. Parnell	—	—	62,500	187,500	—	—
David Sullivan	—	—	—	150,000	—	—
Marcy L. Edwards	—	—	—	100,000	—	—

(1)
The closing price for the Company's Common Shares as reported by The Nadsaq Stock Market® on December 31, 2001 was $0.52. Value is calculated on the basis of the difference between the option price and $0.52 multiplied by the number of Common Shares underlying the option. An option is in-the-money if the market value of the Common Shares subject to the option exceeds the option price.

CORPORATE PERFORMANCE GRAPH

        Notwithstanding anything to the contrary set forth in any of the Company's previous filings under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934 that might incorporate future filings, the following Performance Graph and the Report of the Compensation Committee of the Board of Directors on Executive Compensation shall not be incorporated by reference into any such filings.

        The following graph reflects a comparison of the cumulative total return of the Company's Common Shares from December 31, 1996 through December 31, 2001, with the Standard and Poor's 500 Index and the Standard and Poor's Technology Sector Index. Comparisons of this sort are required by the Securities and Exchange Commission and, therefore, are not intended to forecast or be indicative of possible future performance of the Company's Common Shares. The graph assumes that $100 was invested on December 31, 1996 in each of the Company's Common Shares, the Standard and Poor's 500 Index and the Standard and Poor's Technology Sector Index and that all dividends were reinvested.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
AMONG PSC, INC., THE S & P 500 INDEX
AND THE S & P COMPUTER STORAGE & PERIPHERALS INDEX

*$100 invested on 12/31/96 in stock or index-including reinvestment of dividends. Fiscal year ending December 31.

Copyright © 2002. Standard & Poor's, a division of the McGraw-Hill Companies, Inc. All rights reserved.
www.researchdatagroup.com/S&P.htm

REPORT OF THE COMPENSATION COMMITTEE OF THE BOARD OF DIRECTORS ON EXECUTIVE COMPENSATION

        The Compensation Committee of the Board of Directors (the "Committee"), consisting entirely of non-employee directors (Messrs. O'Shea (Chairman), Morgan, Rosenfeld and Thill), approves all of the policies under which compensation is paid or awarded to the Company's executive officers.

        The Company's executive compensation policy is intended (i) to support the attainment of the Company's long and short-term strategic and financial objectives; (ii) to provide a competitive total compensation program that enables the Company to attract, motivate and retain the key executives needed to accomplish the Company's goals; (iii) to provide variable compensation opportunities that are directly related to the performance of the Company; (iv) to align executive compensation with growth in shareholder value; and (v) to recognize and reward executives for their contributions and commitment to the growth and profitability of the Company. The Compensation Committee believes this policy is generally best accomplished by providing a competitive total compensation package, a significant portion of which is variable and at risk and related to established performance goals.

        To maintain a competitive level of compensation, the Company and the Committee periodically utilize the services of independent compensation consultants to analyze compensation data for high technology companies with revenues of $250 million and to recommend plan designs and guidelines and compensation strategies.

        The Company's compensation program for executive officers consists of the following key elements: base salary, annual cash incentives and equity-based incentives. Salary and annual incentive payments are mainly designed to reward current and past performances. Equity-based incentives are primarily designed to provide strong incentives for long-term future performance. The components of the compensation program for executives are described below.

        Base Salary:    Base salaries and increases for executive officers, other than Mr. Borey, are determined by the Chief Executive Officer within the guidelines established by the Committee and are based upon the officer's current performance, experience, the scope and complexity of his or her position within the Company and the external competitive marketplace for comparable positions at peer companies. Base salaries are designed to be competitive, generally at the median or 50th percentile, as compared to salary levels for equivalent executive positions in comparable companies and are normally reviewed annually.

        Annual Incentive:    A substantial portion of each executive officer's compensation is variable and tied to Company performance.

        The Company's Management Incentive Plan (the "MIP"), which is applicable to all of the Company's key executives and department managers, provides cash incentive awards based upon overall performance by the Company as determined by specific measurement targets which are established each year by the Committee. In 2001, the measurement target was based on achievement of specific EBITDA (earnings before interest, taxes, depreciation and amortization), adjusted for certain restructuring costs. If the target is achieved, awards varying from 10% to 100% of base salary will be paid. Below a threshold level of performance, no awards will be granted. If the target is surpassed, awards increase, depending on the percentage of target achieved. The incentive percentage for an employee is based upon position in the Company and is based upon market comparisons. Since the Company did not meet its performance targets for 2001, no MIP bonuses were paid to any individual in 2001. In 2002, the performance targets will be based on EBITDA and return on assets.

        Equity-Based Incentives:    Stock options are granted to aid in the retention of key employees and to align the interests of key employees with those of the shareholders. Stock option grants are discretionary and reflect the current performance and continuing contribution of the individual to the success of the Company. The Committee is responsible for determining the individuals to whom grants should be made, the time of the grants and the number of shares subject to each option. Stock options are granted with an exercise price equal to the fair market value of the Company's Common Shares on the date of grant. Any value received by the executive from an option grant depends completely upon increases in the price of the Company's Common Shares. Consequently, the full value of an executive's compensation package cannot be realized unless an appreciation in the price of the Company's Common Shares occurs over a period of years.

        In 2001, stock options were granted only to new officers and to certain other newly employed key individuals.

  Option Repricing

        Recognizing that executive officers and directors, as well as all employees, held stock options with option prices significantly higher than the current market value of the Company's Common Shares, thereby negating the incentive and retention power associated with such options, the Committee authorized on October 23, 2000 the repricing of all outstanding options held by all individuals who were officers, directors and employees on that date. Accordingly, the exercise price for all options, which had exercise prices ranging from $13.06 to $3.59, was reduced to $2.50 per share, the fair market value of the Company's Common Shares as of October 23, 2000. The Compensation Committee believes that stock options are a significant factor in the Company's ability to attract, retain and motivate employees who are critical to the Company's long-term success. The disparity between the original exercise prices of the Company's outstanding options and the market price for the Common Shares did not provide, in the judgment of the Compensation Committee, a meaningful incentive or retention device to the employees holding those stock options, and, therefore, the Compensation Committee determined that repricing the stock options was in the best interests of the Company and its shareholders. See "EXECUTIVE OFFICER COMPENSATION—Option Repricing and Ten-Year Option Repricing Table."

        When Mr. Borey was elected President and Chief Executive Officer as of December 4, 2000, the Committee established his base salary and other compensation arrangements [by assessing comparative compensation information and survey sources that capture high technology pay data for companies that approximate PSC's size. Mr. Borey's base salary, which is at the rate of $400,000 per annum, approximates the median of relevant general industry market data. Mr. Borey's Employment Agreement is described in detail in "EXECUTIVE OFFICER COMPENSATION—Employment Contracts and Severance and Change-in-Control Agreements—Edward J. Borey"

  Tax Considerations

        Section 162(m) of the Internal Revenue Code generally limits the corporate tax deduction for compensation paid to the Named Executive Officers to $1,000,000 each. However, compensation is exempt from this limit if it qualifies as "performance-based compensation". The Compensation Committee has carefully considered the impact of this tax code provision and its normal practice is to take such action as is necessary to preserve the Company's tax deduction. The Committee believes that all of the Company's 2001 compensation expense will be deductible for federal income tax purposes.

        Although the Compensation Committee will continue to consider deductibility under Section 162(m) with respect to future compensation arrangements with executive officers, deductibility will not be the sole factor used in determining appropriate levels or methods of compensation. Since Company objectives may not always be consistent with the requirements for full deductibility, the Company may enter into compensation arrangements under which payments are not deductible under Section 162(m). It is not expected that the compensation of any executive officer will exceed $1,000,000 in fiscal 2002.

Compensation Committee
James C. O'Shea, Chairman Thomas J. Morgan Jack E. Rosenfeld Serge Thill

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

        The members of the Compensation Committee consist of Messrs. O'Shea (Chairman), Morgan, Rosenfeld and Thill. Each member is a non-employee director and does not have any direct or indirect material interest in or relationship with the Company outside of his position as director.

ITEM 12: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        Set forth below is information regarding beneficial ownership of any class of the Company's Voting Shares as of April 30, 2002 (except as otherwise noted below) by (i) each entity or person known by the Company to be the beneficial owner of more than five percent (5%) of any class of the Company's voting shares, (ii) each of the Company's current directors and nominees to the Board of Directors, (iii) each of the Company's executive officers named in the Summary Compensation Table, and (iv) all current directors, director nominees and executive officers of the Company as a group. The information as to each person and entity has been furnished by such person and entity, and, except as noted, each person and entity named in the table has sole voting and investment power with respect to all shares shown as beneficially owned by such person or entity.

Certain Beneficial Owners

Name and Address of Beneficial Owner	Title of Class	Shares of Class Beneficially Owned	Percentage of Class Beneficially Owned
Dr. Romano Volta(1) Hydra S.p.A. Via Massino D'Azeglio 57 40123 Bologna, Italy	Series A Preferred Shares Common Shares	110,000 1,991,251	100% 15.51%
Whelan & Gratny Capital Management(2) 611 Santa Cruz Avenue, Suite C Menlo Park, CA 94025	Common Shares	1,416,587	11.04%

(1)
Hydra Investissements S.p.A. ("Hydra Investissements"), a Luxembourg corporation, is the record owner of 110,000 Series A Preferred Shares and a warrant ("Warrant") to purchase 180,000 Common Shares. The Series A Preferred Shares are convertible into Common Shares at the rate of one Series A Preferred Share for 12.5 Common Shares (subject to adjustment in certain circumstances). As adjusted to reflect the conversion, Hydra Investissements owns beneficially 1,375,000 Common Shares. The Warrant is currently exercisable and accordingly Hydra Investissements owns beneficially 180,000 Common Shares. On its Schedule 13D dated September 22, 1997, filed with the Securities and Exchange Commission, Hydra Investissements reported that it has shared voting and dispositive power with respect to all of the 1,555,000 Common Shares beneficially owned by it. Dr. Volta directly owns 426,501 Common Shares with sole voting and dispositive power and may be deemed to be beneficial owner, with shared voting and dispositive power, of the 1,555,000 Common Shares beneficially owned by Hydra Investissements by reason of the ownership by Hydra S.p.A. ("Hydra") of 100% of the capital stock of Hydra Investissements and the ownership by Dr. Volta of 50% of the capital stock of Hydra. Dr. Volta also beneficially owns 9,750 Common Shares which are subject to options currently exercisable.

(2)
Based on Schedule 13F filed with the Securities and Exchange Commission on February 12, 2002, Whelan & Gratny Capital Management reported that it had sole voting power and sole investment power with respect to 1,034,750 shares and shared voting power and shared investment power with respect to 381,837 shares. Whelan & Gratny Capital Management is an institutional investment manager.

Security Ownership of Directors and Executive Officers

Name of Beneficial Owner	Common Shares Beneficially Owned		Percent of Common Shares Beneficially Owned
Edward J. Borey*	166,667		1.28%
Jay M. Eastman*	250,678	(1)(3)	1.93%
Robert S. Ehrlich*	646,770	(1)(2)	3.30%
Thomas J. Morgan*	52,130	(1)	+
James C. O'Shea*	46,424	(1)	+
Terry R. Peets*	6,500		+
Jack E. Rosenfeld*	80,902	(1)(2)	+
Serge Thill*	—		—
Bert W. Wasserman*	229,500	(1)	1.78%
Paul M. Brown	—		—
David L. Sullivan	—		—
Marcy L. Edwards	—		—
William L. Parnell, Jr.	62,500		+

All current directors, director nominees and executive officers as a group including those named above (15 persons)	1,676,570	(4)	12.24%

*
Current member of the Board of Directors of the Company

+
Less than 1%

(1)
Includes the following Common Shares subject to acquisition by the exercise of stock options which are, or within 60 days after April 30, 2002 will be, exercisable and are therefore deemed under Securities and Exchange Commission regulations to be beneficially owned: Messrs. Morgan and Rosenfeld, 22,750 shares each; Mr. O'Shea, 16,250 shares; Mr. Ehrlich, 236,125 shares; Dr. Eastman, 121,828 shares; Mr. Wasserman, 63,000 shares; Mr. Peets, 6,500 shares; Mr. Borey, 166,667 shares; Mr. Parnell, 62,500 shares.

(2)
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

(3)
Includes 3,121 shares held by Dr. Eastman's wife, and 7,232 shares held by his son.

(4)
Includes 986,620 shares subject to acquisition by the exercise of stock options which are, or within 60 days after April 30, 2002 will be, exercisable.

ITEM 13: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

COMPENSATION OF DIRECTORS

        In 2001, each non-employee director was paid $500 for each Board and Committee meeting attended by him, except that no more than $500 was paid if more than one meeting occurred on the same day. Also, each non-employee director received a retainer at the annual rate of $12,500 (the "Director Retainer"), and each Chairman of a Board Committee (except Mr. Ehrlich) received an additional annual retainer of $2,500 (the "Chairman Retainer"). Both the Director Retainer and the

Chairman Retainer were paid in four equal installments on the last day of each calendar quarter. For 2001, an aggregate of $131,167 in meeting fees and retainers was paid in cash or in stock to the non-employee directors. Each non-employee director is also reimbursed the reasonable expenses incurred in attending the meeting.

        Through 2001, pursuant to the PSC Inc. Compensation Plan for Non-Employee Directors, non-employee directors had the opportunity to receive payment of their compensation either in cash or in Common Shares. The maximum number of Common Shares that may be issued under the Plan is 50,000 shares. At December 31, 2000 all such shares had been issued. The directors may also elect to receive their compensation either currently or on a deferred basis. During 2001, no director chose to defer his compensation. If the amount to be deferred would have been payable in cash, the Company would credit a Deferral Account maintained for the director with an amount that would otherwise have been payable to the director in cash. If the amount to be deferred would have been payable in stock, the Company would credit units ("Stock Units") to a Unit Account maintained for the director. Directors make separate elections with respect to the manner of the payment of the compensation and the time of the payment of the compensation. The number of Common Shares issued or the number of Stock Units credited to a director's account would equal the cash amount of the compensation divided by the fair market value of one share of stock on the date on which such cash amount would otherwise have been paid. Stock Units and amounts in a Deferral Account are fully vested at all times. Payment of Stock Units (in full Common Shares) and the amounts in a Deferral Account must be deferred at least one year. The director chooses the date of the payment, which may be upon termination of service as a director.

        The Company's 1994 Stock Option Plan (the "1994 Plan") provides that each member of the Board of Directors who is not also an employee or consultant of the Company will automatically receive on the date of the Annual Meeting of Shareholders a stock option for 6,500 Common Shares. On the date of the 2001 Annual Meeting of Shareholders, non-employee director stock options ("NEDSOs") to purchase 6,500 shares were granted to each non-employee director, at a purchase price of $1.12 per share, the fair market value on the date of the grant. The NEDSOs are exercisable in their entirety on July 11, 2002 and terminate on July 11, 2006. No NEDSOs were granted to Messrs. Ehrlich or Borey in 2001.

        In January 2001, the Board approved a three-year compensation agreement for Mr. Ehrlich effective as of January 1, 2001 and terminating on December 31, 2003. The agreement was subsequently amended in November 2001 (the Agreement, as amended is referred to as the "2001 Ehrlich Agreement").

        Pursuant to the 2001 Ehrlich Agreement, Mr. Ehrlich will receive base fee ("Base Fee") of the annual rate of (i) $100,000 with respect to the calendar year ending December 31, 2001; (ii) $110,000 with respect to the calendar year ending December 31, 2002; and (iii) $121,000 with respect to the year ending December 31, 2003.

        In addition, under the 2001 Ehrlich Agreement, Mr. Ehrlich will be eligible to receive a performance bonus in each year of the 2001 Ehrlich Agreement if certain performance goals and targets determined by the Company's Board of Directors for the Company's Management Incentive Plan ("MIP") are met. Such performance bonus will range from 30% to 150% of his Base Fee with no performance bonus if the minimum performance goal is not achieved. Mr. Ehrlich is also eligible to participate in the Company's 401(k) Plan.

        Mr. Ehrlich will be reimbursed for all reasonable expenses, as reasonably determined by him, incurred by him in carrying out his duties. In addition, the Company will pay Mr. Ehrlich a non-refundable allowance of $3,000 per month for office, secretarial and other overhead expenses incurred by him in rendering services on behalf of the Company. This allowance will be increased by $500 per month on each January 1, commencing January 1, 2002.

        Pursuant to the 2001 Ehrlich Agreement, on January 1, 2001 and January 1, 2002 Mr. Ehrlich received a stock option for 37,500 Common Shares of the Company at an exercise price of $0.75 per share and $0.52 per share, respectively, the fair market value of the Company's Common Shares on those dates. These options vest in three equal annual installments commencing on the date of grant and terminate on January 1, 2006 and January 2007, respectively. If Mr. Ehrlich is Chairman of the Board of Directors of the Company on January 1, 2003, the Company will grant Mr. Ehrlich a stock option for 37,500 Common Shares. If there is a Change-in-Control (as hereinafter defined), or in the event of the termination of Mr. Ehrlich's services by the Company prior to December 31, 2003 for any reason other than termination for Cause, as defined below, death or disability, or in the event of the termination of such services by Mr. Ehrlich for Good Reason, Mr. Ehrlich will be immediately entitled to receive the stock options which otherwise would have been granted to him on January 1, 2003, fully vested and exercisable and at a purchase price equal to the fair market value of the Company's Common Shares on the date preceding the date of the Change in Control or termination, as the case may be.

        The 2001 Ehrlich Agreement contains provisions relating to confidentiality, non-competition and Change in Control.

        In the event of the termination of Mr. Ehrlich's services by the Company for any reason other than Cause or a Change- in-Control or upon the resignation of Mr. Ehrlich for Good Reason, the Company will pay Mr. Ehrlich on the date of such termination a lump sum amount equal to the aggregate amount of Mr. Ehrlich's Base Fee and bonuses at 100% of target for the unexpired portion of the term of the 2001 Ehrlich Agreement.

        In the event of Mr. Ehrlich's services are effectively terminated as a result of a Change-in-Control, or at Mr. Ehrlich's election within sixty (60) days after a Change-in-Control, the Company or its successor will pay Mr. Ehrlich, on the date of such Change- in-Control, a lump sum payment in an amount equal to the product of (A) the sum of (x) the Base Fee at the annual rate then in effect plus (y) the highest annual bonus paid to Mr. Ehrlich under the Company's current Management Incentive Plan or any successor plan in the three full fiscal years preceding termination multiplied by (B) 2.9. In addition, Mr. Ehrlich will be immediately vested in any retirement, incentive, restricted stock, or option plans or agreements then in effect.

        If any of the payments to Mr. Ehrlich are considered "excess parachute payments" as defined in Section 280G of the Internal Revenue Code, the payments will be reduced to avoid such a characterization.

        On May 29, 2001, the Board of Directors approved the repricing of all stock options held by directors, to be effective as of October 23, 2000, the date on which the Board had approved the repricing of stock options held by officers and employees. Accordingly, options for 513,578 shares, held by eight directors, were repriced to $2.50 per share, the closing price of the Company's Common Shares on the Nasdaq Stock Market® on October 23, 2000. The closing price of the Company's Common Shares on The Nasdaq Stock Market® on May 29, 2001 was $1.10.

Directors' and Officers' Liability Insurance Policy

        The Company has an insurance policy for $15,000,000 effective until January 20, 2003, which protects its employees, officers and directors against losses which certain persons may incur because of their acts or omissions as employees, officers, or directors. The policy is underwritten by National Union Fire Insurance Company of Pittsburg, PA (AIG) at an aggregate premium of $275,000 for a one-year period. Additionally, the company elected to extend coverage for any claims made between January 20, 2002 and January 20, 2003 alleging wrongful acts that occurred prior to January 20, 2002, at a premium of $109,375 for the extended period.

EMPLOYMENT CONTRACTS AND SEVERANCE AND CHANGE-IN-CONTROL ARRANGEMENTS

  Edward J. Borey

        On December 4, 2000, the Company and Edward J. Borey entered into an Employment Agreement pursuant to which Mr. Borey was employed as President and Chief Executive Officer. The Agreement was amended in November 2001 (the agreement, as amended, is referred to as the "Borey Agreement" and expires on December 31, 2003. However, unless written notice is given to the contrary by either the Company or Mr. Borey at least four months prior to the expiration date, the employment period will automatically be extended for an additional one-year term. Under the Borey Agreement, Mr. Borey received a base salary at the annual rate of $360,000 during the first year of the Agreement, increasing to $400,000 thereafter, plus cost of living. In addition, under the Borey Agreement, for 2001 Mr. Borey received a guaranteed bonus of $360,000, and for calendar years thereafter, if certain performance goals and targets determined by the Company's Board of Directors for the Company's Management Incentive Plan ("MIP") are met, he will be entitled to receive a performance bonus ranging from 30% to 150% of his base salary. Mr. Borey is eligible to participate in employee benefit plans generally made available by the Company to its executive officers and to receive reimbursement for reasonable individual relocation expenses.

        Pursuant to his agreement, on December 4, 2000, Mr. Borey received a stock option for 500,000 Common Shares at an exercise price of $1.75, the fair market value of the Company's Common Shares on the date of grant. In January 2001, the options were repriced to $1.19. The options vest in three equal annual installments commencing one year from the date of grant, but no options may be exercised unless and until the trading price of the Company's Common Shares equals or exceeds $3.00 per share for twenty consecutive days. If the trading price does not reach the specified goal, the options may nevertheless be fully exercisable after June 4, 2005. The options expire on December 4, 2005. On January 14, 2002, Mr. Borey received a stock option award for 100,000 Common Shares at an exercise price of $0.52, the fair market value of the Company's Common Shares on the date of grant. The option vest in three equal annual installments commencing on November 26, 2002; November 26, 2003; November 26, 2004. The options expire on January 2, 2007. If Mr. Borey is an officer of the Company on January 2, 2003, the Company will grant him a stock option for not less than 75,000 shares.

        In the event the Company is adjudicated insolvent, Mr. Borey will be entitled to additional compensation to offset the decrease in the likelihood that there will be any value to his equity potential and bonus potential. Accordingly, he will be entitled to a twofold increase in base salary and payment of 2% of the total gross sales of the Company's assets in lieu of the bonus payments. Also, in the event the Company is adjudicated insolvent, Mr. Borey will be entitled, at his discretion, to terminate his employment relationship with the Company upon sixty (60) days written notice. If such termination option is exercised he will be entitled to a severance payment equal to the greater of (a) his base salary and bonuses for the unexpired portion of the term or (b) his base salary for one year and his bonus for one year at 100% of target.

        The Borey Agreement contains provisions relating to confidentiality, non-competition and Change-in-Control.

        In the event of the termination of Mr. Borey's services by the Company for any reason other than Cause (as defined below) or a Change-in-Control or upon the resignation of Mr. Borey for Good Reason, the Company will pay Mr. Borey an amount equal to the greater of (a) Mr. Borey's base salary and bonuses at 100% of target for the unexpired portion of the term or (b) Mr. Borey's base salary for one year and his bonus for one year at 100% of target, and all benefits will continue for a period equal to the greater of the periods set forth in (a) or (b) above. Under certain circumstances, the severance payments to Mr. Borey may be offset if he receives compensation from a third party.

        In the event Mr. Borey terminates his employment for any reason within ninety days after the occurrence of a Change-in-Control or in the event of the termination of Mr. Borey's services within the two-year period following a Change-in-Control of the Company and such termination is (a) by the Company or its successor for any reason other than Cause or (b) by Mr. Borey for Good Reason following a Change-in-Control, the Company will pay Mr. Borey an amount equal to the product of the sum of (x) his base salary and (y) the highest annual bonus paid to him in the three full fiscal years preceding termination multiplied by 3.0. Said amount will be in a lump sum cash payment. All benefits will also continue for a period of three years after such termination.

        If any of the payments to Mr. Borey are considered "excess parachute payments" as defined in Section 280G of the Internal Revenue Code, the payments will be reduced to avoid such a characterization.

  Severance/Change-in-Control Agreements

        Severance/Change-in-Control Agreements have been entered into with all senior executive officers in order to assure the Company of the continued services of those executives to the Company in an effective manner without distraction by reason of the possibility of a termination of employment by the Company or a change in control of the Company. In general, all provide that in the event of the termination of the executive's employment by the Company, for any reason other than Termination for Cause, death, disability or a Change-in-Control, the Company will continue to pay the executive for a period of one year (two years in the case of William L. Parnell, Executive Vice President and Chief Operating Officer) following such termination an amount equal to the executive's salary at the annual rate then in effect. In addition, the Company will provide the executive with the executive's then current health, dental, life and accidental death and dismemberment insurance benefits for a period of the same time period following such termination. Each agreement also contains a covenant not-to-compete during the one-year period (two-year period in the case of Mr. Parnell) in which severance benefits are being paid. In the event of the termination of the executive's employment within the two-year period following a Change-in-Control of the Company, and such termination is (i) by the Company for any reason other than Termination for Cause or (ii) by the executive if the executive terminates such employment for Good Reason (as defined below), or, in the case of Mr. Parnell, if he terminates his employment for any reason within 90 days after the occurrence of a Change-in-Control, the Company will pay the executive his annual salary for a period of one year (in the case of Mr. Parnell, over a period of three years) an amount equal to the sum of (x) the executive's salary at the annual rate then in effect and (y) the highest annual bonus paid to the executive under the Company's current Management Incentive Plan or any successor plan in the three full fiscal years preceding termination multiplied by 2.9. In addition, the executive will be immediately vested in any retirement, incentive or option plans then in effect and the Company will continue to provide the executive with his or her then current health, dental, life and accidental death and dismemberment insurance benefits for the term of the severance agreement.

        If any of the payments to the executive are considered "excess parachute payments" as defined in Section 280G of the Internal Revenue Code, the payments will be reduced to avoid such a characterization.

        Certain Definitions.    As used in the Borey Agreement, the Ehrlich Agreement, and the Severance/Change-in-Control Agreements:

        (a)  Change-in-Control generally means the acquisition of 30% (20% in the case of Borey or Ehrlich) of the Company's voting securities, or a change of one-third of the incumbent Board of Directors without the prior approval of the members of the incumbent Board of Directors, or the merger or consolidation of the Company with another corporation where the shareholders of the Company would not, immediately after the merger or consolidation, own at least 50% of the voting securities of the corporation issuing the cash or securities in the merger or consolidation, or the sale of substantially all of the assets of the Company.

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

        (c)  Good Reason generally means an officer's annual rate of salary is reduced from the annual rate then currently in effect or the officer's other employee benefits are in the aggregate materially reduced from those then currently in effect, (unless such reduction of employee benefits applies generally to employees of the Company), or the officer's place of employment is moved from its then current location, or the officer is assigned duties that are demeaning or are otherwise materially inconsistent with the duties then currently performed by the officer.

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

Dated: April 30, 2002	PSC Inc.
Edward J. Borey President and Chief Executive Officer and Director

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: April 30, 2002	PRINCIPAL EXECUTIVE OFFICER
Edward J. Borey President and Chief Executive Officer and Director
Date: April 30, 2002	PRINCIPAL ACCOUNTING OFFICER
Paul M. Brown VP of Finance, Chief Financial Officer
Date: April 30, 2002	Jay M. Eastman Director
Date: April 30, 2002	Robert S. Ehrlich Director, Chairman of the Board
Date: April 30, 2002	Thomas J. Morgan Director
Date: April 30, 2002	James C. O'Shea Director
Date: April 30, 2002	Terry R. Peets Director
Date: April 30, 2002	Jack E. Rosenfeld Director
Date: April 30, 2002	Serge Thill Director
Date: April 30, 2002	Bert W. Wasserman Director

QuickLinks

SUMMARY COMPENSATION TABLE
OPTION GRANTS IN 2001
TEN-YEAR OPTION/SAR REPRICINGS
AGGREGATE OPTION EXERCISES IN 2001 AND 2001 YEAR-END OPTION VALUES
SIGNATURES