Form 10-Q
period 2002-03-29
PSC INC
filed 2002-05-14
CIK 319379

================================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                       ---------------------------------

                                    FORM 10-Q

                       ---------------------------------

(Mark One)

           |X| Quarterly Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

                  For the quarterly period ended March 29, 2002

                                       OR

 |_| Transition report pursuant to Section 13 or 15(d) of the Securities
                              Exchange Act of 1934


                           Commission File No. 0-9919

                                    PSC INC.
             (Exact name of Registrant as Specified in Its Charter)

              New York                                        16-0969362
-----------------------------------                      -----------------------
(State or other jurisdiction of                          (I.R.S. Employer
incorporation or organization)                           Identification No.)


111 S.W. Fifth Avenue, Suite 4100, Portland, Oregon            97204
---------------------------------------------------      ------------------
(Address of principal executive offices)                      (Zip Code)

                                  503-553-3920
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the 12 months preceding (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes    |X|       No   |_|

  As of May 8, 2002, there were 12,834,467 shares of common stock outstanding.

                            PSC INC. AND SUBSIDIARIES

                                      INDEX


PART I:  FINANCIAL INFORMATION

Item 1    Financial Statements                                      Page Number
                                                                    -----------

          Consolidated Balance Sheets as of
          March 29, 2002 (Unaudited) and December 31, 2001..................3-4

          Consolidated Statements of Operations and
          Accumulated Deficit for the three months ended:
          March 29, 2002 (Unaudited) and March 30, 2001 (Unaudited) ........5

          Consolidated Statements of Cash Flows
          for the three months ended:
          March 29, 2002 (Unaudited) and March 30, 2001 (Unaudited) ........6

          Notes to Consolidated Financial Statements (Unaudited) ........7-10

Item 2    Management's Discussion and Analysis of
          Financial Condition and Results of Operations ................10-13

Item 3    Quantitative and Qualitative Disclosures About Market Risk.......14

PART II: OTHER INFORMATION

Item 1    Legal Proceedings ...............................................15

Item 2    Changes in Securities............................................15

Item 3    Defaults upon Senior Securities..................................15

Item 4    Submission of Matters to a Vote of Security Holders .............15

Item 5    Other Information   .............................................15

Item 6    Exhibits and Reports on Form 8-K.................................15

Item 7    Critical Accounting Policies and Estimates  .....................15

PART I - FINANCIAL INFORMATION

Item 1:  Financial Statements

                            PSC INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                           (All amounts in thousands)


                                                                            December 31, 2001      March 29, 2002
                                                                            -----------------    -----------------
                                                                                                     (Unaudited)
ASSETS

Current Assets:
   Cash and cash equivalents                                                          $1,865               $1,675
   Accounts receivable, net of allowance for doubtful
      accounts of $879 and $609, respectively                                         33,850               32,495
   Inventories, net                                                                   17,885               18,169
   Prepaid expenses and other                                                          3,195                4,836
                                                                            -----------------    -----------------

         Total current assets                                                         56,795               57,175

Property, Plant and Equipment, net of
   accumulated depreciation of $20,707 and $21,552,
   respectively                                                                        8,997                8,590

Intangible , net of accumulated
   amortization of $48,135 and $48,502, respectively                                  69,925               69,966
                                                                            -----------------    -----------------

        Total assets                                                                $135,717             $135,731
                                                                            =================    =================


        See accompanying notes to the Consolidated Financial Statements.

                            PSC INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                           (All amounts in thousands)
                                   (Continued)


                                                                            December 31, 2001      March 29, 2002
                                                                            -----------------    -----------------
                                                                                                     (Unaudited)
LIABILITIES AND SHAREHOLDERS' EQUITY/(DEFICIT)

Current Liabilities:
   Current portion of long-term debt                                                $119,349             $120,736
   Accounts payable                                                                   17,325               16,998
   Accrued expenses                                                                   19,889               22,004
   Accrued payroll and related employee benefits                                       3,836                2,796
                                                                            -----------------    -----------------

   Total current liabilities                                                         160,399              162,534

Long-Term Debt, less current maturities                                                    -                    -

Other Long-Term Liabilities                                                            2,497                2,629

Shareholders' Equity (Deficit):
   Series A convertible preferred shares, par value $.01; 110 shares authorized, issued and outstanding
     ($11,000 aggregate liquidation value)                                                 1                    1
   Series B preferred shares, par value $.01; 175
      authorized, no shares issued and outstanding                                         -                    -
   Undesignated preferred shares, par value $.01;
      9,715 authorized, no shares issued and outstanding                                   -                    -
   Common shares, par value $.01; 100,000 authorized
      12,834 and 12,834 shares issued and outstanding                                    129                  129
   Additional paid-in capital                                                         73,078               73,078
   Accumulated deficit                                                               (95,606)             (96,853)
   Accumulated other comprehensive loss                                               (3,424)              (4,430)
   Less treasury stock repurchased at cost, 180 shares                                (1,357)              (1,357)
                                                                            -----------------    -----------------

        Total shareholders' equity (deficit)                                         (27,179)             (29,432)
                                                                            -----------------    -----------------


Total liabilities and shareholders' equity (deficit)                                $135,717             $135,731
                                                                            =================    =================


        See accompanying notes to the Consolidated Financial Statements.

                            PSC INC. AND SUBSIDIARIES
          CONSOLIDATED STATEMENTS OF OPERATIONS AND ACCUMULATED DEFICIT
                (All amounts in thousands, except per share data)


                                                                                       Three Months Ended
                                                                              --------------------------------------
                                                                              March 30, 2001          March 29, 2002
                                                                              --------------          --------------
                                                                                (Unaudited)             (Unaudited)
Net Sales                                                                            $50,474                 $42,763

Cost of Sales                                                                         31,573                  25,700
                                                                              --------------          --------------
   Gross profit                                                                       18,901                  17,063

Operating Expenses:
   Engineering, research and development                                               4,889                   3,485
   Sales & marketing expense                                                           7,796                   7,686
   General & administrative expense                                                    3,966                   3,893
   Severance and other costs                                                             525                      36
   Debt restructuring                                                                  1,836                     420
   Amortization of intangibles resulting from business acquisitions                    2,764                       -
                                                                              --------------          --------------
      Income (loss) from operations                                                  (2,875)                   1,543

Interest and Other (Income)/Expense:
   Interest expense, net                                                               4,270                   4,112
   Other income                                                                         (50)                   (117)
                                                                              --------------          --------------
   (Gain) loss from asset sale                                                       (3,164)                       -
                                                                              --------------          --------------
   Loss before income tax provision/(benefit)                                        (3,931)                 (2,452)
   Income tax provision/(benefit)                                                        509                 (1,205)
                                                                              --------------          --------------
      Net loss                                                                      $(4,440)                $(1,247)
                                                                              ==============          ==============

Net loss per common and common share equivalent:
      Basic                                                                          ($0.36)                 ($0.10)
      Diluted                                                                        ($0.36)                 ($0.10)

Weighted average number of common and common equivalent shares outstanding:
      Basic                                                                           12,280                  12,834
      Diluted                                                                         12,280                  12,834


        See accompanying notes to the Consolidated Financial Statements.

                            PSC INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (All amounts in thousands)

                                                                                       Three Months Ended
                                                                        -------------------------------------------------
                                                                              March 30, 2001          March 29, 2002
                                                                              --------------          --------------
                                                                                (Unaudited)             (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                                         ($4,440)                ($1,247)
   Adjustments to reconcile net loss to net cash
      Provided by (used in) operating activities:
   Depreciation and amortization                                                      4,213                   2,598
   Change in fair value of fee option and warrants                                        -                      39
   Gain on sale of asset                                                             (3,164)                       -
   (Increase)/decrease in assets:
      Accounts receivable, net                                                          939                   1,355
      Inventories                                                                      (576)                   (284)
      Prepaid expenses and other                                                      1,028                  (1,639)
   Increase/(decrease) in liabilities:
      Accounts payable                                                                1,181                    (327)
      Accrued expenses                                                                  659                   2,114
      Accrued payroll and related employee benefits                                    (906)                 (1,040)
      Additions/(Reductions) to other long-term liabilities, net                        (49)                     94
                                                                              --------------          --------------

      Net cash (used in)/provided by operating activities                            (1,115)                  1,663
                                                                              --------------          --------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures, net                                                           (300)                   (574)
   Additions to intangible and other assets                                            (681)                   (370)
   Proceeds from sale of assets                                                        3,800                       -
                                                                              --------------          --------------

      Net cash provided by/(used in) investing activities                              2,819                   (944)
                                                                             ----------------        ----------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Additions to long-term debt                                                            -                      98
   Payments of long-term debt                                                        (2,850)                      -
   Exercise of options and issuance of common shares                                     98                       -
                                                                             ----------------        ----------------
       Net cash (used in)/provided by financing activities                           (2,752)                     98
                                                                             ----------------        ----------------

Effect of exchange rate changes on cash  and cash equivalents                        (1,131)                 (1,007)
                                                                             ----------------        ----------------

Net (decrease)/ increase in cash and cash equivalents
                                                                                     (2,179)                   (190)

CASH AND CASH EQUIVALENTS:
      Beginning of period                                                             5,461                   1,865
                                                                             ----------------        ----------------
      End of period                                                                  $3,282                  $1,675
                                                                             ================        ================

        See accompanying notes to the Consolidated Financial Statements.

                            PSC INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
          FOR THE THREE MONTHS ENDED MARCH 30, 2001 AND MARCH 29, 2002
                           (All amounts in thousands)
                                   (Unaudited)



(1)   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      The accompanying consolidated financial statements have been prepared by the Company without audit. In the opinion of management, these financial statements include all adjustments necessary to present fairly the Company's financial position as of March 29, 2002, the results of operations for the three months ended March 30, 2001 and March 29, 2002 and its cash flows for the three months ended March 30, 2001 and March 29, 2002. The results of operations for the three months ended March 29, 2002 are not necessarily indicative of the results to be expected for the full year.

      Certain information and disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The accompanying financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2001 annual report on Form 10-K.

(2)   INVENTORIES

      Inventories are stated at the lower of cost or market using the first-in, first-out method. Inventory costs include material, direct labor and overhead and consist of the following:

                                December 31, 2001             March 29, 2002
                              -----------------------     ----------------------
     Raw materials                     $14,586                    $13,638
     Work-in-process                     3,522                      4,009
     Finished goods                      4,071                      4,542
                                   ------------               ------------
                                        22,179                     22,189
                                   ------------               ------------
     Less inventory reserve             (4,294)                    (4,020)
                                   ------------               ------------
                                       $17,885                    $18,169
                                   ============               ============

(3)   CURRENT MATURITIES OF LONG TERM DEBT

      Current maturities of long-term debt consists of the following:

                                         December 31, 2001       March 29, 2002
                                       ---------------------  ------------------
     Term loan, net of debt discount
        of $1,265 and $0                        $58,935               $60,106
     Senior revolving credit                     30,419                30,560
     Subordinated term loan, net of
        discount of $943, and $868               29,057                29,132
     Subordinated promissory note                   938                   938
                                            ------------          ------------
     Long term debt, net                       $119,349              $120,736
                                            ============          ============

                            PSC INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
          FOR THE THREE MONTHS ENDED MARCH 30, 2001 AND MARCH 29, 2002
                           (All amounts in thousands)
                                   (Unaudited)


(4)  ASSET SALE

      As part of the Company's overall restructuring plans, the Company sold its verification and imager product lines on February 16, 2001 for $3.8 million. The gain realized on the sale was approximately $3.2 million.

      In connection with the sale, the Company was required to use 50% of the net cash proceeds to repay amounts borrowed under its senior credit facilities.



(5)  SEVERANCE AND OTHER COSTS

      As of December 31, 2001, the amount of the severance accruals was approximately $0.3 million. As of March 29, 2002, the amount of the severance accruals was approximately $0.2 million, which relates to current contractual obligations.


(6)  SHAREHOLDERS' EQUITY

      Other comprehensive loss reports changes in equity that result from transactions and economic events other than transactions with owners. Other comprehensive loss is the total of net loss and all other non-owner changes in equity.

                                                      Three Months Ended
                                              --------------------------------
                                              March 30, 2001    March 29, 2002
                                              --------------    --------------
     Net loss                                      $(4,440)         $(1,247)
     Foreign currency translation adjustment        (1,130)          (1,006)
                                               -------------     ------------
     Comprehensive loss                            $(5,570)         $(2,253)
                                               =============     ============

                            PSC INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
          FOR THE THREE MONTHS ENDED MARCH 30, 2001 AND MARCH 29, 2002
                           (All amounts in thousands)
                                   (Unaudited)


      Changes in the status of options under the Company's stock option plans are summarized as follows:

                                     January 1, 2001    Weighted      January 1, 2002    Weighted
                                            to           Average             to          Average
                                      March 30, 2001      Price        March 29, 2002     Price
                                     ---------------    --------      ---------------    --------
     Options outstanding at
        beginning of period              3,222             $3.55           3,521          $2.64
     Options granted                        52              1.41             161            .56
     Options exercised                       -                 -               -              -
     Options forfeited/canceled           (173)             4.15             (35)           2.50
                                       --------                          --------
     Options outstanding at
        end of period                    3,101             $3.95           3,647          $2.55
                                       ========                          ========


     Number of options at end
        of period:
        Exercisable                      1,900             $4.99           2,251          $3.28
        Available for grant                263                               535

      During the three month period ended March 29, 2002, 30 forfeited options were cancelled due to the expiration of the 1987 Stock Option Plan in December 1997. These options are not available for future grants.

(7)  NET LOSS PER COMMON AND COMMON EQUIVALENT SHARE

      Basic EPS was computed by dividing reported earnings available to common shareholders by weighted average shares outstanding during the period. Diluted EPS was the same as basic EPS for the three months ended March 30, 2001 and March 29, 2002 as the affect of the dilutive securities would have been antidilutive. Options, warrants and preferred shares to purchase 3,101, 975 and 180 common shares, respectively, were outstanding for the three months ended March 30, 2001. Options, warrants and preferred shares to purchase 3,647, 975 and 180 of common shares were outstanding for the three months ended March 29, 2002.

                                                                  Three Months Ended
                          -----------------------------------------------------------------------------------
                                       March 30, 2001                                     March 29, 2002
                          ----------------------------------------    ---------------------------------------
                                                             Per                                         Per
                            Net loss        Shares          Share       Net loss        Shares          Share
                          (numerator)    (denominator)     Amount     (numerator)    (denominator)     Amount
                          -----------    -------------     ------     -----------    -------------     ------
Basic and Diluted EPS:
Net loss available to
common shareholders         ($4,440)         12,280        ($0.36)       ($1,247)        12,834        ($0.10)
                            ========         ======        =======       ========        ======        =======

( 8)  ADOPTION OF NEW ACCOUNTING PRONOUNCEMENT

      Goodwill, which represented the excess of cost over the fair value of the acquisition, was previously being amortized using the straight-line method over 5-10 years. Effective January 1, 2002, the Company stopped amortizing its goodwill in accordance with Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" (SFAS 142). The Company has completed its initial assessment of adopting SFAS 142 as to whether any identifiable intangibles may be associated with the previously recognized goodwill. Based on the Company's assessment, there are no identifiable intangibles that should be carved out of the previously recognized goodwill. Therefore, the next step, per SFAS 142, is to test for impairment based on the fair value of the goodwill. The Company has six months from the date it initially applies SFAS 142 to complete the first step of that transitional goodwill impairment test. However, the amounts used in the transitional goodwill impairment test shall be measured as of the beginning of the year of initial application. If the carrying amount of the net assets of a reporting unit (including goodwill) exceeds the fair value of that reporting unit, the second step of the transitional goodwill impairment test must be completed as soon as possible, but no later than the end of the year of initial application. The Company is in the process of completing its analysis and anticipates that it will record the impact, if any, of adopting SFAS 142 as an accounting change no later than June 30, 2002.

( 9)  RECLASSIFICATION

      Certain amounts in prior years have been reclassified to conform to current year presentation.


Item 2:  Management's Discussion and Analysis of Financial Condition and Results
--------------------------------------------------------------------------------
of Operations
-------------

General
-------

The following discussion and analysis should be read in conjunction with the Consolidated Financial Statements and Notes to Consolidated Financial Statements of the Company's December 31, 2001 annual report on Form 10-K.

Results of Operations:  Three Months ended March 30, 2001 and March 29, 2002
----------------------------------------------------------------------------

Net Sales. Net sales during the three months ended March 29, 2002 decreased $7.7 million or 15.3% compared with the same period in 2001. $2.7 million of this decrease related to the sale of business and product lines in 2001, for which there was no revenue in 2002. The remaining decrease in net sales is attributed primarily to lower sales of handheld scanners and scan engines of $4.8.

Gross Profit. Gross profit during the three months ended March 29, 2002 decreased $1.8 million or 9.7% compared with the same period in 2001. As a percentage of sales, gross profit percentage increased to 39.9% for the first quarter of 2002, as compared to 37.4% in the first quarter of 2001. The increase in gross profit was a result of the streamlining of product lines and production operations that reduced costs.

Engineering, Research and Development (ER&D). ER&D expenses for March 29, 2002 decreased $1.4 million or 28.7 %, compared to the same period in 2001. As a percentage of sales, ER&D was 8.1% in the first quarter of 2002, versus 9.7% of net sales in the first quarter of 2001. The decrease in ER&D is primarily attributable to the cost savings efforts brought about by business restructuring.

Sales and Marketing. Sales and marketing expenses for March 29, 2002 were relatively unchanged compared to the first quarter of 2001. As a percentage of sales, sales and marketing expense was 18.0% in 2002 versus 15.4% in 2001. The percentage increase is primarily attributable to the increased investment in the direct sales organization to enhance contact with and expand relationships with end users.

General and Administrative. General and administrative expenses for the first quarter in 2002 were relatively unchanged. These costs are relatively fixed and are not subject to changes in the sales volume.

Severance and Other Costs. During the first quarter of 2001, the Company recorded a pretax charge of $0.5 million for employee severance and benefit costs resulting primarily from the consolidation of the Webster, New York operations with its Eugene, Oregon operations. For the first quarter of 2002, there was only a nominal amount of severance expense.

Debt Restructuring. Debt restructuring costs for the first quarter in 2002 decreased 77.1% to $0.4 million from $1.8 million for the same period in 2001. The decrease is due to reduced consulting costs necessary to manage banking relationship.

Amortization of Goodwill. Effective January 1, 2002, the Company ceased the amortization of goodwill, in accordance with Statement of Financial Accounting Standards No. 142 (SEE "ADOPTION OF NEW ACCOUNTING PRONOUNCEMENTS"). The amortization expense for goodwill was $2.8 million for the first quarter of 2001.

Interest Expense. Interest expense was relatively unchanged for the first quarter of 2002 as compared the same period in 2001.

Income Tax Provision/(Benefit). The Company's effective tax rate was (49.1%) for the three months ended March 31, 2002 versus 13.0% for the three months ended March 31, 2001. The Company recognized a $1.3 million tax receivable, in the quarter ended March 29, 2002 associated with the expected refund from a net operating loss carryback to prior years. A valuation allowance has been placed against the Company's deferred tax assets including the current operating losses, based on the Company's estimate of realizing its deferred tax assets in the future.


Liquidity and Capital Resources:
--------------------------------

Current assets were relatively unchanged from December 31, 2001. Current liabilities increased by $2.1 million from December 31, 2001. The increase is primarily due to the increase, in accrued interest and warranty reserves.

Property, plant and equipment expenditures totaled $0.6 million for the three months ended March 29, 2002 compared with $0.3 million for the three months ended March 30, 2001. The 2002 expenditures are related to new product tooling and computer software and hardware.

At March 29, 2002, liquidity immediately available to the Company consisted of cash and cash equivalents of $1.7 million. The Company had a revolving credit facility totaling $34.0 million, of which $30.6 million, was outstanding at March 29, 2002. The Company is required to use at least 50% of its net cash proceeds from its non-core asset sales to repay amounts borrowed under its senior credit facilities.

The Company is required to meet certain financial covenants in relation to its senior and subordinated credit facilities including, but not limited to, adjusted EBITDA and capital expenditures. The senior debt and subordinated term loan agreements also restrict payment of dividends and limit stock repurchases. The Company is also required to achieve certain milestones in its recapitalization process. The Company was in compliance with or has received waivers for these covenants as of March 29, 2002. However, management is uncertain as to whether the Company will remain in compliance with these covenants.

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

The Company has experienced recurring losses from operations, has undergone repeated renegotiations with its lenders of senior and subordinated indebtedness and has a significant working capital deficit. All of the Company's debt, totaling $120.7 million at March 29, 2002, is current.

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

Also in September 2001, the Company initiated efforts to attract new equity capital to reduce and refinance its indebtedness and provide additional equity resources to support ongoing operations. The Company has secured the services of an investment banking firm to assist in this effort. At March 29, 2002. these efforts are ongoing. These efforts relating to a restructuring may result in a material dilution of all currently issued and outstanding equity interests, and it is possible that under certain circumstances all such interests may be extinguished.

Management's cash flow projections for the Company balances the cash collections from revenue activities with the disbursement requirements for suppliers, capital expenditures and personnel costs. The Company's cost reduction efforts have been focused on achieving a neutral or positive cashflow from operations. Successfully continuing to operate in this neutral to positive cashflow pattern is dependent upon the Company's ability to effectively achieve its sales plan as well as its continued cost control performance. Management believes that its revenue and cost performance objectives are achievable and sustainable during this period of recapitalization. If the Company's performance deviates negatively from the 2002 operating plan, management intends to take all steps necessary to reduce cash costs to rebalance the Company's operations to return to a neutral or positive cashflow performance.

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


Item 3:  Quantitative and Qualitative Disclosures About Market Risk
-------------------------------------------------------------------

         No significant change in market risk from that disclosed in the Company's December 31, 2001 annual report on Form 10-K.


Cautionary Statement Pursuant to Safe Harbor Provisions of the Private
------------------------------------------------------------------------
Securities Litigation Reform Act of 1995
----------------------------------------

               Certain statements contained in this Management's Discussion and Analysis may be forward-looking in nature, or "forward-looking statements" as defined in the Private Securities Litigation Reform Act of 1995. Management cautions that these statements are estimates of future performance and are highly dependent upon a variety of important factors, which could cause actual results to differ materially from the estimate. These factors include the market acceptance of existing and new products, competitive product offerings and pricing pressures, the successful completion of the Company's recapitalization efforts, successfully negotiatiing extensions to existing financing or the negotiation of new financing on acceptable terms, foreign currency and interest rate flunctuations, fulfillment of lending agreements and the disposition of legal issues. Profits and available cash flows also will be affected by the Company's ability to control manufacturing and operating costs. Reference should be made to filings with the Securities and Exchange Commission for further discussion of factors that could affect the Company's future results.

PART II: OTHER INFORMATION

Item 1:      Legal Proceedings:
             -----------------

The description of the Company's legal proceedings set forth in Item 3 of the Company's Annual Report on Form 10-K for the fiscal period ended December 31, 2001 is incorporated herein by reference.

Item 2:      Changes in Securities: None
             ---------------------

Item 3:      Defaults upon Senior Securities:  None
             -------------------------------

Item 4:      Submission of Matters of Shareholders to a Vote of Security
             -----------------------------------------------------------
             Holders: None
             -------

Item 5:      Other Information: None
             -----------------

Item 6:      Exhibits and Reports on Form 8-K
             --------------------------------

             (a) Exhibits:
                 ---------

                 10.1 Amendment to Borey Employment Agreement, dated February 2, 2001

             (b) Reports on Form 8-K: None
                 -------------------

Item 7:      Critical Accounting Policies and Estimates
             ------------------------------------------
             There has been no change in the Company's critical accounting policies and estimates from those disclosed in the Company's December 31, 2001 annual report on Form 10-K.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              PSC Inc.



DATE:    May 14, 2002         By: /s/ Edward J. Borey
                                ------------------------------------
                                Edward J. Borey
                                President, Chief Executive Officer and Director






DATE:    May 15, 2002         By: /s/ Paul M. Brown
                                ------------------------------------
                                Paul M. Brown
                                Vice President and Chief Financial Officer
                                (Principal Financial Officer)