Form 10-Q
period 2002-06-28
PSC INC
filed 2002-08-19
CIK 319379

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

                  For the quarterly period ended June 28, 2002

                                       OR

     |_| Transition report pursuant to Section 13 or 15(d) of the Securities
                              Exchange Act of 1934


                           Commission File No. 0-9919

                                    PSC INC.
             (Exact name of Registrant as Specified in Its Charter)

            New York                                             16-0969362
-------------------------------                             --------------------
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                               Identification No.)


111 S.W. Fifth Avenue, Suite 4100, Portland, Oregon                     97204
---------------------------------------------------                   ----------
(Address of principal executive offices)                              (Zip Code)

                                  503-553-3920
                                  ------------
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the 12 months preceding (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes    |X|       No   |_|

As of August 19, 2002, there were 12,834,467 shares of common stock outstanding.

                            PSC INC. AND SUBSIDIARIES

                                      INDEX


PART I:  FINANCIAL INFORMATION

Item 1  Financial Statements                                         Page Number
                                                                     -----------
        Consolidated Balance Sheets as of
        December 31, 2001 and June 28, 2002 (Unaudited)....................3-4

        Consolidated  Statements of Operations and
        Accumulated Deficit for the six months ended:
        June 30, 2001(Unaudited) and June 28, 2002 (Unaudited) ..............5

        Consolidated Statements of Cash Flows for the six months ended:
        June 30, 2001 (Unaudited) and June 28, 2002 (Unaudited) .............6

        Notes to Consolidated Financial Statements (Unaudited) ...........7-13

Item 2  Management's Discussion and Analysis of
        Financial Condition and Results of Operations ...................14-17

Item 3  Quantitative and Qualitative Disclosures about Market Risk..........17

PART II:  OTHER INFORMATION

Item 1  Legal Proceedings ...............................................18-19

Item 2  Changes in Securities...............................................19

Item 3  Defaults upon Senior Securities.....................................19

Item 4  Submission of Matters to a Vote of Security Holders ................19

Item 5  Other Information   ................................................20

Item 6  Exhibits and Reports on Form 8-K....................................20

Item 7  Critical Accounting Policies and Estimates  ........................20

PART I - FINANCIAL INFORMATION

Item 1:  Financial Statements

                            PSC INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                           (All amounts in thousands)


                                                                   December 31, 2001          June 28, 2002
                                                                   -----------------          -------------
                                                                                                (Unaudited)
ASSETS

Current Assets:
   Cash and cash equivalents                                                 $1,865                  $1,317
   Accounts receivable, net of allowance for doubtful
      accounts of $879 and $648, respectively                                33,850                  32,887
   Inventories, net                                                          17,885                  18,625
   Prepaid expenses and other                                                 3,195                   4,433
                                                                    ----------------        ----------------

         Total current assets                                                56,795                  57,262

Property, Plant and Equipment, net of
   accumulated depreciation of $20,707 and $22,462
   respectively                                                               8,997                   8,782

Goodwill, net of accumulated amortization of $43,214                         63,285                  63,285

Intangibles, net of accumulated amortization of $4,921 and $5,745             6,640                   8,236
                                                                    ----------------        ----------------

        Total assets                                                       $135,717                $137,565
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



                            PSC INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                           (All amounts in thousands)
                                   (Continued)


                                                                   December 31, 2001        June 28, 2002
                                                                   -----------------------
                                                                                             (Unaudited)
LIABILITIES AND SHAREHOLDERS' EQUITY/(DEFICIT)

Current Liabilities:
   Current portion of long-term debt                                       $119,349                $122,498
   Accounts payable                                                          17,325                  18,692
   Accrued expenses                                                          19,889                  18,999
   Accrued payroll and related employee benefits                              3,836                   3,422
                                                                    ----------------        ----------------

   Total current liabilities                                                160,399                 163,611

Long-Term Debt, less current maturities                                           -                       -

Other Long-Term Liabilities                                                   2,497                   2,729

Shareholders' Equity (Deficit):
   Series A convertible preferred shares, par value $.01;
     110 shares authorized, issued and outstanding
     ($11,000 aggregate liquidation value)                                        1                       1
   Series B preferred shares, par value $.01; 175
      authorized, no shares issued and outstanding                                -                       -
   Undesignated preferred shares, par value $.01;
      9,715 authorized, no shares issued and outstanding                          -                       -
   Common shares, par value $.01; 100,000 authorized
      12,834 and 12,834 shares issued and outstanding                           129                     129
   Additional paid-in capital                                                73,078                   73,07
   Accumulated deficit                                                      (95,606)                (97,904)
   Accumulated other comprehensive loss                                      (3,424)                 (2,722)
   Less treasury stock repurchased at cost, 180 shares                       (1,357)                 (1,357)
                                                                    ----------------        ----------------

        Total shareholders' equity (deficit)                                (27,179)                (28,775)
                                                                    ----------------        ----------------


Total liabilities and shareholders' equity (deficit)                       $135,717                $137,565
                                                                    ================        ================







See accompanying notes to the Consolidated Financial Statements.

                            PSC INC. AND SUBSIDIARIES
          CONSOLIDATED STATEMENTS OF OPERATIONS AND ACCUMULATED DEFICIT
                (All amounts in thousands, except per share data)

                                                                  Three Months Ended                      Six Months Ended
                                                            --------------------------------      --------------------------------
                                                            June 30, 2001      June 28, 2002      June 30, 2001      June 28, 2002
                                                             (Unaudited)        (Unaudited)        (Unaudited)        (Unaudited)
Net Sales                                                      $50,453            $41,985           $100,927             $84,748

Cost of sales                                                   31,210             25,624             62,782              51,324
                                                            -----------       -----------         ----------          -----------
Gross profit                                                    19,243             16,361             38,145              33,424

Operating Expenses:
     Sales & marketing expense                                   7,729              8,405             15,525              16,091
     Engineering, research and development                       4,321              2,868              9,210               6,353
     General and administrative expense                          3,154              3,140              7,132               7,033
     Severance and other costs                                     169               (36)                682                   -
     Debt restructuring costs                                      500                255              2,336                 675
     Amortization of intangibles resulting from
     business acquisitions                                       2,758                  -              5,522                   -
                                                            -----------       -----------         ----------          -----------
Total Operating Expenses                                        18,631             14,632             40,407              30,152
                                                            -----------       -----------         ----------          -----------
Income (loss) from operations                                      612              1,729             (2,262)              3,272

Interest and Other (Income)/Expense:
     Interest expense, net                                       4,331              2,955              8,601               7,067
     (Gain) loss from asset sale                                 2,883                  -                309                (146)
     Other (income) expense                                        359               (29)               (281)                  -
                                                            -----------       -----------         ----------          -----------
                                                                 7,573              2,926              8,629               6,921

     Loss before income tax provision/(benefit)                (6,961)             (1,197)           (10,891)             (3,649)
     Income tax provision/(benefit)                                328               (146)               837              (1,351)
                                                            -----------       -----------         ----------          -----------
     Loss before cumulative effect of accounting               (7,289)             (1,051)           (11,728)             (2,298)
       change
     Cumulative effect of accounting change                        838                  -                838                   -
                                                            -----------       -----------         ----------          -----------
Net income/(loss)                                             $ (6,451)          $ (1,051)         $ (10,890)           $ (2,298)
                                                            ===========       ===========         ==========          ===========
Net income/(loss) per share before cumulative effect
     of accounting change:
Basic and diluted:                                            $  (0.59)            $(0.08)           $ (0.96)             $(0.18)

Net income/(loss) per share of cumulative effect of
     accounting change:
Basic and diluted:                                              $ 0.06                 -              $ 0.07                   -

Net income/(loss) per share after cumulative effect of
     accounting change:
Basic and diluted:                                            $ (.0.53)           $ (0.08)           $ (0.89)             $(0.18)

Weighted average number of common and common
     share equivalent shares outstanding:
Basic and diluted:                                              12,280             12,834             12,280              12,834

Accumulated Deficit:
     Accumulated deficit, beginning of period                $ (77,566)         $ (96,853)         $ (73,127)          $ (95,606)
     Net income/(loss)                                          (6,451)            (1,051)           (10,890)             (2,298)
                                                            -----------       -----------         ----------          -----------
Accumulated deficit, end of period                           $ (84,017)         $ (97,904)         $ (84,017)          $ (97,904)
                                                            ===========       ===========         ==========          ===========

See accompanying notes to the Consolidated Financial Statements.

                            PSC INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (All amounts in thousands)

                                                                                        Six months Ended
                                                                        -------------------------------------------------
                                                                             June 30, 2001            June 28, 2002
                                                                               (Unaudited)             (Unaudited)
Cash Flows From Operating Activities:
   Net loss                                                                       $ (10,890)               $ (2,298)
   Adjustments to reconcile net loss to net cash provided by (used in)
    operating activities:
   Depreciation and amortization                                                      8,330                   3,923
   Change in fair value of fee option and warrants                                      380                       1
   Gain on dispositions of assets                                                      (281)                       -
   Cumulative effect of accounting change
                                                                                       (838)                       -
   (Increase)/decrease in assets:
      Accounts receivable, net                                                         (837)                    963
      Inventories                                                                       637                    (740)
      Prepaid expenses and other                                                      1,481                  (1,235)
   Increase/(decrease) in liabilities:
      Accounts payable                                                               (2,587)                  1,367
      Accrued expenses                                                                1,770                  (1,688)
      Accrued payroll and related employee benefits                                    (482)                   (418)
      Additions/(reductions) to other long-term liabilities, net                        175                   1,027
                                                                             ----------------        ----------------

      Net cash provided by / (used in) operating activities                          (3,142)                    902
                                                                             ----------------        ----------------

Cash Flows From Investing Activities:
   Capital expenditures, net                                                           (533)                 (1,648)
   Additions to intangible and other assets                                          (1,217)                 (2,278)
   Proceeds from sales of assets                                                      9,283                       -
                                                                             ----------------        ----------------

      Net cash provided by / (used in) investing activities                           7,533                  (3,926)
                                                                             ----------------        ----------------

Cash Flows From Financing Activities:
   Additions to long-term debt                                                            -                   1,775
   Payments of long-term debt                                                        (5,602)                      -
   Exercise of options and issuance of common shares                                     98                       -
                                                                             ----------------        ----------------
      Net cash provided by / (used in) financing activities                          (5,504)                  1,775
                                                                             ----------------        ----------------

Effect of exchange rate changes on cash and cash equivalents                         (1,379)                    701
                                                                             ----------------        ----------------

Net increase / (decrease) in cash and cash equivalents                               (2,492)                   (548)

Cash And Cash Equivalents:
      Beginning of period                                                              5,461                  1,865
                                                                             ----------------        ----------------
      End of period                                                                  $ 2,969                $ 1,317
                                                                             ================        ================

Supplemental Cash Flow Information:
Interest paid                                                                       $ 5,595                 $ 1,954
Income taxes paid                                                                        $4                     $22

See accompanying notes to the Consolidated Financial Statements.

                            PSC INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            FOR THE SIX MONTHS ENDED JUNE 30, 2001 AND JUNE 28, 2002
                           (All amounts in thousands)
                                   (Unaudited)

(1)   DESCRIPTION OF BUSINESS AND CURRENT EVENTS

     PSC  Inc.  (the  Company)  is  a  leading  provider  of  retail  automation solutions, mobile and wireless systems, and automated data collection products. Its range of products includes wireless portable, vehicle mount and fixed station data collection terminals, warehouse management software, self-checkout systems and handheld and fixed-position bar code scanners. PSC products are used in supply chain management solutions in the retail, manufacturing, warehousing, distribution and logistics markets. Approximately 49% of the sales are reported in the United States, 33% in Europe and the remaining 18% occur in South America, Australia, Asia and Japan.

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

     In July 2001, the Company substantially completed the process of hiring a new executive management team and relocated its corporate headquarters to Portland, Oregon.

     In September 2001, the Company completed its restructuring process with a further reduction in costs and expenses, including staffing costs. Total severance and other restructuring costs during 2001 and 2000 were approximately $1.5 million and $4.9 million, respectively. Debt restructuring costs for legal and consulting totaled $3.6 million in 2001 and $0.7 million for the first six months of 2002. Total cost reductions related to all restructuring activities, including sales of businesses referred to above was estimated to be approximately $40.0 million on an annualized basis.

     Also in September 2001, the Company initiated efforts to attract new equity capital to reduce and refinance its indebtedness and provide additional equity resources to support ongoing operations. The Company secured the services of an investment banking firm to assist in this effort. At June 28, 2002, these efforts are ongoing. In all presently contemplated recapitalization transactions, the Company anticipates that the equity interests of all existing shareholders will be extinguished. However, the precise outcome of existing equity

                            PSC INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            FOR THE SIX MONTHS ENDED JUNE 30, 2001 AND JUNE 28, 2002
                           (All amounts in thousands)
                                   (Unaudited)

     shareholder interests will be dependent upon further negotiations and discussions with prospective private equity investors and cannot be predicted with assurance at this time. As with all business transactions, it is not possible to predict whether any transaction will be consummated.

     Management's cash flow projections for the Company balances the cash collections from revenue activities with the disbursement requirements for suppliers, capital expenditures and personnel costs. The Company's cost reduction efforts have been focused on achieving a neutral or positive cash flow from operations. Successfully continuing to operate in this neutral to positive cash flow pattern is dependent upon the Company's ability to effectively achieve its sales plan as well as its continued cost control performance. Management believes that its revenue and cost performance objectives are achievable and sustainable during this period of recapitalization. If the Company's performance deviates negatively from this objective, management intends to take all steps necessary to reduce cash costs to rebalance the Company's operations to return to a neutral or positive cash flow performance.

     In March 2002, the Company and its lenders reached an agreement in principle to extend the maturities of the Company's existing financing facilities to August 1, 2002. On August 1, 2002, the Company and its lenders agreed to extend the maturities of the Company's existing financing facilities to September 1, 2002, and the Company anticipates that it will be able to obtain additional extensions as necessary. The terms of the extended financing arrangements were substantially unchanged from the prior agreements. The Company is required to achieve certain milestones in its recapitalization process. Management believes that a restructuring transaction acceptable to the Company's lenders can be achieved, although there can be no assurance that such a transaction will be accomplished. In the event that the Company is unsuccessful in these restructuring efforts, the lenders would be entitled to exercise their respective rights and remedies under the credit facilities and applicable law, in which case the Company would not have sufficient funds to repay its outstanding debt and no assurance can be given that alternative sources of sufficient financing would be available on acceptable terms, or on any terms at all.


(2)   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     The accompanying consolidated financial statements have been prepared by the Company without audit, or concurrent review by outside auditors, as required by the reporting provisions of the Securities and Exchange Commission. See Item 7, "Critical Accounting Policies and Estimates", on page 21.

     In the opinion of management, these financial statements include all adjustments necessary to present fairly the Company's financial position as of June 28, 2002, the results of operations for the three and six months ended June 30, 2001 and June 28, 2002 and its cash flows for the six months ended June 30, 2001 and June 28, 2002. The results of operations for the three and six months ended June 28, 2002 are not necessarily indicative of the results to be expected for the full year.

     Certain information and disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The accompanying financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2001 annual report on Form 10-K.

                            PSC INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            FOR THE SIX MONTHS ENDED JUNE 30, 2001 AND JUNE 28, 2002
                           (All amounts in thousands)

(3)   INVENTORIES

     Inventories are stated at the lower of cost or market using the first-in, first-out method. Inventory costs include material, direct labor and overhead and consist of the following:

                                    December 31, 2001         June 28, 2002
                                    -----------------     -----------------
     Raw materials                         $14,586                $14,518
     Work-in-process                         3,522                  4,803
     Finished goods                          4,071                  3,329
                                       ------------           ------------
                                            22,179                 22,650
     Less inventory reserve                (4,294)                (4,025)
                                       ------------           ------------
                                           $17,885                $18,625
                                       ============           ============


(4)   LONG TERM DEBT

     Current maturities of long-term debt consists of the following:

                                       December 31, 2001     June 28, 2002
                                       -----------------     -------------
     Term loan, net of debt discount
        of $1,265 and $0                      $58,935             $60,106
     Senior revolving credit                   30,419              32,271
     Subordinated term loan, net of
     discount of $943 and $868                 29,057              29,183
     Subordinated promissory note                 938                 938
                                          ------------        ------------
     Long term debt, net                     $119,349            $122,498
                                          ============        ============

     The company has continued to negotiate with its senior and subordinated lenders to provide extensions to its credit facilities. The term loan and senior revolving credit agreements expire on September 1, 2002. Accordingly, the company has classified the entire term loan and senior revolving credit facility as current. In addition all subordinated indebtedness has been reclassified as current. See Note 1, "Description of Business And Current Events".

(5)  ASSET SALES

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

                            PSC INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            FOR THE SIX MONTHS ENDED JUNE 30, 2001 AND JUNE 28, 2002
                           (All amounts in thousands)
                                   (Unaudited)

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

      On July 13, 2001, the Company announced the completion of the sale of its LazerData business as part of its plan to divest non-core assets, and recorded an estimated loss on disposition of that business of $2.9 million into the second quarter of 2001. Net assets written off in connection with the sale totaled $6.7 million.

      The Company was required to use 50% of the net cash proceeds to repay amounts borrowed under its senior credit facilities.


(6)  SEVERANCE AND OTHER COSTS

      As of December 31, 2001, the amount of the severance accruals was approximately $0.3 million. As of June 28, 2002, the amount of the severance accruals was approximately $0.1 million, which relates to current contractual obligations.


(7)  SHAREHOLDERS' EQUITY

      Other comprehensive loss reports changes in equity that result from transactions and economic events other than transactions with owners. Other comprehensive loss is the total of net loss and all other non-owner changes in equity.

                                                        Three Months Ended
                                              -------------    -------------
                                              June 30, 2001    June 28, 2002
     Net income/(loss)                              ($6,451)         ($1,051)
     Foreign currency translation adjustment           (249)             702
                                              -------------    -------------
     Comprehensive loss                             ($6,700)           ($379)
                                              =============    =============

                                                      Six Months Ended
                                              -------------    -------------
                                              June 30, 2001    June 28, 2002
     Net income/(loss)                             ($10,890)         ($2,298)
     Foreign currency translation adjustment         (1,379)           1,708
                                              -------------    -------------
     Comprehensive loss                            ($12,269)           ($590)
                                              =============    =============

                            PSC INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            FOR THE SIX MONTHS ENDED JUNE 30, 2001 AND JUNE 28, 2002
                           (All amounts in thousands)
                                   (Unaudited)

     Changes in the status of options under the Company's stock option plan are summarized as follows:

                                         January 1, 2001          Weighted            January 1, 2002           Weighted
                                                to                 Average                   to                 Average
                                          June 30, 2001             Price              June 28, 2002             Price
                                      ---------------------   ----------------     --------------------    ----------------
     Options outstanding at
        beginning of period                  3,222                   $3.55                 3,521                 $2.64
     Options granted                            52                    1.41                   161                   .56
     Options exercised                           -                       -                     -                     -
     Options forfeited/canceled              (173)                    4.15                  (37)                  2.50
                                           --------                                      --------
     Options outstanding at
        end of period                        3,101                   $3.95                 3,645                  2.56
                                           ========                                      ========


     Number of options at end
        of period:
        Exercisable                          1,900                   $4.99                 2,314                 $3.23
        Available for grant                    263                                           514

     During the six month period ended June 28, 2002, 30,000 forfeited options were cancelled due to the expiration of the 1987 Stock Option Plan in December 1997. These options are not available for future grants.

(8)  NET LOSS PER COMMON AND COMMON EQUIVALENT SHARE

     Basic EPS was computed by dividing reported earnings available to common shareholders by weighted average common shares outstanding during the period. Diluted EPS was the same as basic EPS for the three and six months ended June 30, 2001 and June 28, 2002 as the affect of options, warrants and preferred shares would have been antidilutive. Options, warrants and preferred shares of 3,101, 975 and 180 common shares, respectively, were outstanding for the six months ended June 30, 2001. Options, warrants and preferred shares to purchase 3,647, 975 and 180 of common shares were outstanding for the six months ended June 28, 2002.

                                                                 Three Months Ended
                           -----------------------------------------------------------------------------------------------
                                            June 30, 2001                                   June 28, 2002
                           -----------------  ----------------  -----------  --------------  ----------------  -----------
                                                                      Per                                           Per
Basic and Diluted              Net loss           Shares             Share      Net loss           Shares          Share
EPS:                         (numerator)       (denominator)         Amount   (numerator)      (denominator)       Amount

Net loss available to
common                                          ===============     =======                    ===============
shareholders                   $ (6,451)             12,280         $(0.53)     $ (1,051)           12,834         $(0.08)
                               =========        ===============     =======     =========      ===============     =======

                            PSC INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            FOR THE SIX MONTHS ENDED JUNE 30, 2001 AND JUNE 28, 2002
                           (All amounts in thousands)
                                   (Unaudited)

                                                                   Six Months Ended
                           -----------------------------------------------------------------------------------------------
                                            June 30, 2001                                   June 28, 2002
                           -----------------  ----------------  -----------  --------------  ----------------  -----------
                                                                      Per                                           Per
Basic and Diluted              Net loss           Shares             Share      Net loss           Shares          Share
EPS:                         (numerator)       (denominator)         Amount   (numerator)      (denominator)       Amount
Net loss available to
common                       --------------                                     ----------
shareholders                   $ (10,890)          12,280          $ (0.89)     $ (2,298)              12,834      $(0.18)
                             ==============     ------------        -------     ----------     ---------------     --------



     (9)  Derivatives

     The Company adopted Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133") as amended as of January 1, 2001 and the effect of adoption was not material to the Company's financial statements.

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

     Effective January 1, 2002, the Company discontinued the use of foreign exchange forward contract for hedging purposes. As of June 28, 2002, there were no foreign exchange forward contracts outstanding.

     Warrants:

     Effective April 13, 2001, the Company adopted Emerging Issues Task Force Issue 00-19, "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock" ("EITF 00-19"), which prescribes accounting treatment for freestanding contracts that are indexed to, and potentially settled in, a company's own stock. On April 13, 2001, the Company entered into a refinancing modification agreement with its subordinated lenders, in which a portion of the consideration involved a warrant for 975 Common Shares and is held by the Company's subordinated creditors. In March 2000, the strike price of this warrant was lowered from $8.00 to $5.25 and subsequently lowered to $1.15 on April 13, 2001 as part of the modification agreement reached on that date. The adoption of EITF 00-19 resulted

                            PSC INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            FOR THE SIX MONTHS ENDED JUNE 30, 2001 AND JUNE 28, 2002
                           (All amounts in thousands)
                                   (Unaudited)

     in a reclassification of $254 of additional paid-in capital to warrants, a temporary equity item, at December 31, 2000. Immediately prior to the April 13, 2001, the warrants were repriced to fair value, resulting in an increase in the book value of the warrants of $108, and a corresponding decrease to cumulative effect of accounting change. Simultaneously, EITF 00-19 required an adjustment of the original value of the warrants of $600 as well as the increase in their fair market value determined at the time of their first repricing of $600 less the amount previously reclassified of $254 for a total adjustment of $946 recorded as a reduction to additional paid-in capital and an increase to cumulative effect of accounting change. The warrant is now marked to market at its fair value at the end of each reporting period and the gain/loss is recorded in Other (income) / expense.

     In connection with the debt modification, the Company has agreed to pay the subordinated lenders on a pro rata basis for fees up to a maximum payment of $1.5 million based upon the average prevailing per share market price of the Company's Common Shares on the 15 trading days immediately prior to April 2, 2003.

     These  warrants  and  fee  option  are  accounted  for  under  SFAS  133 as
     derivative  instruments.   These  derivatives  do  not  qualify  for  hedge
     accounting, in accordance with SFAS 133, because they relate to the Company's stock price and not to the underlying debt with which they were issued. A mark-to-market loss of $33 on both the warrants and fee option is recorded as Other (income) / expense in current earnings for the three- and six-month period ended June 28, 2002.

(10)  ADOPTION OF NEW ACCOUNTING PRONOUNCEMENT

      Goodwill, which represents the excess of cost over the fair value of the acquisition, was previously amortized using the straight-line method over 5-10 years. Effective January 1, 2002, the Company stopped amortizing its goodwill in accordance with Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" (SFAS 142). The Company has completed its initial assessment of adopting SFAS 142, which requires the the identification of any identifiable intangibles that may be associated with the previously recognized goodwill. Based on the Company's assessment, there are no identifiable intangibles that should be separately identified from previously recognized goodwill. The Company is in the process of the second step, testing for impairment based on the fair value of the goodwill. The Company believes that the value of goodwill has been impaired. Although the amount of impairment has not been determined, the Company believes that the range of adjustment to goodwill will be $25-50 million. The amounts used in the transitional goodwill impairment test shall be measured as of the beginning of the year of initial application. The Company is in the process of completing its analysis and anticipates that it will record the impact of adopting SFAS 142 as an accounting change no later than the end of the year.

(11) RECLASSIFICATION

         Certain amounts in prior years have been reclassified to conform to the current year presentation.




Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview
     The company has undertaken steps to recapitalize its operations through a new equity contribution and restructuring of its indebtedness. See Note 1, "Description of Business And Current Events".

General
-------

     The following discussion and analysis should be read in conjunction with the Consolidated Financial Statements and Notes to Consolidated Financial Statements of the Company's December 31, 2001 annual report on Form 10-K.


Results of Operations:  Three Months ended June 30, 2001 and June  28, 2002

Net Sales. Net sales during the three months ended June 28, 2002 decreased $8.5 million or 16.8% compared with the same period in 2001. $1.3 million of this decrease related to the sale of business and product lines in 2001, for which there was no revenue in 2002. The remaining decrease in net sales is attributed primarily to lower sales of handheld scanners and scan engines of $3.4 million, mobile and wireless products of $1.5 million, and other products and services of $2.3 million.

Gross Profit. Gross profit during the three months ended June 28, 2002 decreased $2.9 million or 15.0% compared with the same period in 2001. As a percentage of sales, gross profit percentage increased to 39.0% for the second quarter of 2002, as compared to 38.1% in the first quarter of 2001. The increase in gross profit percent was a result of the streamlining of product lines and production operations that reduced costs.

Sales and Marketing. Sales and marketing expenses for the three months ended June 28, 2002 increased $0.7 million compared to the same period in 2001. As a percentage of sales, sales and marketing expense was 20.0% in 2002 versus 15.3% in 2001. The percentage increase is primarily attributable to the increased investment in the direct sales organization to enhance contact with and expand relationships with end user customers.

Engineering, Research and Development (ER&D). ER&D expenses for the three months ended June 28, 2002 decreased $1.5 million or 33.6 %, compared to the same period in 2001. As a percentage of sales, ER&D was 6.8% in the second quarter of 2002, versus 8.6% of net sales in the second quarter of 2001. The decrease in ER&D is primarily attributable to cost reimbursement from an independent company with which the Company is involved in a joint venture new product development project.

General and Administrative. General and administrative expenses for the three months ended June 28, 2002 were unchanged as compared to the same period in 2001. Administrative costs decreased by approximately $0.5 million in 2002 compared to 2001, offset by a similar increase in legal costs relating to certain litigation.

Debt Restructuring Costs. Debt restructuring costs for the second quarter of 2002 decreased 49.0% to $0.3 million from $.5 million for the same period in 2001. The decrease is due to reduced consulting costs necessary to manage the debt restructuring process.

Amortization of Goodwill. Effective January 1, 2002, the Company ceased the amortization of goodwill, in accordance with Statement of Financial Accounting Standards No. 142. See Note 10, "Adoption Of New Accounting Pronouncement". The amortization expense for goodwill was $2.8 million for the three months ended June 30, 2001.

Interest Expense. Interest expense for the three months ended June 28, 2002 decreased $1.4 million or 31.8% as compared to the second quarter of 2001. This reduction resulted from lower interest rates and a reduction in loan origination and amendment fees related to the company's senior and subordinated indebtedness.

Income Tax Provision/(Benefit). The Company's effective tax rate was 12.2 % for the three months ended June 28, 2002 versus (4.7%) for the three months ended June 30, 2001. A valuation allowance was recorded against the Company's deferred tax assets including the current operating losses in 2000. All tax expense or benefit is recorded on a cash basis. The effective tax rates in both 2002 and 2001 reflect the cash-basis income tax payments made or tax refunds received during the period.

Results of Operations:  Six Months ended June 30, 2001 and June 28, 2002
------------------------------------------------------------------------

Net Sales. Net sales during the six months ended June 28, 2002 decreased $16.1 million or 16.0% compared with the same period in 2001. $3.7 million of this decrease related to the sale of business and product lines in 2001, for which there was no revenue in 2002. The remaining decrease in net sales is attributed primarily to lower sales of handheld and scan engines of $8.2 million, lower fixed scanning product sales of $2.2 million and lower services and other miscellaneous products of $2.5 million. Mobile and wireless product sales increased by $0.5 million.

Gross Profit. Gross profit during the six months ended June 28, 2002 decreased $4.7 million or 12.4% compared with the same period in 2001. As a percentage of sales, gross profit percentage increased to 39.4% for the six months ended June 28, 2002, as compared to 37.8% in the same period in 2001. The increase in gross profit was a result of the streamlining of product lines and cost reductions in manufacturing overhead.

Sales and Marketing. Sales and marketing expenses for the six months ended June 28, 2002 increased to $0.6 million to $16.1 million compared to the same period in 2001. As a percentage of sales, sales and marketing expense was 20.0% in 2002 versus 18.3% in 2001. The percentage increase is primarily attributable to the increased investment in a direct sales organization to enhance contact with and expand relationships with end user customers.

Engineering, Research and Development (ER&D). ER&D expenses for the six months ended June 28, 2002 decreased $2.9 million or 31.0 %, compared to the same period in 2001. As a percentage of sales, ER&D was 7.5% in the first six months of 2002, versus 10.9% of net sales in the first six months of 2001. The decrease in ER&D is primarily attributable to cost reimbursement from an independent company with which the Company is involved in a joint venture new product development project, and cost savings efforts brought about by business restructuring.

General and Administrative. General and administrative expenses for the six months ended June 28, 2002 decreased by $0.1 million to $7.0 million compared to the same period in 2001. As a percentage of sales, general and administrative expense was 8.3% versus 7.1% in 2001. General and administrative costs decreased as a result of the shutdown of the Webster, New York facility and reduction in personnel costs that was associated with the consolidation of operations and administration to Oregon. These costs were offset by legal expenses associated with certain litigation, of approximately $0.7 million.

Severance and Other Costs. During the first six months of 2001, the Company recorded a pretax charge of $0.7 million for employee severance and benefit costs resulting primarily from the consolidation of the Webster, New York operations with its Eugene, Oregon personnel and operations. For the period ended June 28, 2002, there was no severance expense.

Debt Restructuring Costs. Debt restructuring costs for the first six months of 2002 decreased 77.1% to $0.7 million from $2.3 million for the same period in 2001. The decrease is due to reduced legal and consulting costs necessary to manage the restructuring process during 2002.

Amortization of Goodwill. Effective January 1, 2002, the Company ceased the amortization of goodwill, in accordance with Statement of Financial Accounting Standards No. 142. See Note 10, "Adoption Of New Accounting Pronouncement". The amortization expense for goodwill was $5.5 million for the six months ended June 30, 2001.

Interest Expense. Interest expense for the period ended June 28, 2002 decreased 17.8% to $7.1 million for the six months ended June 28, 2002, as compared the same period in 2001. This reduction resulted from lower interest rates and a reduction in loan origination and amendment fees related to the company's senior and subordinated indebtedness.

Income Tax Provision/(Benefit). The Company's effective tax rate was 37.1 % for the six months ended June 28, 2002 versus (7.7%) for the six months ended June 30, 2001. The Company recognized a $1.3 million tax receivable, in the quarter ended March 29, 2002 associated with the expected refund from a net operating loss carryback to prior years. The refund was received in July 2002. A valuation allowance was recorded against the Company's deferred tax assets including the current operating losses in 2000. All tax expense or benefit is recorded on a cash basis. The effective tax rates in both 2002 and 2001 reflect the cash-basis income tax payments made or tax refunds received during the period.


Liquidity and Capital Resources:
-------------------------------

Current assets at June 28, 2002 were relatively unchanged from December 31, 2001. Current liabilities increased by $3.2 million, primarily due to an increase in senior indebtedness. All senior and subordinated debt has been recorded as current liabilities.

Property, plant and equipment expenditures totaled $1.6 million for the six months ended June 28, 2002 compared with $0.5 million for the six months ended June 30, 2001. The 2002 expenditures are related to new product tooling for new product introductions.

Additions to intangible assets relates primarily to the development of software for the Company's retail self-checkout system, which is expected to be released in 2002. Intangible additions for the six months ended June 28, 2002 were $2.3 million, compared to additions of $1.2 million in the six months ended June 30, 2001.

In March 2002, the Company and its lenders reached an agreement in principle to extend the maturities of the Company's existing financing facilities to August 1, 2002. The extension documents were signed and effective on April 3, 2002. On August 1, 2002, the Company and its lenders agreed to extend the maturities of the Company's existing financing facilities to September 1, 2002.

The terms of the financing arrangements with the Company's senior lenders are substantially unchanged from the previously disclosed April 13, 2001 modification agreement. Among other provisions, the commitment from the senior lender for the working capital facility is $34.0 million and the commitment for fixed financing is $60.2 million. The interest rate for the senior credit facilities is prime + 3.50%. The Company is required to apply 50% of net cash proceeds from asset sales to repay amounts borrowed under its senior credit facilities. In addition, the company is required to achieve certain milestones in its recapitalization process.


In connection with the debt modification agreements reached with its lenders on April 13, 2001, the Company accrued $4.1 million for debt modification fees payable and recorded a related discount on the debt. Debt discount was amortized through April 1, 2002, the expiration date of the prior amendment.

At June 28, 2002, liquidity immediately available to the Company consisted of cash and cash equivalents of $1.3 million. The Company had a revolving credit facility totaling $34.0 million, of which $32.3 million was outstanding at June 28, 2002. The Company believes that the liquidity available for operations is a limiting factor in its ability to finance normal operations.

The Company has experienced recurring losses from operations, has undergone repeated renegotiations with its lenders of senior and subordinated indebtedness and has a significant working capital deficit. All of the Company's debt, totaling $122.5 million at June 28, 2002, is recorded as current.

These matters present the Company with a liquidity issue and raises substantial doubts about its ability to continue as a going concern. Management's plans in regard to these matters are discussed in Note 1, "Description Of Business And Current Events". The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result, should the Company be unable to continue as a going concern.

In the opinion of management, inflation has not had a material effect on the operations of the Company.


Item 3:  Quantitative and Qualitative Disclosures about Market Risk
-------------------------------------------------------------------

There has been no significant change in market risk from that disclosed in the Company's December 31, 2001 annual report on Form 10-K.


Cautionary   Statement  Pursuant  to  Safe  Harbor  Provisions  of  the  Private
--------------------------------------------------------------------------------
Securities Litigation Reform Act of 1995
----------------------------------------

     Certain statements contained in this Management's Discussion and Analysis may be forward-looking in nature, or "forward-looking statements" as defined in the Private Securities Litigation Reform Act of 1995. Management cautions that these statements are estimates of future performance and are highly dependent upon a variety of important factors, which could cause actual results to differ materially from the estimate. These factors include the market acceptance of existing and new products, competitive product offerings and pricing pressures, the successful completion of the Company's recapitalization efforts, successfully negotiating extensions to existing financing or the negotiation of new financing on acceptable terms, foreign currency and interest rate fluctuations, fulfillment of lending agreements and the disposition of legal issues. Profits and available cash flows also will be affected by the Company's ability to control manufacturing and operating costs. Reference should be made to filings with the Securities and Exchange Commission for further discussion of factors that could affect the Company's future results.

PART II: OTHER INFORMATION

Item 1:  Legal Proceedings:
         -----------------

Symbol Technologies, Inc.

     In November, 2000, the Company settled all then pending litigation with Symbol Technologies, Inc. ("Symbol"). The agreements resolved all claims between the parties, settled all disputed royalty payments, amended and clarified the Company's existing license agreement, and included certain new patents. ("Settlement Agreement"). Under the Settlement Agreement the parties also entered into product supply agreements for products that began shipping in early 2001. Under the terms of the supply agreements, the Company agreed to purchase hand-held laser scanners and scan engines from Symbol and Symbol agreed to purchase fixed position retail PCS scanners from the Company.

     On June 21, 2002, the Company gave official notice to Symbol that the Company believed Symbol had breached the Settlement Agreement in two respects. A week later, Symbol brought suit against the Company in New York State Court in Suffolk County. The lawsuit alleges, among other things, that the Company failed to deliver new fixed scanner products to Symbol on a timely basis. Symbol also requested injunctive relief requiring the Company to deliver certain products to Symbol for distribution under the Settlement Agreement. The parties have submitted written arguments to the court for determination. A decision on the request for injunctive relief is expected within 60 days.

Lemelson

     The declaratory judgment action filed by the Company and six other prominent leaders in the Automatic Identification and Data Capture industry ("Plaintiffs") on July 21, 1999 continues to move forward.

     In  March of  2000,  the  District  Court  had  dismissed  one  count  (the prosecution laches claim) presented by Plaintiffs' in the action. Plaintiffs' filed an appeal of the dismissal of that count to the United States Court of Appeals for the Federal Circuit ("Circuit Court"). On January 24, 2002, the Circuit Court reversed the District Court's decision, revitalizing Plaintiffs' ability to present the prosecution laches claim in the trial of the case. In June of 2002, the Lemelson Medical, Educational & Research Foundation, Limited Partnership ("Lemelson") filed a Petition for Writ of Certiorari to the Supreme Court of the United States ("Petition") asking the Court to review the Circuit Court's decision concerning prosecution laches. Plaintiffs' will be filing an Opposition to Lemelson's Petition soon.

     Since the end of second quarter, Plaintiffs have presented a number of new motions for summary judgment to the District Court. These motions continue to make their way through the judicial process. There have been no rulings on these motions to date. The trial of this case has been postponed from August 2002 to November 2002. The Company, and as we understand, the other plaintiffs, continue to be confident of prevailing in this case.

International Automated Systems

     International Automated Systems (IAS) filed a lawsuit in July, 1999, against Optimal Robotics and the Company alleging that the Optimal U-Scan self-checkout device infringes certain IAS patents. The U-Scan device is the subject of an agreement between Optimal and the Company. The Company is indemnified by Optimal under the terms of the agreement and Optimal is defending this action on behalf of the Company.

Metrologic Instruments, Inc.

     Metrologic Instruments, Inc. brought suit against the Company, in October 1999 in the U.S. District Court for the District of New Jersey, alleging infringement of seven patents belonging to Metrologic. The Company considers all of Metrologic's patent infringement claims to be without merit based on non-infringement and/or invalidity of the Metrologic patents. A Markman hearing was held by the presiding judge on August 6-7, 2002, to address technical issues related to the patents. Pending the outcome of the Markman hearing, any remaining issues in the case will be set for trial in late fall of 2002.

Plesko Suit

     Mr. Plesko, currently an employee of PSC, brought suit in July 2001 in the state courts of New York against PSC and Symbol Technologies, alleging among other things, that PSC had failed to properly exploit technology that it earlier purchased from Mr. Plesko's company, GAP/GEO Technologies, resulting in a loss of royalty revenue. PSC subsequently transferred the technology to Symbol as part of the settlement of claims between PSC and Symbol. The complaint originally sought damages of $30.0 million from PSC and a greater amount from Symbol.. Symbol was subsequently successful on dismissing the actions against it. PSC considers the complaint to be without merit and intends to vigorously defend the case,. The Company also has recently brought a motion for summary judgment requesting that the judge determine there are no issues of fact and that the Company would prevail on the issues of law. The hearing is scheduled for September 7, 2002.


Item 2:   Changes in Securities:
          ---------------------

Nasdaq Delisting

     On July 3, 2002 the Company was notified by Nasdaq (the Nasdaq Stock Market, Inc.), of its failure to meet minimum listing requirements for continued reporting on the Nasdaq Small Cap stock market exchange.

     On July 11, 2002, the Company responded to the notification, requesting an Appeal Hearing, which was subsequently scheduled for August 22, 2002. Upon further assessment by the Company, it concluded that the Company's grounds for appeal would be insufficient to prevail at the Appeal Hearing. As a result, on August 19, 2002, the Company withdrew its request for an Appeal Hearing.

     The Company believes that Nasdaq will halt trading on the Company's stock within several days of receipt of the Appeal Hearing withdrawal letter. The Company believes that it qualifies to be traded on the "Over The Counter"
     (OTC) Bulletin Board, once trading is halted on Nasdaq. The Company intends to transition to the OTC Bulletin Board as quickly as possible, at that time.


Item 3:   Defaults upon Senior Securities:
          -------------------------------

     None.


Item 4:   Submission of Matters of Shareholders to a Vote of Security Holders:
          -------------------------------------------------------------------
     None.


Item 5:   Other Information:
          -----------------

     None.


Item 6:   Exhibits and Reports on Form 8-K
          --------------------------------

          (a)    Exhibits:

                 99.1      Section 906 of the Sarbanes-Oxley Act of 2002

                 99.2      Section 906 of the Sarbanes-Oxley Act of 2002

          (b)    Reports on Form 8-K: None


Item 7:      Critical Accounting Policies and Estimates

     There has been no change in the Company's critical accounting policies and estimates from those disclosed in the Company's December 31, 2001 annual report on Form 10-K.

     The Company has prepared this 10-Q without concurrent review by outside auditors, as prescribed under the reporting provisions of the Securities and Exchange Commission (SEC). On July 29, 2002, the Company notified the SEC on Form 8-K that it had terminated its auditing relationship with Arthur Andersen. The Company is in the process of selecting replacement auditors, but that process has not yet been completed. Once replacement auditors have been selected, appropriate notification on Form 8-K will be filed and the Company will arrange for the new auditors to perform a review of the quarterly financial statements and disclosures reported in this 10-Q. An amendment to this 10-Q will also be filed, to confirm the completion of the quarterly review process, and adjustments, if any, will be disclosed at that time.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              PSC Inc.



DATE:    AUGUST 19, 2002      By:/s/EDWARD J. BOREY
                                  ------------------------------------------
                              Edward J. Borey
                              President, Chief Executive Officer and Director






DATE:    August 19, 2002      By:/s/PAUL M. BROWN
                                  ------------------------------------------
                              Paul M. Brown
                              Vice President and Chief Financial Officer
                              (Principal Financial Officer)