Form 10-Q
period 2002-09-29
PSC INC
filed 2002-11-18
CIK 319379

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

                For the quarterly period ended September 29, 2002

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

Yes    |X|       No   |_|

         As of November 5, 2002, there were 12,834,467 shares of common stock outstanding.

                            PSC INC. AND SUBSIDIARIES

                                      INDEX


PART I:  FINANCIAL INFORMATION

Item 1    Financial Statements                                                                         Page
                                                                                                       Number
                                                                                                       ------
          Consolidated Balance Sheets as of
          December 31, 2001 and September 29, 2002 (Unaudited)..........................................3-4

          Consolidated Statements of Operations and
          Accumulated Deficit for the three and nine months ended:
          September 29, 2001 (Unaudited) and September 29, 2002 (Unaudited) ..............................5

          Consolidated Statements of Cash Flows
          for the nine months ended:
          September 29, 2001 (Unaudited) and September 29, 2002 (Unaudited) ..............................6

          Notes to Consolidated Financial Statements (Unaudited) ......................................7-13

Item 2    Management's Discussion and Analysis of
          Financial Condition and Results of Operations ..............................................14-17

Item 3    Quantitative and Qualitative Disclosures about Market Risk.....................................17

PART II: OTHER INFORMATION

Item 1    Legal Proceedings ..........................................................................18-19

Item 2    Changes in Securities..........................................................................19

Item 3    Defaults upon Senior Securities................................................................19

Item 4    Submission of Matters to a Vote of Security Holders ...........................................19

Item 5    Other Information   ...........................................................................20

Item 6    Exhibits and Reports on Form 8-K...............................................................20

Item 7    Critical Accounting Policies and Estimates  ...................................................20

PART I - FINANCIAL INFORMATION

ITEM 1:  FINANCIAL STATEMENTS
         --------------------

                                              PSC INC. AND SUBSIDIARIES
                                             CONSOLIDATED BALANCE SHEETS
                                              (All amounts in thousands)

                                                                           December 31, 2001           September 29, 2002
                                                                           -----------------           ------------------
                                                                                                          (Unaudited)

ASSETS
Current Assets:
   Cash and cash equivalents                                                            $1,865                       $1,543
   Accounts receivable, net of allowance for doubtful
      accounts of $879 and $591, respectively                                           33,850                       33,245
   Inventories, net                                                                     17,885                       22,040
   Prepaid expenses and other                                                            3,195                        5,573
                                                                        -----------------------     ------------------------

         Total current assets                                                           56,795                       62,401

Property, Plant and Equipment, net of
   accumulated depreciation of $20,707 and $23,237
   respectively                                                                          8,997                        8,655

Goodwill, net of accumulated amortization of $43,214 and $43,214                        63,285                       63,327

Intangibles, net of accumulated amortization of $4,921 and $6,105                        6,640                        8,622
                                                                        -----------------------     ------------------------
                                                                        -----------------------     ------------------------

        Total assets                                                                  $135,717                     $143,005
                                                                        =======================     ========================

















        See accompanying notes to the Consolidated Financial Statements.

                            PSC INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                           (All amounts in thousands)
                                   (Continued)

                                                                           December 31, 2001          September 29, 2002
                                                                           -----------------          ------------------
                                                                                                        (Unaudited)
LIABILITIES AND SHAREHOLDERS' EQUITY/(DEFICIT)

Current Liabilities:
   Current portion of long-term debt                                                  $119,349                  $123,998
   Accounts payable                                                                     17,325                    21,505
   Accrued expenses                                                                     19,889                    22,710
   Accrued payroll and related employee benefits                                         3,836                     2,676
                                                                          ---------------------      --------------------

   Total current liabilities                                                           160,399                   170,889

Long-Term Debt, less current maturities                                                      -                         -

Other Long-Term Liabilities                                                              2,497                     2,847

Shareholders' Equity (Deficit):
   Series A convertible preferred shares, par value $.01;
      110 shares authorized, issued and outstanding
     ($11,000 aggregate liquidation value)                                                   1                         1
   Series B preferred shares, par value $.01; 175
      authorized, no shares issued and outstanding                                           -                         -
   Undesignated preferred shares, par value $.01;
      9,715 authorized, no shares issued and outstanding                                     -                         -
   Common shares, par value $.01; 100,000 authorized
      12,834 and 12,834 shares issued and outstanding                                      129                       129
   Additional paid-in capital                                                           73,078                    73,078
   Accumulated deficit                                                                (95,606)                  (99,491)
   Accumulated other comprehensive loss                                                (3,424)                   (3,091)
   Less treasury stock repurchased at cost, 180 shares                                 (1,357)                   (1,357)
                                                                          ---------------------      --------------------

        Total shareholders' equity (deficit)                                          (27,179)                  (30,731)
                                                                          ---------------------      --------------------


Total liabilities and shareholders' equity (deficit)                                  $135,717                  $143,005
                                                                          =====================      ====================







        See accompanying notes to the Consolidated Financial Statements.

                            PSC INC. AND SUBSIDIARIES
          CONSOLIDATED STATEMENTS OF OPERATIONS AND ACCUMULATED DEFICIT
                (ALL AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                 Three Months Ended                    Nine Months Ended
                                                        ------------------------------------- ------------------------------------
                                                        September 29, 2001     September 29,     September 29,      September 29,
                                                        ------------------     --------------    ---------------    --------------
                                                              2001                2002              2001               2002
                                                              ----                ----              ----               ----
                                                           (Unaudited)         (Unaudited)        (Unaudited)       (Unaudited)
Net Sales                                                          $44,610           $42,452           $145,537          $127,199
Cost of sales                                                       27,831            26,749             90,614            78,073
                                                        ------------------     --------------    ---------------    --------------
Gross profit                                                        16,779            15,703             54,923            49,126

Operating Expenses:
     Sales & marketing expense                                       6,708             8,184             22,233            24,275
     Engineering, research and development                           3,783             3,167             12,993             9,520
     General and administrative expense                               3700             3,303             10,832            10,336
     Severance and other costs                                         748               230              1,430               230
     Debt restructuring costs                                          490             (250)              2,825               425
     Amortization of intangibles resulting
     from business acquisitions                                      2,628                 -              8,150                 -
                                                        ------------------     --------------    ---------------    --------------
Total Operating Expenses                                            18,057            14,634             58,463            44,786
                                                        ------------------     --------------    ---------------    --------------
Income (loss) from operations                                      (1,278)             1,069            (3,540)             4,340

Interest and Other (Income)/Expense:
     Interest expense, net                                           4,107             2,944             12,708            10,011
     (Gain) loss from asset sale                                        73                 -              (208)                 -
     Other (income) expense                                          (449)             (309)              (140)             (456)
                                                        ------------------     --------------    ---------------    --------------
                                                                     3,731             2,635             12,360             9,555

     Loss before income tax provision/(benefit)                    (5,009)           (1,566)           (15,900)           (5,215)
     Income tax provision/(benefit)                                  (116)                21                721           (1,330)
                                                        ------------------     --------------    ---------------    --------------
     Loss before cumulative effect of accounting                   (4,893)           (1,587)           (16,621)           (3,885)
       change
     Cumulative effect of accounting change                              -                 -                838                 -
                                                        ------------------     --------------    ---------------    --------------
Net income/(loss)                                                $ (4,893)         $ (1,587)         $ (15,783)         $ (3,885)
                                                        ------------------     --------------    ---------------    --------------
Net income/(loss) per share before cumulative effect
of accounting change:
Basic and diluted:                                                $ (0.39)          $ (0.12)           $ (1.35)          $ (0.30)

Net income/(loss) per share of cumulative effect of
accounting change:
Basic and diluted:                                                   $   -                 -             $ 0.07                 -

Net income/(loss) per share after cumulative effect
of accounting change:
Basic and diluted:                                                $ (0.39)          $ (0.12)           $ (1.28)          $ (0.30)

Weighted average number of common and common share
equivalent shares outstanding:
Basic and diluted:                                                  12,499            12,834             12,353            12,834

Accumulated Deficit:
     Accumulated deficit, beginning of period                   $ (84,017)        $ (97,904)         $ (73,127)        $ (95,606)
     Net income/(loss)                                             (4,893)           (1,587)           (15,783)           (3,885)
                                                        ------------------     --------------    ---------------    --------------
Accumulated deficit, end of period                              $ (88,910)        $ (99,491)         $ (88,910)        $ (99,491)
                                                        ------------------     --------------    ---------------    --------------

        See accompanying notes to the Consolidated Financial Statements.

                            PSC INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (All amounts in thousands)

                                                                                       Nine months Ended
                                                                        -------------------------------------------------
                                                                           September 29, 2001      September 29, 2002
                                                                           ------------------      ------------------
                                                                               (Unaudited)             (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                                       $ (15,783)               $ (3,885)
   Adjustments to reconcile net loss to net cash provided by (used in)
    operating activities:
   Depreciation and amortization                                                      13,392                   5,103
   Change in fair value of fee option and warrants                                        46                   (247)
   Gain on dispositions of assets                                                      (208)                       -
   Cumulative effect of accounting change                                              (838)                       -
   (Increase)/decrease in assets:
      Accounts receivable, net                                                         2,177                     605
      Inventories                                                                      (339)                 (4,155)
      Prepaid expenses and other                                                       1,523                 (2,375)
   Increase/(decrease) in liabilities:
      Accounts payable                                                               (3,851)                   4,159
      Accrued expenses                                                                 2,092                   2,827
      Accrued payroll and related employee benefits                                  (1,600)                 (1,164)
      Additions/(reductions) to other long-term liabilities, net                         341                     607
                                                                             ----------------        ----------------
      Net cash provided by / (used in) operating activities                          (3,048)                   1,475
                                                                             ----------------        ----------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures, net                                                         (1,259)                 (2,365)
   Additions to intangible and other assets                                          (2,158)                 (3,034)
   Proceeds from sales of assets                                                      12,774                       -
                                                                             ----------------        ----------------
      Net cash provided by / (used in) investing activities                            9,357                 (5,399)
                                                                             ----------------        ----------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Additions to long-term debt                                                         2,000                   3,267
   Payments of long-term debt                                                       (12,522)                       -
   Exercise of options and issuance of common shares                                     375                       -
                                                                             ----------------        ----------------
      Net cash provided by / (used in) financing activities                         (10,147)                   3,267
                                                                             ----------------        ----------------

Effect of exchange rate changes on cash and cash equivalents                           (531)                     335
                                                                             ----------------        ----------------

Net increase / (decrease) in cash and cash equivalents                               (4,369)                   (322)

CASH AND CASH EQUIVALENTS:
      Beginning of period                                                              5,461                   1,865
                                                                             ----------------        ----------------
      End of period                                                                  $ 1,092                 $ 1,543
                                                                             ================        ================
SUPPLEMENTAL CASH FLOW INFORMATION: .................
Interest paid                       .................                                $ 2,012                 $ 2,526
Income taxes paid                   .................                                $ 3,735                 $ 1,318
Increase in debt discount and accrued expenses related to debt modification          $ 4,100                 $     -

        See accompanying notes to the Consolidated Financial Statements.

                            PSC INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
       FOR THE NINE MONTHS ENDED SEPTEMBER 29, 2001 AND SEPTEMBER 29, 2002
                           (All amounts in thousands)
                                   (Unaudited)

(1)   DESCRIPTION OF BUSINESS AND CURRENT EVENTS

     PSC  Inc.  (the  Company)  is  a  leading  provider  of  retail  automation solutions, mobile and wireless systems, and automated data collection products. Its range of products includes wireless portable, vehicle mount and fixed station data collection terminals, warehouse management software, self-checkout systems and handheld and fixed-position bar code scanners. PSC products are used in supply chain management solutions in the retail, manufacturing, warehousing, distribution and logistics markets. Approximately 48% of the sales are reported in the United States, 33% in Europe and the remaining 19% occur in South America, Australia, Asia and Japan.

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

     In September 2001, the Company completed its restructuring process with a further reduction in costs and expenses, including staffing costs. Total severance and other restructuring costs during 2001 and 2000 were approximately $1.5 million and $4.9 million, respectively. Debt restructuring costs for legal and consulting totaled $3.6 million in 2001 and $0.4 million for the first nine months of 2002. Total cost reductions related to all restructuring activities, including sales of businesses referred to above was estimated to be approximately $40.0 million on an annualized basis.

     Also in September 2001, the Company initiated efforts to attract new equity capital to reduce and refinance its indebtedness and provide additional equity resources to support ongoing operations. The Company secured the services of an investment banking firm to assist in this effort. At September 29, 2002, these efforts are ongoing. In all presently contemplated recapitalization transactions, the Company anticipates that the equity interests of all existing shareholders will be extinguished. However, the precise outcome of

                            PSC INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
       FOR THE NINE MONTHS ENDED SEPTEMBER 29, 2001 AND SEPTEMBER 29, 2002
                           (All amounts in thousands)
                                   (Unaudited)

     existing equity shareholder interests will be dependent upon further negotiations and discussions with prospective private equity investors and cannot be predicted with assurance at this time. As with all business transactions, it is not possible to predict whether any transaction will be consummated.

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

     In March 2002, the Company and its lenders reached an agreement in principle to extend the maturities of the Company's existing financing facilities to August 1, 2002. On August 1, 2002, the Company and its lenders agreed to extend the maturities of the Company's existing financing facilities to September 1, 2002. Since September 1, 2002, the Company and its lenders have agreed to a series of extensions to the maturities of its financing facilities. The Company anticipates that it will be able to obtain additional extensions as necessary. The terms of the extended financing arrangements were substantially unchanged from the prior agreements. The Company is required to achieve certain milestones in its recapitalization process. Management believes that a restructuring transaction acceptable to the Company's lenders can be achieved, although there can be no assurance that such a transaction will be accomplished. In the event that the Company is unsuccessful in these restructuring efforts, the lenders would be entitled to exercise their respective rights and remedies under the credit facilities and applicable law, in which case the Company would not have sufficient funds to repay its outstanding debt and no assurance can be given that alternative sources of sufficient financing would be available on acceptable terms, or on any terms at all.


(2)   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     The accompanying consolidated financial statements have been prepared by the Company without audit, or concurrent review by outside auditors, as required by the reporting provisions of the Securities and Exchange Commission. See Item 7, "Critical Accounting Policies and Estimates", on page 21.

     In the opinion of management, these financial statements include all adjustments necessary to present fairly the Company's financial position as of September 29, 2002, the results of operations for the three and nine months ended September 29, 2001 and September 29, 2002 and its cash flows for the nine months ended September 29, 2001 and September 29, 2002. The results of operations for the three and nine months ended September 29, 2002 are not necessarily indicative of the results to be expected for the full year.

     Certain information and disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The accompanying financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2001 annual report on Form 10-K.

                            PSC INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
       FOR THE NINE MONTHS ENDED SEPTEMBER 29, 2001 AND SEPTEMBER 29, 2002
                           (All amounts in thousands)
                                   (Unaudited)

(3)   INVENTORIES

     Inventories are stated at the lower of cost or market using the first-in, first-out method. Inventory costs include material, direct labor and overhead and consist of the following:

                                              December 31, 2001         September 29, 2002
                                            -----------------------     -----------------------
     Raw materials                                   $14,586                     $18,009
     Work-in-process                                   3,522                       4,699
     Finished goods                                    4,071                       3,886
                                                 ------------                ------------
                                                      22,179                      26,594
     Less inventory reserve                          (4,294)                     (4,554)
                                                 ------------                ------------
                                                     $17,885                     $22,040
                                                 ============                ============

(4)   LONG TERM DEBT

     Current maturities of long-term debt consists of the following:

                                              December 31, 2001         September 29, 2002
                                            -----------------------     -----------------------
     Term loan, net of debt discount
        of $1,265 and $0                             $58,935                     $60,106
     Senior revolving credit                          30,419                      33,720
     Subordinated term loan, net of
     discount of $943 and $766                        29,057                      29,234
     Subordinated promissory note                        938                         938
                                                 ------------                ------------
     Long term debt, net                            $119,349                    $123,998
                                                 ============                ============

     The company has continued to negotiate with its senior and subordinated lenders to provide extensions to its credit facilities. The term loan and senior revolving credit agreements, together with amendments to those agreements, expire on November 15, 2002. The company anticipates that it will be able to obtain additional extensions as necessary. The company has classified the entire term loan and senior revolving credit facility as current. In addition all subordinated indebtedness has been reclassified as current. See Note 1, "Description of Business And Current Events".

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

                            PSC INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
       FOR THE NINE MONTHS ENDED SEPTEMBER 29, 2001 AND SEPTEMBER 29, 2002
                           (All amounts in thousands)
                                   (Unaudited)

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


(6)  SEVERANCE AND OTHER COSTS

     As of December 31, 2001, the amount of the severance accruals was approximately $0.3 million. As of September 29, 2002, the amount of the severance accruals was approximately $0.2 million, which relates to current contractual obligations.


(7)  SHAREHOLDERS' EQUITY

     Other comprehensive loss reports changes in equity that result from transactions and economic events other than transactions with owners. Other comprehensive loss is the total of net loss and all other non-owner changes in equity.

                                                                       Three Months Ended
                                                     --------------------------------------------------------
                                                         September 29, 2001              September 29, 2002
                                                     -------------------------- -----------------------------
     Net income/(loss)                                               $ (4,893)                     $ (1,587)
     Foreign currency translation adjustment                               848                         (369)
                                                     -------------------------- -----------------------------
     Comprehensive loss                                              $ (4,045)                     $ (1,956)

                                                                        Nine Months Ended
                                                     --------------------------------------------------------
                                                         September 29, 2001              September 29, 2002
     Net income/(loss)                                              $ (15,783)                     $ (3,885)
     Foreign currency translation adjustment                             (531)                           333
                                                     -------------------------- -----------------------------
     Comprehensive loss                                             $ (16,314)                     $ (3,552)
                                                     -------------------------- -----------------------------

                            PSC INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
       FOR THE NINE MONTHS ENDED SEPTEMBER 29, 2001 AND SEPTEMBER 29, 2002
                           (All amounts in thousands)
                                   (Unaudited)

     Changes in the status of options under the Company's stock option plans are summarized as follows:

                                          January 1, 2001           Weighted             January 1, 2002          Weighted
                                                   to                Average                   to                 Average
                                         September 29, 2001           Price            September 29, 2002          Price
                                      ------------------------- -- ------------      ------------------------ - -------------
     Options outstanding at
        beginning of period                       3,222                $4.00                      3,521            $2.64
     Options granted                                609                 1.11                        161              .56
     Options exercised                                -                    -                          -                -
     Options forfeited/canceled                   (332)                 3.91                       (72)             2.50
                                           -------------                                   -------------
     Options outstanding at
        end of period                             3,499                $2.74                      3,610            $2.57
                                           =============                                   =============


     Number of options at end
        of period:
        Exercisable                               1,816                $3.82                      2,281            $3.26
        Available for grant                         770                                             547

     During the nine month period ended September 29, 2002, 30,000 forfeited options were cancelled due to the expiration of the 1987 Stock Option Plan in December 1997. These options are not available for future grants.

(8)  NET LOSS PER COMMON AND COMMON EQUIVALENT SHARE

     Basic EPS was computed by dividing reported earnings available to common shareholders by weighted average common shares outstanding during the period. Diluted EPS was the same as basic EPS for the three and nine months ended September 29, 2001 and September 29, 2002 as the affect of options, warrants and preferred shares would have been antidilutive. Options, warrants and preferred shares of 3,499, 975 and 180 common shares, respectively, were outstanding for the nine months ended September 29, 2001. Options, warrants and preferred shares to purchase 3,610, 975 and 180 of common shares were outstanding for the nine months ended September 29, 2002.

                                                                 THREE MONTHS ENDED
                           ------------------------------------------------------------------------------------------------
                                         SEPTEMBER 29, 2001                               SEPTEMBER 29, 2002
                           ------------------------------------------------ -----------------------------------------------
Basic and Diluted              Net loss           Shares           Per         Net loss           Shares        Per
EPS:                                                               Share                                        Share
                              (numerator)       (denominator)      Amount     (numerator)       (denominator)   Amount
                              -----------       -------------      ------     -----------       -------------   ------
Net loss available to
common
shareholders                    $ (4,893)              12,499      $(0.39)       $ (1,587)             12,834   $(0.12)
                           ------------------------------------------------------------------------------------------------

                            PSC INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
       FOR THE NINE MONTHS ENDED SEPTEMBER 29, 2001 AND SEPTEMBER 29, 2002
                           (All amounts in thousands)
                                   (Unaudited)

                                                                 NINE MONTHS ENDED
                           ------------------------------------------------------------------------------------------------
                                         SEPTEMBER 29, 2001                               SEPTEMBER 29, 2002
                           ------------------------------------------------ -----------------------------------------------
Basic and Diluted              Net loss           Shares           Per         Net loss           Shares        Per
EPS:                                                               Share                                        Share
                              (numerator)       (denominator)      Amount     (numerator)       (denominator)   Amount
                              -----------       -------------      ------     -----------       -------------   ------
Net loss available to
common
shareholders                   $ (15,783)              12,353      $(1.28)       $ (3,885)             12,834   $(0.30)
                           ------------------------------------------------------------------------------------------------



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

     Effective January 1, 2002, the Company discontinued the use of foreign exchange forward contract for hedging purposes. As of September 29, 2002, there were no foreign exchange forward contracts outstanding.

     Warrants:

     Effective April 13, 2001, the Company adopted Emerging Issues Task Force Issue 00-19, "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock" ("EITF 00-19"), which prescribes accounting treatment for freestanding contracts that are indexed to, and potentially settled in, a company's own stock. On April 13, 2001, the Company entered into a refinancing modification agreement with its subordinated lenders, in which a portion of the consideration involved a warrant for 975 Common Shares and is held by the Company's subordinated creditors. In March 2000, the strike price of this warrant was lowered from $8.00 to $5.25 and subsequently lowered to $1.15 on April 13, 2001 as part of the modification agreement reached on that date. The adoption of EITF 00-19 resulted in a reclassification of $254 of additional paid-in capital to warrants, a temporary equity item, at December 31, 2000. Immediately prior to the April 13, 2001, the warrants were repriced to fair value, resulting in an increase in the book value of the warrants of $108,

                            PSC INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
       FOR THE NINE MONTHS ENDED SEPTEMBER 29, 2001 AND SEPTEMBER 29, 2002
                           (All amounts in thousands)
                                   (Unaudited)

     and a corresponding decrease to cumulative effect of accounting change. Simultaneously, EITF 00-19 required an adjustment of the original value of the warrants of $600 as well as the increase in their fair market value determined at the time of their first repricing of $600 less the amount previously reclassified of $254 for a total adjustment of $946 recorded as a reduction to additional paid-in capital and an increase to cumulative effect of accounting change. The warrant is now marked to market at its fair value at the end of each reporting period and the gain/loss is recorded in Other (income) / expense.

     In connection with the debt modification, the Company has agreed to pay the subordinated lenders on a pro rata basis for fees up to a maximum payment of $1.5 million based upon the average prevailing per share market price of the Company's Common Shares on the 15 trading days immediately prior to April 2, 2003.

     These  warrants  and  fee  option  are  accounted  for  under  SFAS  133 as
     derivative  instruments.   These  derivatives  do  not  qualify  for  hedge
     accounting, in accordance with SFAS 133, because they relate to the Company's stock price and not to the underlying debt with which they were issued. A mark-to-market gain of $248 and $247 on both the warrants and fee option is recorded as Other (income) / expense in current earnings for the three- and nine-month period ended September 29, 2002, respectively.

(10)  ADOPTION OF NEW ACCOUNTING PRONOUNCEMENT

     Goodwill, which represents the excess of cost over the fair value of the acquisition, was previously amortized using the straight-line method over 5-10 years. Effective January 1, 2002, the Company stopped amortizing its goodwill in accordance with Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" (SFAS 142). The Company has completed its initial assessment of adopting SFAS 142, which requires the identification of any identifiable intangibles that may be associated with the previously recognized goodwill. Based on the Company's assessment, there are no identifiable intangibles that should be separately identified from previously recognized goodwill. The Company is in the process of the second step, testing for impairment based on the fair value of the goodwill. The Company believes that the value of goodwill has been impaired. Although the amount of impairment has not been determined, the Company believes that the range of adjustment to goodwill will be $25-50 million. The amounts used in the transitional goodwill impairment test shall be measured as of the beginning of the year of initial application. The Company is in the process of completing its analysis and anticipates that it will record the impact of adopting SFAS 142 as an accounting change no later than the end of the year.

(11) RECLASSIFICATION

     Certain amounts in prior years have been reclassified to conform to the current year presentation.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
         -----------------------------------------------------------------------
OVERVIEW
--------
     The company has undertaken steps to recapitalize its operations through a new equity contribution and restructuring of its indebtedness. See Note 1, "Description of Business And Current Events".

General
-------

     The following discussion and analysis should be read in conjunction with the Consolidated Financial Statements and Notes to Consolidated Financial Statements of the Company's December 31, 2001 annual report on Form 10-K.

RESULTS OF OPERATIONS: THREE MONTHS ENDED SEPTEMBER 29, 2001 AND SEPTEMBER 29, 2002
--------------------------------------------------------------------------------

NET SALES. Net sales during the three months ended September 29, 2002 decreased $2.2 million or 4.8% compared with the same period in 2001. $0.6 million of this decrease related to the sale of business and product lines in 2001, for which there was no revenue in 2002. The remaining decrease in net sales is attributed primarily to lower sales of handheld scanners and scan engines of $1.3 million, mobile and wireless products of $3.4 million, and other products and services of $0.8 million. The sale of fixed scanners increased $3.9 million compared to the same period in 2001.

GROSS PROFIT. Gross profit during the three months ended September 29, 2002 decreased $1.1 million or 6.4% compared with the same period in 2001. As a percentage of sales, gross profit percentage remained relatively unchanged at 37.0% for the third quarter of 2002, as compared to 37.6% for the third quarter of 2001.

SALES AND MARKETING. Sales and marketing expenses for the three months ended September 29, 2002 increased $1.5 million compared to the same period in 2001. As a percentage of sales, sales and marketing expense was 19.3% in 2002 versus 15.0% in 2001. The percentage increase is primarily attributable to the increased investment in the direct sales organization to enhance contact with and expand relationships with end user customers.

ENGINEERING, RESEARCH AND DEVELOPMENT (ER&D). ER&D expenses for the three months ended September 29, 2002 decreased $0.6 million or 16.3%, compared to the same period in 2001. As a percentage of sales, ER&D was 7.5% in the third quarter of 2002, versus 8.5% of net sales in the third quarter of 2001. The decrease in ER&D is primarily attributable to cost reimbursement from an independent company with which the Company is involved in a joint venture new product development project.

GENERAL AND ADMINISTRATIVE. General and administrative expenses for the three months ended September 29, 2002 decreased $0.3 million as compared to the same period in 2001. Administrative costs decreased by approximately $0.5 million in 2002 compared to 2001, offset by an increase of $0.2 million in legal costs relating to certain litigation and legal expenses.

DEBT RESTRUCTURING COSTS. Debt restructuring costs for the third quarter of 2002 decreased 151.0% to $(0.25) million from $.5 million for the same period in 2001. The decrease is due to reduced consulting costs necessary to manage the debt restructuring process, and reversal of excess accrued expenses.

AMORTIZATION OF GOODWILL. Effective January 1, 2002, the Company ceased the amortization of goodwill, in accordance with Statement of Financial Accounting Standards No. 142. See Note 10, "Adoption Of New Accounting Pronouncement". The amortization expense for goodwill was $ 2.6 million for the three months ended September 28, 2001.

INTEREST EXPENSE. Interest expense for the three months ended September 29, 2002 decreased $1.2 million or 28.3% as compared to the third quarter of 2001. This decrease resulted from lower interest rates and a reduction in loan origination and amendment fees related to the company's senior and subordinated indebtedness.

INCOME TAX PROVISION/(BENEFIT). The Company's effective tax rate was (1.3)% for the three months ended September 29, 2002 versus 2.3% for the three months ended September 29, 2001. A valuation allowance was recorded against all of the Company's deferred tax assets including the current operating losses in 2000. All tax expense or benefit is recorded on a cash basis. The effective tax rates in both 2002 and 2001 reflect the cash-basis income tax payments made or tax refunds received during the period.


RESULTS OF OPERATIONS:  NINE MONTHS ENDED SEPTEMBER 29, 2001 AND SEPTEMBER 29,
2002
--------------------------------------------------------------------------------

NET SALES. Net sales during the nine months ended September 29, 2002 decreased $18.3 million or 12.6% compared with the same period in 2001. $4.0 million of this decrease related to the sale of business and product lines in 2001, for which there was no revenue in 2002. The remaining decrease in net sales is attributed to lower sales of handheld and scan engines of $9.5 million, lower mobile and wireless products sales of $2.9 million and lower services and other miscellaneous products of $3.5 million. Fixed scanning product sales increased by $1.6 million as compared to the same period last year.

GROSS PROFIT. Gross profit during the nine months ended September 29, 2002 decreased $5.8 million or 10.6% compared with the same period in 2001. As a percentage of sales, gross profit percentage increased to 38.6% for the nine months ended September 29, 2002, as compared to 37.7% in the same period in 2001. The increase in gross profit was a result of the streamlining of product lines and cost reductions in manufacturing overhead.

SALES AND MARKETING. Sales and marketing expenses for the nine months ended September 29, 2002 increased to $24.3 million from $22.2 million compared to the same period in 2001. As a percentage of sales, sales and marketing expense was 19.1% in 2002 versus 15.3% in 2001. The percentage increase is primarily attributable to the increased investment in a direct sales organization to enhance contact with and expand relationships with end user customers.

ENGINEERING, RESEARCH AND DEVELOPMENT (ER&D). ER&D expenses for the nine months ended September 29, 2002 decreased $3.5 million or 26.7%, compared to the same period in 2001. As a percentage of sales, ER&D was 7.5% in the first nine months of 2002, versus 8.9% of net sales in the first nine months of 2001. The decrease in ER&D is primarily attributable to cost reimbursement from an independent company with which the Company is involved in a joint venture new product development project, and cost savings efforts brought about by business restructuring.

GENERAL AND ADMINISTRATIVE. General and administrative expenses for the nine months ended September 29, 2002 decreased by $0.5 million to $10.3 million compared to the same period in 2001. As a percentage of sales, general and administrative expense was 8.1% versus 7.4% in 2001. General and administrative costs decreased as a result of the shutdown of the Webster, New York facility and reduction in personnel costs that was associated with the consolidation of operations and administration to Oregon. These costs were offset by legal expenses associated with certain litigation, of approximately $1.3 million.

SEVERANCE AND OTHER COSTS. During the first nine months of 2001, the Company recorded a pretax charge of $1.4 million for employee severance and benefit costs resulting primarily from the consolidation of the Webster, New York operations with its Eugene, Oregon personnel and operations. For the period ended September 29, 2002, there was $0.2 million in severance expense.

DEBT RESTRUCTURING COSTS. Debt restructuring costs for the first nine months of 2002 decreased 85.0% to $0.4 million from $2.8 million for the same period in 2001. The decrease is due to reduced legal and consulting costs necessary to manage the restructuring process during 2002.

AMORTIZATION OF GOODWILL. Effective January 1, 2002, the Company ceased the amortization of goodwill, in accordance with Statement of Financial Accounting Standards No. 142. See Note 10, "Adoption Of New Accounting Pronouncement". The amortization expense for goodwill was $8.2 million for the nine months ended September 29, 2001.

INTEREST EXPENSE. Interest expense decreased 21.2% to $10.0 million for the nine months ended September 29, 2002, as compared the same period in 2001. This decrease resulted from lower interest rates and a reduction in loan origination and amendment fees related to the company's senior and subordinated indebtedness.

INCOME TAX PROVISION/(BENEFIT). The Company's effective tax rate was 25.5% for the nine months ended September 29, 2002 versus (4.5)% for the nine months ended September 29, 2001. The Company recognized a $1.3 million tax receivable, in the quarter ended March 29, 2002 associated with the expected refund from a net operating loss carryback to prior years. The refund was received in July 2002. A valuation allowance was recorded against all of the Company's deferred tax assets including the current operating losses in 2000. All tax expense or benefit is recorded on a cash basis. The effective tax rates in both 2002 and 2001 reflect the cash-basis income tax payments made or tax refunds received during the period.


LIQUIDITY AND CAPITAL RESOURCES:
--------------------------------

Current assets at September 29, 2002 increased by $5.6 million from December 31, 2001, primarily due to increased inventories. Current liabilities increased by $10.5 million, primarily due to an increase in senior indebtedness. All senior and subordinated debt has been recorded as current liabilities.

Property, plant and equipment expenditures totaled $2.4 million for the nine months ended September 29, 2002 compared with $1.3 million for the nine months ended September 29, 2001. The 2002 expenditures are related to new product tooling for new product introductions.

Additions to intangible assets relates primarily to the development of software for the Company's retail self-checkout system, which is expected to be released in 2002. Intangible additions for the nine months ended September 29, 2002 were $3.0 million, compared to additions of $2.2 million in the nine months ended September 29, 2001.

In March 2002, the Company and its lenders reached an agreement in principle to extend the maturities of the Company's existing financing facilities to August 1, 2002. On August 1, 2002, the Company and its lenders agreed to extend the maturities of the Company's existing financing facilities to September 1, 2002. Since September 1, 2002, the Company and its lenders have agreed to a series of extensions to the maturities of its financing facilities. The Company anticipates that it will be able to obtain additional extensions as necessary.

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

At September 29, 2002, liquidity immediately available to the Company consisted of cash and cash equivalents of $1.5 million. The Company had a revolving credit facility totaling $34.0 million, of which $33.7 million was outstanding at September 29, 2002. The Company believes that the liquidity available for operations is a limiting factor in its ability to finance normal operations.

The Company has experienced recurring losses from operations, has undergone repeated renegotiations with its lenders of senior and subordinated indebtedness and has a significant working capital deficit. All of the Company's debt, totaling $124.0 million at September 29, 2002, is recorded as current.

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


CAUTIONARY   STATEMENT  PURSUANT  TO  SAFE  HARBOR  PROVISIONS  OF  THE  PRIVATE
SECURITIES LITIGATION REFORM ACT OF 1995
--------------------------------------------------------------------------------

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

PART II: OTHER INFORMATION

ITEM 1:      LEGAL PROCEEDINGS:
             -----------------

SYMBOL TECHNOLOGIES, INC.

     In November 2000, the Company settled all then-pending litigation with Symbol Technologies, Inc. ("Symbol"). The agreements resolved all claims between the parties, settled all disputed royalty payments, amended and clarified the Company's existing license agreement, and included certain new patents. ("Settlement Agreement"). Under the Settlement Agreement, the parties also entered into product supply agreements for products that began shipping in early 2001. Under the terms of the supply agreements, the Company agreed to purchase hand-held laser scanners and scan engines from Symbol and Symbol agreed to purchase fixed position retail scanners from the Company.

     On June 21, 2002, the Company gave official notice to Symbol that the Company believed Symbol had breached the Settlement Agreement in two respects. A week later, Symbol brought suit against the Company in New York State Court in Suffolk County. The lawsuit alleged, among other things, that the Company failed to deliver new fixed scanner products to Symbol on a timely basis. Symbol also requested injunctive relief requiring the Company to deliver certain products to Symbol for distribution under the Settlement Agreement. The court decision, issued on October 17, 2002, denied Symbol's request for injunctive relief. Rather than filing a counterclaim, the Company chose to file a separate lawsuit in New York State Court in Suffolk County alleging that Symbol breached provisions of the mutual supply agreements. Both cases are early in the discovery process.

LEMELSON

     This declaratory judgment action, filed by the Company and six other prominent leaders in the Automatic Identification and Data Capture industry ("Plaintiffs") on July 21, 1999, has finally arrived at the trial stage. Pre-trial motions began on November 8, 2002, with the trial set to begin on November 18 in the U.S. Federal District Court located in Las Vegas, Nevada. The parties expect the trial to take as long as 34 days.

     In  March of  2000,  the  District  Court  had  dismissed  one  count  (the prosecution laches claim) presented by Plaintiffs' in the action. Plaintiffs' filed an appeal of the dismissal of that count to the United States Court of Appeals for the Federal Circuit ("Circuit Court"). On January 24, 2002, the Circuit Court reversed the District Court's decision, revitalizing Plaintiffs' ability to present the prosecution laches claim in the trial of the case. In June of 2002, the Lemelson Medical, Educational & Research Foundation, Limited Partnership ("Lemelson") filed a Petition for Writ of Certiorari to the Supreme Court of the United States ("Petition") asking the Court to review the Circuit Court's decision concerning prosecution laches. Plaintiffs filed an Opposition to Lemelson's Petition and on October 7, the Supreme Court denied the Writ of Certiorari, declining to review the appellate court decision.

     Since June 30, 2002, Plaintiffs have presented a number of new motions for summary judgment to the District Court. These motions continue to make their way through the judicial process. There have been no rulings on these motions to date. The Company, and as we understand, the other plaintiffs, continue to be confident of prevailing in this case.

INTERNATIONAL AUTOMATED SYSTEMS

     International Automated Systems (IAS) filed a lawsuit in July 1999, against Optimal Robotics and the Company alleging that the Optimal U-Scan self-checkout device infringes certain IAS patents. The U-Scan device is the subject of an agreement between Optimal and the Company. The Company is indemnified by Optimal under the terms of the agreement and Optimal is defending this action on behalf of the Company.

METROLOGIC INSTRUMENTS, INC.

     Metrologic Instruments, Inc. brought suit against the Company, in October 1999 in the U.S. District Court for the District of New Jersey, alleging infringement of seven patents belonging to Metrologic. The Company considers all of Metrologic's patent infringement claims to be without merit based on non-infringement and/or invalidity of the Metrologic patents. A Markman hearing was held by the presiding judge on August 6-7, 2002, to address on the scope of the patents in suit and the technical issues related to the patents. Pending the outcome of the Markman hearing, any remaining issues in the case will be set for trial, most likely in the first half of 2003.

PLESKO SUIT

     Mr. Plesko, currently an employee of PSC, brought suit in July 2001 in the state courts of New York against PSC and Symbol Technologies, alleging among other things, that PSC had failed to properly exploit technology that it earlier purchased from Mr. Plesko's company, GAP/GEO Technologies, resulting in a loss of royalty revenue. PSC subsequently transferred the technology to Symbol as part of the settlement of claims between PSC and Symbol. Both Symbol and the Company have been successful in dismissing Mr. Plesko's actions against them. Mr. Plesko may appeal the dismissal of claims against the Company until November 17, 2002, after which time the case will be dismissed with prejudice.


ITEM 2:     CHANGES IN SECURITIES:
            ---------------------
NASDAQ DELISTING

     On July 3, 2002, the Company was notified by Nasdaq (the Nasdaq Stock Market, Inc.), of its failure to meet minimum listing requirements for continued reporting on the Nasdaq Small Cap stock market exchange.

     On July 11, 2002, the Company responded to the notification, requesting an Appeal Hearing, which was subsequently scheduled for August 22, 2002. Upon further assessment by the Company, it concluded that the Company's grounds for appeal would be insufficient to prevail at the Appeal Hearing. As a result, on August 19, 2002, the Company withdrew its request for an Appeal Hearing.

     On August 20, 2002, Nasdaq halted trading of the Company's stock. Trading of PSC common stock commenced on the "Over The Counter" (OTC) Bulletin Board at that time under the symbol "PSCX.OB".


ITEM 3:     DEFAULTS UPON SENIOR SECURITIES:
            -------------------------------
     None.


ITEM 4:     SUBMISSION OF MATTERS OF SHAREHOLDERS TO A VOTE OF SECURITY HOLDERS:
            -------------------------------------------------------------------

     None.

ITEM 5:     OTHER INFORMATION:
            -----------------
     None.


ITEM 6:      EXHIBITS AND REPORTS ON FORM 8-K
             --------------------------------
(a)      Exhibits:
         ---------
                 99.1      Section 906 of the Sarbanes-Oxley Act of 2002

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

                                                       PSC Inc.



DATE:   November 18, 2002                   By: _______________________________
                                                Edward J. Borey
                                                President,
                                                Chief Executive Officer and
                                                Director






DATE:  November 18, 2002                    By: _______________________________
                                                Paul M. Brown
                                                Vice President and
                                                Chief Financial Officer
                                                (Principal Financial Officer)